Form 10-K
period 2018-12-31
GETTY REALTY CORP /MD/
filed 2019-02-27
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2018

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒			Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (32,462,564 shares of common stock) of the Company was $914,470,000 as of June 30, 2018.

The registrant had outstanding 40,866,854 shares of common stock as of February 27, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2018, pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement, Third Restated Prudential Note Purchase Agreement and MetLife Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and changes in LIBOR reporting practices or the method in which LIBOR is calculated.

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

PART I

Item 1.    Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 933 properties are located in 30 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including, among others, 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. We own the Getty® trademark and trade name in connection with our real estate and the petroleum marketing business in the United States.

We are self-administered and self-managed by our management team, which has extensive experience in owning, leasing and managing convenience store and gasoline station properties. We have invested, and will continue to invest, in real estate and real estate related investments when appropriate opportunities arise. Our company is headquartered in Jericho, New York and as of February 27, 2019, we had 29 employees.

Company Operations

As of December 31, 2018, we owned 859 properties and leased 74 properties from third-party landlords. Our typical property is used as a convenience store and gasoline station, and is located on between one-half and one acre of land in a metropolitan area. In addition, many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps. We have a national portfolio of properties with a concentration in the Northeast and Mid-Atlantic regions. We believe our network of convenience store and gasoline station properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords.

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

Our Properties

Net Lease. As of December 31, 2018, we leased 918 of our properties to tenants under triple-net leases.

Our net lease properties include 814 properties leased under 26 separate unitary or master triple-net leases and 104 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. As of December 31, 2018, our contractual rent weighted average lease term, excluding renewal options, was approximately 10 years.

Several of our leases provide for additional rent based on the aggregate volume of fuel sold. For the year ended December 31, 2018, additional rent based on the aggregate volume of fuel sold was not material to our financial results. In addition, certain of our leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of underground storage tanks (“UST” or “USTs”) that are owned by our tenants. As of December 31, 2018, we have a remaining commitment to fund up to $7.6 million in the aggregate with our tenants for our portion of such capital improvements. For additional information regarding our leases, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment. As of December 31, 2018, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For additional information regarding our redevelopment properties, see “Redevelopment Strategy and Activity” below.

Vacancies. As of December 31, 2018, nine of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station, and other automotive related properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote our geographic and tenant diversity.

During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $78.0 million. During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $214.0 million. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 238 properties, located in various states, for an aggregate purchase price of $536.5 million. These acquisitions included single property transactions and portfolio transactions.

Redevelopment Strategy and Activity

We believe that certain of our properties are located in geographic areas, which together with other factors, may make them well-suited for a new convenience and gasoline use or for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

For the year ended December 31, 2018, rent commenced on six completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed nine redevelopment projects.

For the year ended December 31, 2018, we spent $2.7 million of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2018, we transferred $2.2 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. In addition, during the year ended December 31, 2018, we spent $4.4 million to reimburse tenants for capital expenditures related to our redevelopment activities.

As of December 31, 2018, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the six properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of December 31, 2018, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

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

Getty Petroleum Marketing, Inc. (“Marketing”), which was an indirect wholly owned subsidiary of OAO Lukoil (“Lukoil”) from December 2000 until March 2011, was our principal tenant under a long-term unitary triple-net master lease. In December 2011, Marketing filed with the U.S. Bankruptcy Court for Chapter 11 bankruptcy protection. The bankruptcy proceedings resulted in the termination of the master lease effective April 30, 2012, followed by the liquidation of Marketing. As of December 31, 2018, 374 of the properties we own or lease were previously leased to Marketing.

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. A REIT is a corporation, or a business trust that would otherwise be taxed as a corporation, which meets certain requirements of the Internal Revenue Code. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes. To meet the applicable requirements of the

Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its taxable income. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

Major Tenants

As of December 31, 2018, we had three significant tenants by revenue:

•

We leased 157 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 17% and 21% of our total revenues for the years ended December 31, 2018 and 2017, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% and 15% of our total revenues for the years ended December 31, 2018 and 2017, respectively.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% and 13% of our total revenues for the years ended December 31, 2018 and 2017, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

We believe that our properties are in substantial compliance with federal, state and local provisions pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, we do not believe that existing legislation and regulations will have a material adverse effect on our competitive position. For additional information regarding pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in this Form 10-K.

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For additional information, see “Item 1A. Risk Factors” and to “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and to Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Additional Information

Our website address is www.gettyrealty.com. Information available on our website shall not be deemed to be a part of this Annual Report on Form 10-K. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are available on our website, free of charge, as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the U.S. Securities and Exchange Commission (“SEC”).

Our website also contains our business conduct guidelines (“Code of Ethics”), corporate governance guidelines and the charters of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors. We intend to make available on our website any future amendments or waivers to our Code of Ethics within four business days after any such amendments or waivers become effective.

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

For additional information regarding pending environmental lawsuits and claims, and environmental remediation obligations and estimates, see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2018, we had accrued a total of $59.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.5 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination.

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

We are also subject to the risk that we may receive less net proceeds from the properties we sell as compared to their current carrying value or that the value of our properties may be adversely affected by unfavorable general economic conditions. Unfavorable general economic conditions may also negatively impact our ability to re-lease or sell our properties. Numerous properties compete with our properties in attracting tenants to lease space. The number of available or competitive properties in a particular area could have a material adverse effect on our ability to lease or sell our properties and on the rents we are able to charge. In addition to the risk of disruption in rent receipts, we are subject to the risk of incurring real estate taxes, maintenance, environmental and other expenses at vacant properties. The financial distress, default or bankruptcy of our tenants may also lead to protracted and expensive processes for retaking control of our properties than would otherwise be the case, including, eviction or other legal proceedings related to or resulting from the tenant’s default. These risks are greater with respect to certain of our tenants who lease multiple properties from us. If a tenant files for bankruptcy protection it is possible that we would recover substantially less than the full value of our claims against the tenant. If (i) our tenants do not perform their lease obligations, (ii) we are unable to renew existing leases and promptly recapture and re-lease or sell our properties, (iii) lease terms upon renewal or re-leasing are less favorable than current or historical lease terms, (iv) the values of properties that we sell are adversely affected by market conditions, or (v) we incur significant costs or disruption related to or resulting from tenant financial distress, default or bankruptcy, then our cash flow could be significantly adversely affected.

We are dependent on external sources of capital which may not be available on favorable terms, or at all.

We are dependent on external sources of capital to maintain our status as a REIT and must distribute to our stockholders each year at least 90% of our net taxable income, excluding any net capital gain. Because of these distribution requirements, it is not likely that we will be able to fund all future capital needs, including acquisitions, from income from operations. Therefore, we will have to continue to rely on third-party sources of capital, which may or may not be available on favorable terms, or at all. We may need to access the capital markets in order to execute future significant acquisitions. There can be no assurance that sources of capital will be available to us on favorable terms, or at all.

Our principal sources of liquidity are the cash flows from our operations, funds available under our $300.0 million senior unsecured credit agreement (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”), proceeds from the sale of shares of our common stock through offerings, from time to time, under our at-the-market program (“ATM Program”) and available cash and cash equivalents. The Restated Credit Agreement consists of a $250.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in March 2023. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate.

On June 21, 2018, we entered into a third amended and restated note purchase and guarantee agreement (the “Third Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates. Pursuant to the Third Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100.0 million (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75.0 million (the “Series B Notes”), and (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50.0 million (the “Series C Notes”), that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Third Restated Prudential Note Purchase Agreement and we authorized and issued our 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series D Notes” and, together with the Series A Notes, the Series B Notes and the Series C Notes, the “Notes”). The Third Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Purchase Agreement”) with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates. Pursuant to the MetLife Note Purchase Agreement, we authorized and issued our 5.47% Series E Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series E Notes”). The MetLife Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series E Notes prior to its maturity.

On September 19, 2018, we entered into an amendment (the “Amendment”) of our Restated Credit Agreement. The Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect that we had previously entered into the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the

Amendment) plus the Applicable Rate (as defined in the Amendment) for such facility. For additional information, see “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

The Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement require a mandatory offer to prepay the Notes and the Series E Notes, respectively, upon a change in control in lieu of a change of control event of default). Our ability to meet the terms of the agreements is dependent upon our continued ability to meet certain criteria, as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K, the performance of our tenants and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Restated Credit Agreement, our Third Restated Prudential Note Purchase Agreement or our MetLife Note Purchase Agreement, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

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

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Restated Credit Agreement, our Third Restated Prudential Note Purchase Agreement and our MetLife Note Purchase Agreement and the market price of our common stock.

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the Bank Syndicate related to our Restated Credit Agreement, the lender that is the counterparty to the Third Restated Prudential Note Purchase Agreement, the lender that is the counterparty to the MetLife Note Purchase Agreement and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2018, we leased 157 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global. In the aggregate, our leases with subsidiaries of Global represented 17% and 21% of our total revenues for the years ended December 31, 2018 and 2017, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company. As of December 31, 2018, we leased 77 convenience store and gasoline station properties in three separate unitary leases to United Oil. In the aggregate, our leases with United Oil represented 13% and 15% of our total revenues for the years ended December 31, 2018 and 2017, respectively. As of December 31, 2018, we leased 76 convenience store and gasoline station properties in two separate unitary leases to subsidiaries of Chestnut. In the aggregate, our leases with subsidiaries of Chestnut represented 11% and 13% of our total revenues for the years ended December 31, 2018 and 2017, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

We may not be able to successfully implement our investment strategy. We cannot assure you that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. As part of our overall growth strategy, we regularly review acquisition, financing and redevelopment opportunities, and we expect to continue to pursue investments that we believe will benefit our financial performance. We cannot assure you that investment opportunities which meet our investment criteria will be available. Pursuing our investment opportunities may result in additional debt or new equity issuances, that may initially be dilutive to our net income, and such investments may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not be able to successfully integrate investments into our existing portfolio without operating disruptions or unanticipated costs. To the extent that our current sources of liquidity are not sufficient to fund such investments, we will require other sources of capital, which may or may not be available on favorable terms or at all. Additionally, to the extent that we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate investments into our portfolio or manage any future investments without operating disruptions or unanticipated costs. Moreover, our continued growth will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially adversely affected.

We may acquire new properties and this may create risks.

We may acquire properties when we believe that an acquisition matches our business and investment strategies. These properties may have characteristics or deficiencies currently unknown to us that affect their value or revenue potential. It is possible that the operating performance of these properties may decline after we acquire them, or that they may not perform as expected. Further, if financed by additional debt or new equity issuances, our acquisition of properties may result in stockholder dilution. Our acquisition of properties will expose us to the liabilities of those properties, some of which we may not be aware of at the time of such acquisitions. We face competition in pursuing these acquisitions and we may not succeed in leasing acquired properties at rents sufficient to cover the costs of their acquisition and operations.

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

We have commenced a program to redevelop certain of our properties, and to recapture select properties from our net lease portfolio in order to redevelop such properties, to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. The success at each stage of our redevelopment program is dependent on numerous factors and risks, including our ability to identify and extract qualified sites from our portfolio and successfully prepare and market them for alternative uses, and project development issues, including those relating to planning, zoning, licensing, permitting, third party and governmental authorizations, changes in local market conditions, increases in construction costs, the availability and cost of financing, and issues arising from possible discovery of new environmental contamination and the need to conduct environmental remediation. Occupancy rates and rents at any particular redeveloped property may fail to meet our original expectations for reasons beyond our control, including changes in market and economic conditions and the development by competitors of competing properties. We could experience increased and unexpected costs or significant delays or abandonment of some or all of these redevelopment opportunities. For any of the above-described reasons, and others, we may determine to abandon opportunities that we have already begun to explore or with respect to which we have commenced redevelopment efforts and, as a result, we may fail to recover expenses already incurred. We cannot assure you that we will be able to successfully redevelop and lease any of our identified opportunities or that our overall redevelopment program will be successful. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Restated Credit Agreement. Borrowings under our Restated Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Restated Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Restated Credit Agreement or amend our Restated Credit Agreement, our Third Restated Prudential Note Purchase Agreement or our MetLife Note Purchase Agreement, seek other sources of debt or equity capital or refinance our outstanding indebtedness. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

We are subject to risks inherent in owning and leasing real estate.

We are subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond our control. In addition to general risks applicable to us, our risks include, among others: our liability as a lessee for long-term lease obligations regardless of our revenues; deterioration in national, regional and local economic and real estate market conditions; potential changes in supply of, or demand for, rental properties similar to ours; competition for tenants and declining rental rates; difficulty in selling or re-leasing properties on favorable terms or at all; impairments in our ability to collect rent or other payments due to us when they are due; increases in interest rates and adverse changes in the availability, cost and terms of financing; uninsured property liability; the impact of present or future environmental legislation and compliance with environmental laws; adverse changes in zoning laws and other regulations; acts of terrorism and war; acts of God; the unforeseen impacts of climate change, compliance with any future laws or regulations designed to prevent or mitigate the impacts of climate change, and any material costs related thereto; the potential risk of functional obsolescence of properties over time the need to periodically renovate and repair our properties; and physical or weather-related damage to our properties. Certain significant expenditures generally do not change in response to economic or other conditions, including: (i) debt service, (ii) real estate taxes, (iii) environmental remediation costs and (iv) operating and maintenance costs. The combination of variable revenue and relatively fixed expenditures may result, under certain market conditions, in reduced earnings and could have an adverse effect on our financial condition.

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

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2018, 47.5% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We and our tenants carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses (such as certain environmental liabilities, earthquakes, hurricanes, floods and civil disorder) where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. Furthermore, there are certain types of losses, such as losses resulting from wars, terrorism or certain acts of God, that generally are not insured because they are either uninsurable or not economically insurable. There is no assurance that the existing insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured loss would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our stockholders. Uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period or may cause us to fail to qualify as a REIT.

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. To qualify for taxation as a REIT, we must, among other requirements such as those related to the composition of our assets and gross income, distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. But, we may have to borrow money or sell assets to satisfy such distribution requirements even if the then prevailing market conditions are not favorable for these borrowings. Many of the REIT requirements are highly technical and complex. If we were to fail to meet the requirements, we may be subject to federal income tax, excise taxes, penalties and interest or we may have to pay a deficiency dividend. We may have to borrow money or sell assets to pay such a deficiency dividend.

We cannot guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax for taxable years beginning before 2018, we could be required to pay significant income taxes and we would have less money available for our operations and distributions to stockholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend upon such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. In addition, each of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly. Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (i) we would not be able to pay indebtedness as it becomes due in the usual course of business or (ii) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any stockholders with liquidation preferences. There currently are no stockholders with liquidation preferences.

No assurance can be given that our financial performance in the future will permit our payment of any dividends. Each of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

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

Our charter, with certain exceptions, authorizes our Board of Directors to take such actions as are necessary and desirable to preserve our qualification as a REIT for federal income tax purposes. Unless exempted by our Board of Directors, no person may (i) own, or be deemed to own by virtue of certain constructive ownership provisions of the Internal Revenue Code, in excess of 5.0% (in value or in number of shares, whichever is more restrictive) of the aggregate of the outstanding shares of our common stock or (ii) own, or be deemed to own by virtue of certain other constructive ownership provisions of the Internal Revenue Code, in excess of 9.9% (by value or number of shares, whichever is more restrictive) of the outstanding shares of our common stock, which may discourage large investors from purchasing our stock. This restriction may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of our assets) that might provide a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

The loss of certain members of our management team or Board of Directors could adversely affect our business or the market price of our common stock.

Our future success and ability to implement our business and investment strategy depends, in part, on our ability to attract and retain key management personnel and directors, and on the continued contributions of such persons, each of whom may be difficult to replace. As a REIT, we employ only 29 employees and have a cost-effective management structure. We do not have any employment agreements with any of our executives. In the event of the loss of key management personnel or directors, or upon unexpected death, disability or retirement, we may not be able to find replacements with comparable skill, ability and industry expertise, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. Additionally, certain of our directors beneficially own more than 5% of the outstanding shares of our common stock. If any of these directors cease to be a director of the Company and they or their estate sell a significant portion of such holdings into the public market, it could adversely affect the market price of our common stock.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2018 and 2017, we incurred $6.2 million and $9.3 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations.

Terrorist attacks or other acts of violence or war could affect our business or the businesses of our tenants. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or which could exacerbate, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on, and our independent registered public accounting firm to attest to, the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002.

As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such weaknesses or deficiencies, we will make efforts to further improve our internal control over financial reporting controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is calculated.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly-created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Whether SOFR will become a widely-accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternatives thereto are uncertain at this time. If LIBOR ceases to exist, we may need to renegotiate our Restated Credit Agreement, which extends beyond 2021, to replace LIBOR with the new standard that is established. The potential effects of the foregoing on our cost of capital cannot yet be determined.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators, engaged in the sale of refined petroleum products, day-to-day consumer goods and convenience foods, who are responsible for the operations conducted at our properties and for the payment of all taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer its existing use and the property is not subject to a lease, we will either redevelop the property or seek an alternative tenant or buyer for the property. We manage and evaluate our operations as a single segment.

We believe that most of our owned and leased properties are adequately covered by casualty and liability insurance. In addition, in almost all cases we require our tenants to provide insurance for properties they lease from us, including casualty, liability, pollution legal liability, fire and extended coverage in amounts and on other terms satisfactory to us.

The following table summarizes the geographic distribution of our properties as of December 31, 2018. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease approximately 8,900 square feet of office space at Two Jericho Plaza, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	207	44	251	26.9%
Massachusetts	100	11	111	11.9
Connecticut	72	9	81	8.7
New Jersey	47	5	52	5.6
Texas	49	—	49	5.3
Virginia	45	1	46	4.9
New Hampshire	45	1	46	4.9
South Carolina	45	—	45	4.8
Maryland	40	2	42	4.5
Washington State	31	—	31	3.3
California	29	—	29	3.1
Pennsylvania	23	—	23	2.5
Colorado	23	—	23	2.5
Arizona	23	—	23	2.5
Oregon	13	—	13	1.4
Arkansas	10	—	10	1.1
Hawaii	10	—	10	1.1
Maine	7	—	7	0.8
Ohio	6	—	6	0.6
New Mexico	5	—	5	0.5
North Carolina	5	—	5	0.5
Rhode Island	5	—	5	0.5
Florida	4	—	4	0.5
Louisiana	4	—	4	0.4
Oklahoma	3	—	3	0.3
Georgia	2	—	2	0.2
Nevada	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Delaware	—	1	1	0.1
Illinois	1	—	1	0.1
North Dakota	1	—	1	0.1
Total	859	74	933	100%

The properties that we lease from third-parties have a remaining lease term, including renewal and extension option terms, averaging approximately nine years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2019	7	9.5%	0.8%
2020	6	8.1	0.6
2021	8	10.8	0.9
2022	4	5.4	0.4
2023	2	2.7	0.2
Subtotal	27	36.5	2.9
Thereafter	47	63.5	5.0
Total	74	100%	7.9%

Revenues from rental properties and tenant reimbursements for the year ended December 31, 2018, were $133.0 million with respect to 926 average rental properties held during the year for an average revenue per rental property of approximately $143,600. Revenues from rental properties and tenant reimbursements for the year ended December 31, 2017, were $117.2 million with respect to 857 average rental properties held during the year for an average revenue per rental property of approximately $136,700.

Rental property lease expirations and annualized contractual rent as of December 31, 2018, are as follows (in thousands, except for number of properties):

CALENDAR YEAR	Number of Rental Properties (a)	Annualized Contractual Rent (b)	Percentage of Total Annualized Rent
Redevelopment	6	$—	—
Vacant	9	—	—
2019	34	3,360	2.9%
2020	37	4,700	4.0
2021	24	2,458	2.1
2022	36	3,046	2.6
2023	23	3,102	2.7
2024	22	2,576	2.2
2025	13	2,696	2.3
2026	77	12,912	11.0
2027	250	18,437	15.8
2028	44	7,017	6.0
Thereafter	358	56,524	48.4
Total	933	$116,828	100.0%

(a)

With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2018, multiplied by 12.

Item 3.    Legal Proceedings

We are subject to various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2018 and 2017, we had accrued $12.2 million and $12.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2018, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of December 31, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker (the “Gallikers”), individually and trading as Millstone Auto Service (“Millstone”), Auto Tech and other named parties, of petroleum-related contamination found at a gasoline station property located in Millstone Township, New Jersey. We did not own or lease this property, but in 1985 we did acquire ownership of certain USTs located at the property. In 1986 we tried to remove these USTs and were refused access by the Gallikers to do so. We believe the USTs were transferred to the Gallikers by operation of law not later than 1987 and responded to the NJDEP’s directive and notice by denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and the Gallikers, individually and trading as Millstone. We filed for, and were granted, a hearing to contest the allegations of the Order and Assessment. In 2014, the NJDEP issued a notice of violation directing the Gallikers and Millstone to register and remove the contents of the USTs at the property. Thereafter, the Gallikers made written demand of us to investigate and remediate all contamination at the property, which we have rejected on the basis that we are not responsible for the alleged contamination. In December 2018, we agreed with the NJDEP upon terms of settlement which require us to conduct a limited remedial investigation and limited remedial work at the property in exchange for NJDEP’s agreement to release us from any future remediation obligations at the property and to withdraw its demand against us for civil penalties and fines. The settlement agreement remains subject to public notice and final NJDEP approval.

MTBE Litigation – State of New Jersey

We are a party to a case involving a large number of gasoline station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) is among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The New Jersey MDL Proceedings name us as a defendant along with approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. The majority of the named defendants have already settled their case with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued for the New Jersey MDL Proceedings with certainty as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL. In November 2015, plaintiffs filed a second amended complaint naming additional defendants and adding factual allegations intended to bolster their claims against the defendants. We have joined with other defendants in the filing of a motion to dismiss the claims against us. This motion is pending with the Court. We intend to defend vigorously the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants, including Exxon Mobil Corporation, APEX Oil Company, Astra Oil Company, Atlantic Richfield Company, various BP, Chevron, Citgo, ConocoPhillips, Hess, Kinder Morgan, Lukoil, Marathon, Shell Oil, Sunoco, Texaco and Valero entities, Cumberland Farms, Duke Energy Merchants, El Paso Merchant Energy-Petroleum Company, Energy Transfer Partners, L.P., Equilon Enterprises, Inc., ETP Holdco Corporation, George E. Warren Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Guttman Energy, Inc., Hartree Partners L.P., Holtzman Oil Corporation, Motiva Enterprises LLC, Nustar Terminals Operations Partnership LP, Phillips 66 Company, Premcor, 7-Eleven, Inc., Sheetz, Inc. , Total Petrochemicals & Refining USA, Inc., Transmontaigne Product Services, Inc., Vitol S.A., WAWA, Inc. and Western Refining, Inc. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17-mile stretch of the Lower Passaic River in New Jersey. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this agreed-upon allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015. The draft RI/FS set forth various alternatives for remediating the entire 17-mile stretch of the Lower Passaic River, and provides that the cost estimate for the preferred remedial action presented therein is in the range of approximately $483 million to $725 million. The EPA has provided comments to the draft RI/FS which led to discussions between the CPG and the EPA regarding an alternative approach to completing the RI/FS, including various adaptive management scenarios focusing on source control interim remedies for the upper 9-miles of the Lower Passaic River. These discussions between the CPG and the EPA are ongoing.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. The EPA has also been engaged in discussions, in which we are participating, with the remaining recipients of the Notice regarding a proposed framework for an allocation process that will lead to offers of cash-out settlements to certain additional parties and a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The EPA-commenced allocation process was scheduled to conclude by mid-2019, but is likely to be extended.

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

Lukoil Americas Case

In March 2016, we filed a civil lawsuit in the New York State Supreme Court, New York County, against Lukoil Americas Corporation and certain of its current or former executives, seeking recovery of environmental remediation costs that we either have incurred, or expect to incur, at properties previously leased to Marketing pursuant to a master lease. The lawsuit alleges various theories of liability, including claims based on environmental liability statutes in effect in the states in which the properties are located, as well as a breach of contract claim seeking to pierce Marketing’s corporate veil. In August 2017, the court denied in part and granted in part a motion by Lukoil Americas Corporation to dismiss our claims. In the fall of 2018, we appealed the dismissal of our breach of contract claim, and the defendants have cross-appealed the partial denial of their motion to dismiss. Further trial court litigation is currently stayed pending completion of a court ordered mediation, which began in 2018 and in which the parties continue to participate. This case is still in an early stage of its proceedings and it is not yet possible to predict or estimate the potential outcome of this case.

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 10,895 beneficial holders of our common stock as of December 20, 2018, of which approximately 924 were holders of record.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018
Getty Realty Corp.	100.00	104.44	105.16	163.72	182.31	207.10
Standard & Poor's 500	100.00	113.69	115.26	129.05	157.22	150.33
Peer Group	100.00	125.75	135.20	163.84	169.03	191.04

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2013, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

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

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	For the Years ended December 31,
	2018 (a)	2017 (b)	2016	2015 (c)	2014
OPERATING DATA:
Total revenues	$136,106	$120,153	$115,271	$110,776	$99,905
Earnings from continuing operations	48,410	45,048	39,825	39,478	19,890
Earnings (loss) from discontinued operations	(704)	2,138	(1,414)	(2,068)	3,528
Net earnings	$47,706	$47,186	$38,411	$37,410	$23,418
Basic and diluted per share amounts:
Earnings from continuing operations	1.19	1.20	1.16	1.17	0.59
Net earnings	1.17	1.26	1.12	1.11	0.69
Basic weighted average common shares outstanding	40,171	36,897	33,806	33,420	33,409
Diluted weighted average common shares outstanding	40,191	36,897	33,806	33,420	33,409
Dividends declared per share (d)	1.31	1.16	1.03	1.15	0.96

FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS (e):
Net earnings	$47,706	$47,186	$38,411	$37,410	$23,418
Depreciation and amortization of real estate assets	23,636	19,089	19,170	16,974	10,549
Gains on dispositions of real estate	(3,948)	(1,041)	(6,213)	(2,611)	(10,218)
Impairments	6,170	9,321	12,814	17,361	21,534
Funds from operations	73,564	74,555	64,182	69,134	45,283
Revenue recognition adjustments	(2,223)	(1,976)	(3,417)	(4,471)	(5,372)
(Recovery) allowance for deferred rent/mortgage receivables	—	—	—	(93)	2,331
Changes in environmental estimates	(1,319)	(6,854)	(7,007)	(4,639)	(2,756)
Accretion expense	2,409	3,448	4,107	4,829	3,046
Environmental litigation accruals	(45)	1,044	801	374	—
Insurance reimbursements	(2,570)	(1,804)	(1,146)	—	—
Legal settlements and judgments	(147)	(6,381)	(514)	(18,176)	—
Acquisition costs	—	—	86	445	104
Adjusted funds from operations	$69,669	$62,032	$57,092	$47,403	$42,636

BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$1,043,106	$970,964	$782,166	$783,233	$595,959
Total assets	1,159,175	1,072,754	877,306	896,918	686,582
Total debt	441,636	379,158	298,544	317,093	124,425
Stockholders’ equity	$581,164	$553,695	$430,918	$406,561	$407,024

NUMBER OF PROPERTIES:
Owned	859	828	740	753	757
Leased	74	79	89	98	106
Total properties	933	907	829	851	863

(a)

Includes (from the date of the acquisition) the effect of the $52.6 million acquisition of 30 properties in the E-Z Mart transaction on April 17, 2018, and the effect of the $17.4 million acquisition of six properties in the Applegreen transaction on August 1, 2018.

(b)

Includes (from the date of the acquisition) the effect of the $123.1 million acquisition of 49 properties in the Empire transaction on September 6, 2017, and the effect of the $68.7 million acquisition of 38 properties in the Applegreen transaction on October 3, 2017.

(c)	Includes (from the date of the acquisition) the effect of the $214.5 million acquisition of 77 properties in the United Oil transaction on June 3, 2015.
(d)	Includes special dividends of $0.22 per share and $0.14 per share for the years ended December 31, 2015, and 2014, respectively.
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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of December 31, 2018, we owned 859 properties and leased 74 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business – Company Operations”, “Item 2. Properties” and “Environmental Matters” below.

Our Properties

Net Lease. As of December 31, 2018, we leased 918 of our properties to tenants under triple-net leases.

Our net lease properties include 814 properties leased under 26 separate unitary or master triple-net leases and 104 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of December 31, 2018, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of December 31, 2018, nine of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station, and other automotive related, properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote our geographic and tenant diversity.

During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $78.0 million. Included in these acquisitions was our April 17, 2018, acquisition of fee simple interests in 30 convenience store and gasoline station properties from GPM Investments, LLC (“GPM”). These properties were simultaneously leased to GPM, a leading regional convenience store and gasoline station operator, under a long-

term triple-net unitary lease. The properties are located across Arkansas, Louisiana, Oklahoma and Texas. The total purchase price for the transaction was $52.6 million, which was funded with funds available under our Revolving Facility. On August 1, 2018, we acquired fee simple interests in six convenience store and gasoline station properties from a U.S. subsidiary of Applegreen PLC (“Applegreen”), the largest convenience store and gasoline station operator in the Republic of Ireland. These properties were simultaneously leased to a U.S. subsidiary of Applegreen under a long-term triple-net unitary lease. The properties are located within the metropolitan market of Columbia, SC. The total purchase price for the transaction was $17.4 million, which was funded with funds available under our Revolving Facility. In addition to the GPM and Applegreen transactions, in 2018, we acquired fee simple interests in five convenience store and gasoline station, and other automotive related properties in various transactions for an aggregate purchase price of $8.0 million.

During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $214.0 million. Included in these acquisitions was our September 6, 2017, acquisition of fee simple interests in 49 convenience store and gasoline station properties from Empire Petroleum Partners LLC (“Empire”). These properties were simultaneously leased to Empire, a leading regional convenience store and gasoline station operator, under a long-term triple-net unitary lease. The properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas. The total purchase price for the transaction was $123.1 million, which was funded with a combination of funds from our Equity Offering and funds available under our Revolving Facility. On October 3, 2017, we acquired fee simple interests in 33 convenience store and gasoline station properties and five stand-alone Burger King quick service restaurants from a U.S. subsidiary of Applegreen. These properties were simultaneously leased to a U.S. subsidiary of Applegreen under a long-term triple-net unitary lease. The properties are located within the metropolitan market of Columbia, SC. The total purchase price for the transaction was $68.7 million, which was funded with a combination of funds from our Equity Offering and funds available under our Revolving Facility. In addition to the Empire and Applegreen transactions, in 2017, we acquired fee simple interests in 16 convenience store and gasoline station, and other automotive properties in various transactions for an aggregate purchase price of $22.2 million.

Redevelopment Strategy and Activity

We believe that certain of our properties are located in geographic areas which, together with other factors, may make them well-suited for a new convenience and gasoline use or for alternative single-tenant net lease retail uses, such as quick service restaurants, automotive parts and service stores, specialty retail stores and bank branch locations. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

For the year ended December 31, 2018, rent commenced on six completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed nine redevelopment projects.

For the year ended December 31, 2018, we spent $2.7 million of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2018, we transferred $2.2 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. In addition, during the year ended December 31, 2018, we spent $4.4 million to reimburse tenants for capital expenditures related to our redevelopment activities.

As of December 31, 2018, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the six properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of December 31, 2018, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded in continuing and discontinued operations, impairment charges aggregating $6.2 million and $9.3 million for the years ended December 31, 2018 and 2017, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

Beginning in the fourth quarter of 2017, we revised our definition of AFFO to exclude three additional items – environmental litigation accruals, insurance reimbursements, and legal settlements and judgments – because we believe that these items are not indicative of our core operating performance. While we do not label excluded items as non-recurring, management believes that excluding items from our definition of AFFO that are either non-cash or not reflective of our core operating performance provides analysts and investors the ability to compare our core operating performance between periods. AFFO for the years ended December 31, 2016 and 2015, has been restated to conform to our revised definition.

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

Results of Operations

Year ended December 31, 2018, compared to year ended December 31, 2017

Revenues from rental properties increased by $15.0 million to $116.3 million for the year ended December 31, 2018, as compared to $101.3 million for the year ended December 31, 2017. The increase in revenues from rental properties was primarily due to $13.4 million of revenue from the properties acquired in 2018 and the second half of 2017. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $114.1 million for the year ended December 31, 2018, as compared to $99.4 million for the year ended December 31, 2017. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements were $16.7 million and $15.8 million for the years ended December 31, 2018 and 2017, respectively. Interest income on notes and mortgages receivable was $3.1 million for the year ended December 31, 2018, as compared to $3.0 million for the year ended December 31, 2017.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $2.2 million for the year ended December 31, 2018, and $2.0 million for the year ended December 31, 2017.

Property costs, which are primarily comprised of rent expense, real estate taxes, state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $23.6 million for the year ended December 31, 2018, as compared to $22.3 million for the year ended December 31, 2017. The increase in property costs for the year ended December 31, 2018, was principally due to an increase in real estate taxes and property related professional fees.

Impairment charges included in continuing operations were $4.9 million for the year ended December 31, 2018, as compared to $8.3 million for the year ended December 31, 2017. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the years ended December 31, 2018 and 2017, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses included in continuing operations were $4.7 million for the year ended December 31, 2018, as compared to $3.1 million for the year ended December 31, 2017. The increase in environmental expenses for the year ended December 31, 2018, was principally due to a $0.7 million increase in environmental legal fees and expenses, and a $1.9 million increase in net environmental remediation costs, offset by a $1.1 million decrease in environmental litigation accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $14.7 million for the year ended December 31, 2018, as compared to $13.9 million for the year ended December 31, 2017. The increase in general and administrative expense for the year ended December 31, 2018, was principally due to a $0.4 million increase in stock-based compensation, a $0.2 million increase in employee related expenses and a $0.2 million increase in public company expenses.

Depreciation and amortization expense was $23.6 million for the year ended December 31, 2018, as compared to $19.1 million for the year ended December 31, 2017. The increase in depreciation and amortization expense was primarily due to depreciation and amortization of properties acquired offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate were $3.9 million for the year ended December 31, 2018, as compared to $1.0 million for the year ended December 31, 2017. The gains were the result of the sale of nine and 12 properties during each of the years ended December 31, 2018 and 2017, respectively.

Other income was $2.7 million for the year ended December 31, 2018, as compared to $8.5 million for the year ended December 31, 2017. For the year ended December 31, 2018, other income was primarily attributable to $2.6 million received from insurance reimbursements. Other income for the year ended December 31, 2017, was primarily attributable to $1.8 million received from insurance reimbursements and $6.4 million received from legal settlements and judgments.

Interest expense was $22.3 million for the year ended December 31, 2018, as compared to $17.8 million for the year ended December 31, 2017. The increase was due to higher average borrowings outstanding and an increase in average interest rates on borrowings outstanding for the year ended December 31, 2018, as compared to the year ended December 31, 2017.

Loss from discontinued operations was $0.7 million for the year ended December 31, 2018, as compared to earnings of $2.1 million for the year ended December 31, 2017. For the year ended December 31, 2018, environmental credits recorded in discontinued operations were $0.6 million, as compared to $3.2 million for the year ended December 31, 2017. For the year ended December 31, 2018, impairment charges recorded in discontinued operations were $1.3 million, as compared to $1.0 million for the year ended December 31, 2017, and were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of discontinued properties above their fair values. Environmental expenses and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes for one period, as compared to prior periods.

For the year ended December 31, 2018, FFO was $73.6 million, as compared to $74.6 million for the year ended December 31, 2017. For the year ended December 31, 2018, AFFO was $69.7 million, as compared to $62.0 million for the year ended December 31, 2017. FFO for the year ended December 31, 2018, was impacted by changes in net earnings, but excludes a $3.1 million decrease in impairment charges, a $4.5 million increase in depreciation and amortization expense and a $2.9 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2018, also excludes a $6.3 million decrease in legal settlements and judgments, a $4.5 million increase in environmental estimates and accretion expense, a $0.8 million increase in insurance reimbursements, a $1.1 million decrease in environmental litigation accruals, and a $0.2 million decrease in Revenue Recognition Adjustments.

Basic and diluted earnings per share was $1.17 per share for the year ended December 31, 2018, as compared to $1.26 per share for the year ended December 31, 2017. Basic and diluted FFO per share for the year ended December 31, 2018, was $1.81 and $1.80 per share, respectively, as compared to $2.00 per share for the year ended December 31, 2017. Basic and diluted AFFO per share for the year ended December 31, 2018, was $1.71 per share, as compared to $1.66 per share for the year ended December 31, 2017.

Year ended December 31, 2017, compared to year ended December 31, 2016

Revenues from rental properties increased by $4.6 million to $101.3 million for the year ended December 31, 2017, as compared to $96.7 million for the year ended December 31, 2016. The increase in revenues from rental properties was primarily due to $3.2 million and $1.4 million of revenue from the properties acquired in the Empire and Applegreen transactions, respectively. Rental income contractually due from our tenants included in revenues from rental properties in continuing operations was $99.4 million for the year ended December 31, 2017, as compared to $93.3 million for the year ended December 31, 2016. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements were $15.8 million and $15.0 million for the years ended December 31, 2017 and 2016, respectively. Interest income on notes and mortgages receivable was $3.0 million for the year ended December 31, 2017, as compared to $3.5 million for the year ended December 31, 2016.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $2.0 million for the year ended December 31, 2017, and $3.4 million for the year ended December 31, 2016.

Property costs, which are primarily comprised of rent expense, real estate taxes, state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $22.3 million for the year ended December 31, 2017, as compared to $23.2 million for the year ended December 31, 2016. The decrease in property costs for the year ended December 31, 2017, was principally due to a decrease in rent, maintenance and state and local taxes.

Impairment charges included in continuing operations were $8.3 million for the year ended December 31, 2017, as compared to $8.6 million for the year ended December 31, 2016. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges in continuing operations for the years ended December 31, 2017 and 2016, were primarily attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses included in continuing operations for the year ended December 31, 2017, were $3.1 million, as compared to $2.7 million for the year ended December 31, 2016. The increase in environmental expenses for the year ended December 31, 2017, was principally due to a $0.8 million increase in environmental litigation accruals and legal fees, partially offset by a $0.4 million decrease in net environmental remediation costs. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $13.9 million for the year ended December 31, 2017, as compared to $14.2 million for the year ended December 31, 2016. The decrease in general and administrative expense for the year ended December 31, 2017, was principally due to a $0.4 million decline in legal and professional fees and a $0.4 million decrease of non-recurring employee related expenses predominantly due to reductions in severance and retirement costs, partially offset by a $0.5 million increase in employee related expenses.

Recoveries and allowances for uncollectible accounts included in continuing operations increased by $0.6 million to a $0.2 million allowance for the year ended December 31, 2017, as compared to a recovery of $0.4 million for the year ended December 31, 2016.

Depreciation and amortization expense was $19.1 million for the year ended December 31, 2017, as compared to $19.2 million for the year ended December 31, 2016. The decrease was primarily due to a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate offset by depreciation and amortization of properties acquired.

Gains on dispositions of real estate were $1.0 million for the year ended December 31, 2017, as compared to $6.4 million for the year ended December 31, 2016. The gains were the result of the sale of 12 properties during each of the years ended December 31, 2017 and 2016, which did not previously meet the criteria to be held for sale. For the year ended December 31, 2016, the gains were primarily the result of the full recognition of the remaining deferred gain of $3.9 million resulting from the repayment of the entire seller financing mortgage by affiliates of Hanuman Business, Inc. (d/b/a “Ramoco”).

Other income was $8.5 million for the year ended December 31, 2017, as compared to $2.0 million for the year ended December 31, 2016. For the year ended December 31, 2017, other income was primarily attributable to $1.8 million received from insurance reimbursements and $6.4 million received from legal settlements and judgments. Other income for the year ended December 31, 2016, was primarily attributable to $1.1 million received from insurance reimbursements and $0.5 million received from legal settlements and judgments.

Interest expense was $17.8 million for the year ended December 31, 2017, as compared to $16.6 million for the year ended December 31, 2016. The increase for the year ended December 31, 2017, was due to higher average borrowings outstanding and the incurrence of new indebtedness required to fund the Empire and Applegreen transactions.

We report as discontinued operations properties which met the criteria to be accounted for as held for sale in accordance with GAAP as of June 30, 2014, and certain properties disposed of during the periods presented that were previously classified as held for sale as of June 30, 2014. Earnings from discontinued operations were $2.1 million for the year ended December 31, 2017, as compared to a loss of $1.4 million for the year ended December 31, 2016. Environmental credits recorded in discontinued operations was $3.2 million for the year ended December 31, 2017, as compared to $3.0 million for the year ended December 31, 2016. There were no dispositions of real estate included in discontinued operations for the year ended December 31, 2017. Loss on dispositions of real estate included in discontinued operations was $0.2 million for the year ended December 31, 2016. For the year ended December 31, 2016, there were two property dispositions recorded in discontinued operations. Impairment charges recorded in discontinued operations during the years ended December 31, 2017 and 2016, of $1.0 million and $4.2 million, respectively, were attributable to the accumulation of asset retirement costs as a result of increases in estimated environmental liabilities which increased the carrying values of certain properties above their fair values. Environmental expenses and impairment charges vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the directions of changes for one period, as compared to prior periods.

For the year ended December 31, 2017, FFO increased by $10.4 million to $74.6 million, as compared to $64.2 million for the year ended December 31, 2016, and AFFO increased by $4.9 million to $62.0 million, as compared to $57.1 million for the prior year. The increase in FFO for the year ended December 31, 2017, was due to changes in net earnings but excludes a $3.5 million decrease in impairment charges, a $0.1 million decrease in depreciation and amortization expense and a $5.2 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2017, also excludes a $5.9 million increase in legal settlements and judgments, a $0.7 million increase in insurance reimbursements, a $0.2 million increase in environmental litigation accruals, a $0.5 million increase in environmental estimates and accretion expense, a $0.1 million decrease in acquisition costs and a $1.4 million decrease in Revenue Recognition Adjustments.

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

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility which is scheduled to mature in March 2022, proceeds from the sale of shares of our common stock through offerings, from time to time, under our ATM Program and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Restated Credit Agreement, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents.

Our cash flow activities for the years ended December 31, 2018, 2017 and 2016, are summarized as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Net cash flow provided by operating activities	$63,346	$56,742	$36,874
Net cash flow (used in)/provided by investing activities	(75,931)	(206,217)	12,980
Net cash flow provided by/(used in) financing activities	$40,514	$157,094	$(41,011)

Operating Activities

Net cash flow from operating activities increased by $6.6 million for the year ended December 31, 2018, to $63.3 million, as compared to $56.7 million for the year ended December 31, 2017. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the years ended December 31, 2018, 2017 and 2016, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $130.3 million for the year ended December 31, 2018, to a use of $75.9 million, as compared to a use of $206.2 million for the year ended December 31, 2017. The decrease in net cash flow used in investing activities for the year ended December 31, 2018, was primarily due to a decrease of $136.0 million of property acquisitions, partially offset by an increase in capital expenditures of $3.4 million and an increase of $1.4 million in additions to construction in progress.

Financing Activities

Net cash flow provided by financing activities decreased by $116.6 million for the year ended December 31, 2018, to $40.5 million, as compared to a use of $157.1 million for the year ended December 31, 2017. The decrease in net cash flow from financing activities for the year ended December 31, 2018, was primarily due to a decrease in net proceeds from issuances of common stock of $87.7 million, an increase in dividends paid of $11.2 million, an increase of $3.2 million in debt issuance costs and a decrease in net borrowings of $15.0 million.

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

On September 19, 2018, we entered into an amendment (the “Amendment”) of our Restated Credit Agreement. The Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect that we had previously entered into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the Amendment) plus the Applicable Rate (as defined in the Amendment) for such facility.

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

Debt Maturities

The amounts outstanding under our Restated Credit Agreement, Third Restated Prudential Note Purchase Agreement and MetLife Note Purchase Agreement, exclusive of extension options, are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2018	December 31, 2017
Unsecured Revolving Credit Facility	March 2022	3.95%	$70,000	$105,000
Unsecured Term Loan	March 2023	3.96%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	—
Series E Notes	June 2028	5.47%	50,000	—
Total debt			445,000	380,000
Unamortized debt issuance costs, net			(3,364)	(842)
Total debt, net			$441,636	$379,158

As of December 31, 2018, we are in compliance with all of the material terms of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement.

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

During the years ended December 31, 2018 and 2017, we issued 1.1 million and 0.5 million shares of our common stock, respectively, and received net proceeds of $30.1 million and $13.5 million, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $78.0 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $214.0 million. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the year ended December 31, 2018, we spent $2.7 million of construction-in-progress costs related to our redevelopment activities. In addition, during the year ended December 31, 2018, we spent $4.4 million to reimburse tenants for capital expenditures related to our redevelopment activities.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2018, we have a remaining commitment to fund up to $7.6 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement, the MetLife Note Purchase Agreement and other factors, and therefore is not assured. In particular, the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement prohibit the payment of dividends during certain events of default.

Cash dividends paid to our stockholders aggregated $50.5 million, $39.3 million and $36.2 million, for the years ended December 31, 2018, 2017 and 2016, respectively. In addition, during the year ended December 31, 2016, we paid $4.4 million in stock dividends as part of a special dividend. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments as of December 31, 2018, were comprised of borrowings under the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement, the MetLife Note Purchase Agreement (excluding extension options and unamortized debt issuance costs), operating and capital lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties which were previously leased to Marketing.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2018, exclusive of extension options and unamortized debt issuance costs, are summarized below (in thousands):

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating and capital leases	$23,212	$6,016	$9,655	$4,787	$2,754
Credit agreement	120,000	—	—	120,000	—
Senior unsecured notes	325,000	—	100,000	75,000	150,000
Interest on debt (a)	114,381	22,597	40,112	24,441	27,231
Estimated environmental remediation expenditures (b)	59,821	8,509	18,607	8,762	23,943
Capital improvements (c)	7,621	106	—	315	7,200
Total	$650,035	$37,228	$168,374	$233,305	$211,128

(a)	For our Restated Credit Agreement, which bears interest at variable rates, future interest expense was calculated using the cost of borrowing as of December 31, 2018.
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
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

Revenue Recognition

We earn revenue primarily from operating leases with our tenants. We recognize income under leases with our tenants, on the straight-line method, which effectively recognizes contractual lease payments evenly over the current term of the leases. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenue from rental properties over the remaining lives of the in-place leases. A critical assumption in applying the straight-line accounting method is that the tenant will make all contractual lease payments during the current lease term and that the net deferred rent receivable balance will be collected when the payment is due, in accordance with the annual rent escalations provided for in the leases. We may be required to reserve, or provide reserves for a portion of, the recorded deferred rent receivable if it becomes apparent that the tenant may not make all of its contractual lease payments when due during the current term of the lease.

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

Income Taxes

Our financial results generally do not reflect provisions for current or deferred federal income taxes because we elected to be treated as a REIT under the federal income tax laws effective January 1, 2001. Our intention is to operate in a manner that will allow us to continue to be treated as a REIT and, as a result, we do not expect to pay substantial corporate-level federal income taxes. Many of the REIT requirements, however, are highly technical and complex. If we were to fail to meet the requirements, we may be subject to federal income tax, excise taxes, penalties and interest or we may have to pay a deficiency dividend to eliminate any earnings and profits that were not distributed. Certain states do not follow the federal REIT rules and we have included provisions for these taxes in property costs.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2018, we had accrued a total of $59.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.5 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2017, we had accrued a total of $63.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $18.6 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.0 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.4 million, $3.4 million and $4.1 million of net accretion expense was recorded for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2018, 2017 and 2016, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $1.3 million, $6.9 million and $7.0 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2018 and 2017, we increased the carrying values of certain of our properties by $5.1 million and $5.5 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, were $4.3 million, $4.3 million and $5.1 million, respectively. Capitalized asset retirement costs were $45.7 million (consisting of $20.4 million of known environmental liabilities and $25.3 million of reserves for future environmental liabilities) as of December 31, 2018 and $45.4 million (consisting of $18.7 million of known environmental liabilities and $26.7 million of reserves for future environmental liabilities) as of December 31, 2017. We recorded impairment charges aggregating $3.9 million and $6.9 million for the years ended December 31, 2018 and 2017, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2018 and 2017, we had accrued $12.2 million and $12.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. (the “Bank Syndicate”). The Restated Credit Agreement consists of a $250.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in March 2023. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of December 31, 2018, were $120.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $120.0 million for the year ended December 31, 2018, an increase in market interest rates of 1.0% for 2019 would decrease our 2019 net income and cash flows by approximately $1.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $120.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2019 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

Item 8.    Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2018	2017
ASSETS:
Real Estate:
Land	$631,185	$589,497
Buildings and improvements	409,753	379,785
Construction in progress	2,168	1,682
	1,043,106	970,964
Less accumulated depreciation and amortization	(150,691)	(133,353)
Real estate, net	892,415	837,611
Investment in direct financing leases, net	85,892	89,587
Notes and mortgages receivable	33,519	32,366
Cash and cash equivalents	46,892	19,992
Restricted cash	1,850	821
Deferred rent receivable	37,722	33,610
Accounts receivable, net of allowance of $2,094 and $1,840, respectively	3,008	3,712
Prepaid expenses and other assets	57,877	55,055
Total assets	$1,159,175	$1,072,754
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings under credit agreement, net	$117,227	$154,502
Senior unsecured notes, net	324,409	224,656
Environmental remediation obligations	59,821	63,565
Dividends payable	14,495	12,846
Accounts payable and accrued liabilities	62,059	63,490
Total liabilities	578,011	519,059
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 and 10,000,000 shares authorized, respectively; unissued	—	—
Common stock, $0.01 par value; 100,000,000 and 60,000,000 shares authorized, respectively; 40,854,491 and 39,696,110 shares issued and outstanding, respectively	409	397
Additional paid-in capital	638,178	604,872
Dividends paid in excess of earnings	(57,423)	(51,574)
Total stockholders’ equity	581,164	553,695
Total liabilities and stockholders’ equity	$1,159,175	$1,072,754

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2018	2017	2016
Revenues:
Revenues from rental properties	$116,328	$101,332	$96,711
Tenant reimbursements	16,691	15,829	15,017
Interest on notes and mortgages receivable	3,087	2,992	3,543
Total revenues	136,106	120,153	115,271
Operating expenses:
Property costs	23,649	22,345	23,205
Impairments	4,902	8,279	8,566
Environmental	4,711	3,098	2,654
General and administrative	14,661	13,879	14,155
Allowance (recoveries) for uncollectible accounts	470	205	(448)
Depreciation and amortization	23,636	19,089	19,170
Total operating expenses	72,029	66,895	67,302

Gains on dispositions of real estate	3,948	1,041	6,390

Operating income	68,025	54,299	54,359

Other income, net	2,730	8,518	2,027
Interest expense	(22,345)	(17,769)	(16,561)
Earnings from continuing operations	48,410	45,048	39,825
Discontinued operations:
Earnings (loss) from operating activities	(704)	2,138	(1,236)
(Loss) gains on dispositions of real estate	—	—	(178)
Earnings (loss) from discontinued operations	(704)	2,138	(1,414)
Net earnings	$47,706	$47,186	$38,411
Basic earnings per common share:
Earnings from continuing operations	$1.19	$1.20	$1.16
Earnings (loss) earnings from discontinued operations	(0.02)	0.06	(0.04)
Net earnings	$1.17	$1.26	$1.12
Diluted earnings per common share:
Earnings from continuing operations	$1.19	$1.20	$1.16
Earnings (loss) earnings from discontinued operations	(0.02)	0.06	(0.04)
Net earnings	$1.17	$1.26	$1.12
Weighted average common shares outstanding:
Basic	40,171	36,897	33,806
Diluted	40,191	36,897	33,806

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$47,706	$47,186	$38,411
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	23,636	19,089	19,170
Impairment charges	6,170	9,321	12,814
(Gains) loss on dispositions of real estate
Continuing operations	(3,948)	(1,041)	(6,390)
Discontinued operations	—	—	178
Deferred rent receivable	(4,112)	(3,644)	(4,516)
Allowance (recoveries) for uncollectible accounts	470	205	(448)
Amortization of above-market and below-market leases	(808)	(522)	(569)
Amortization of debt issuance costs	871	771	851
Accretion expense	2,409	3,448	4,107
Stock-based compensation expense	1,777	1,350	1,426
Changes in assets and liabilities:
Accounts receivable	(814)	(1,295)	(2,383)
Prepaid expenses and other assets	(708)	489	445
Environmental remediation obligations	(11,210)	(19,798)	(24,640)
Accounts payable and accrued liabilities	1,907	1,183	(1,582)
Net cash flow provided by operating activities	63,346	56,742	36,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(77,972)	(214,000)	(7,688)
Capital expenditures	(3,794)	(434)	(298)
Addition to construction in progress	(2,657)	(1,255)	(406)
Proceeds from dispositions of real estate
Continuing operations	3,303	2,739	3,957
Discontinued operations	—	—	88
Deposits for property acquisitions	(430)	2,346	(2,206)
Amortization of investment in direct financing leases	3,015	2,511	2,001
(Issuance) of notes and mortgages receivable	(530)	—	—
Collection of notes and mortgages receivable	3,134	1,876	17,532
Net cash flow (used in) provided by investing activities	(75,931)	(206,217)	12,980
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	95,000	135,000	8,000
Repayments under credit agreements	(130,000)	(105,000)	(27,000)
Proceeds from senior unsecured notes	100,000	50,000	—
Payments of capital lease obligations	(468)	(342)	(236)
Repayment of mortgage payable	—	—	(400)
Payments of cash dividends	(50,503)	(39,299)	(36,231)
Payments of debt issuance costs	(3,393)	(157)	—
Security deposits received (refunded)	(260)	247	260
Payments in settlement of restricted stock units	—	(1,195)	(290)
Proceeds from issuance of common stock, net - equity offering	—	104,312	—
Proceeds from issuance of common stock, net - ATM	30,138	13,528	14,886
Net cash flow provided by (used in) financing activities	40,514	157,094	(41,011)
Change in cash, cash equivalents and restricted cash	27,929	7,619	8,843
Cash, cash equivalents and restricted cash at beginning of year	20,813	13,194	4,351
Cash, cash equivalents and restricted cash at end of year	$48,742	$20,813	$13,194

	Year ended December 31,
	2018	2017	2016
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$20,790	$16,435	$15,707
Income taxes	244	(195)	368
Environmental remediation obligations	9,891	12,944	17,633
Non-cash transactions
Dividends declared but not yet paid	14,495	12,846	9,742
Issuance of notes and mortgages receivable related to property dispositions	$3,743	$1,505	$1,814

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

Reclassifications

Certain prior years amounts in the consolidated financial statements have been reclassified to conform to the presentation used in the year ended December 31, 2018.

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate which are accounted for as business combinations, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. Acquisitions of real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition costs are capitalized and allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. For additional information regarding property acquisitions, see Note 13 – Property Acquisitions.

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

We review our direct financing leases at least annually to determine whether there has been an-other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the years ended December 31, 2018 and 2017.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the years ended December 31, 2018 and 2017.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2018 and 2017, restricted cash of $1,850,000 and $821,000, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2018.

We concluded that our revenue consists of rental income from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2018.

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

We recorded impairment charges aggregating $6,170,000, $9,321,000 and $12,814,000 for the years ended December 31, 2018, 2017 and 2016, respectively, in continuing and discontinued operations. Our estimated fair values, as they relate to property carrying values were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $2,553,000 of the $6,170,000 in impairments recognized during the year ended December 31, 2018) and (ii) discounted cash flow models (this method was used to determine $175,000 of the $6,170,000 in impairments recognized during the year ended December 31, 2018). During the year ended December 31, 2018, we recorded $3,442,000 of the $6,170,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values.

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

Deferred Gain

On August 3, 2015, we terminated our unitary triple-net lease with Hanuman Business, Inc. (d/b/a “Ramoco”) and sold to Ramoco affiliates 48 of the 61 properties that had been subject to the lease. The total consideration for the 48 properties we sold to Ramoco affiliates, including a seller financing mortgage of $13,900,000, was $15,000,000. In accordance with ASC 360-20, Property, Plant and Equipment - Real Estate Sales, we evaluated the accounting for the gain on sales of these assets, noting that the buyer’s initial investment did not represent the amount required for recognition of the gain by the full accrual method. Accordingly, we recorded a deferred gain of $3,900,000 related to the Ramoco sale. The deferred gain was recorded in accounts payable and accrued liabilities on our balance sheet at December 31, 2015. On April 28, 2016, Ramoco affiliates repaid the entire seller financing mortgage and, as a result, the deferred gain was recognized in our consolidated statements of operations for the year ended December 31, 2016.

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

New Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new leases standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods in their financial statements in the year of adoption. In December 2018, the FASB issued ASU 2018-20, which clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. We elected the package of practical expedients and the lease and non-lease component practical expedient. We have elected to apply the transition requirements at the January 1, 2019, effective date rather than at the beginning of the earliest comparative period presented and continue to evaluate the impact of the adoption on our consolidated financial statements. We expect to recognize operating lease liabilities and right of use assets of $22,000,000 to $32,000,000, which will be presented separately on our consolidated financial statements for the quarter ending March 31, 2019. The lease liability and right-of-use asset are to be carried at the present value of remaining expected future lease payments.

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

On February 22, 2017, the FASB issued ASU 2017-05, Other Income – Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20), Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets (“ASU 2017-05”) to provide guidance for recognizing gains and losses from the transfer of nonfinancial assets and in substance nonfinancial assets in contracts with non-customers, unless other specific guidance applies. ASU 2017-05 requires a company to derecognize nonfinancial assets once it transfers control of a distinct nonfinancial asset or distinct in substance nonfinancial asset. As a result of the new guidance, the guidance specific to real estate sales in ASC 360-20 was eliminated. As such, sales and partial sales of real estate assets will now be subject to the same derecognition model as all other nonfinancial assets. ASU 2017-05 was effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. Effective January 1, 2018, we adopted ASU 2017-05 on a modified retrospective basis. Upon adoption, we apply the guidance to prospective disposals of nonfinancial assets within the scope of Subtopic 610-20. The adoption of this guidance did not have an impact on our consolidated financial statements or notes to our consolidated financial statements.

In August 2018, the Securities and Exchange Commission (“SEC”) adopted amendments to update and simplify disclosure requirements as well as eliminate outdated, superseded and/or redundant requirements with GAAP. The amendments are effective for all SEC filings made on or after November 5, 2018. The amendments removed certain SEC guidance that conflicted with GAAP guidance, under which we previously followed SEC guidance and recorded Gain/(loss) on dispositions of real estate, after Operating income. We have reclassified Gain/(loss) on dispositions of real estate within Operating income, per GAAP for all periods presented.

NOTE 2. — LEASES

As of December 31, 2018, we owned 859 properties and leased 74 properties from third-party landlords. These 933 properties are located in 30 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 5 – Environmental Obligations.

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

Revenues from rental properties for the years ended December 31, 2018, 2017 and 2016, were $116,328,000, $101,332,000 and $96,711,000, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $114,105,000, $99,355,000 and $93,294,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties were $2,223,000, $1,976,000 and $3,417,000 for the years ended December 2018, 2017 and 2016, respectively. We reserve for a portion of the recorded deferred rent receivable if circumstances indicate that a tenant will not make all of its contractual lease payments during the current lease term. Our assessments and assumptions regarding the recoverability of the deferred rent receivable are reviewed on an ongoing basis and such assessments and assumptions are subject to change. There were no deferred rent receivable reserves at December 31, 2018 and 2017, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $16,691,000, $15,829,000 and $15,017,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

We incurred $579,000, $126,000 and $148,000 of lease origination costs for the years ended December 31, 2018, 2017 and 2016, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $85,892,000 investment in direct financing leases as of December 31, 2018, are minimum lease payments receivable of $139,276,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $67,312,000. The components of the $89,587,000 investment in direct financing leases as of December 31, 2017, are minimum lease payments receivable of $154,441,000 plus unguaranteed estimated residual value of $13,979,000 less unearned income of $78,833,000.

Future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2018, are as follows (in thousands):

Year Ending December 31,	Operating Leases	Direct Financing Leases	Total
2019	$102,928	$12,864	$115,792
2020	102,693	13,156	115,849
2021	99,593	13,339	112,932
2022	99,184	13,420	112,604
2023	99,223	13,467	112,690
Thereafter	$678,106	$73,030	$751,136

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately nine years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2019 – $6,016,000, 2020 – $5,284,000, 2021 – $4,371,000, 2022 – $2,766,000, 2023 – $2,021,000 and $2,754,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $4,660,000, $5,091,000 and $5,376,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in property costs using the straight-line method. Rent received under subleases for the years ended December 31, 2018, 2017 and 2016, was $9,023,000, $9,296,000 and $9,153,000, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2018, we had three significant tenants by revenue:

•

We leased 157 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 17% and 21% of our total revenues for the years ended December 31, 2018 and 2017, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% and 15% of our total revenues for the years ended December 31, 2018 and 2017, respectively.

•

We leased 76 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% and 13% of our total revenues for the years ended December 31, 2018 and 2017, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012, leasing substantially all of our properties acquired or leased prior to 1997 under a master lease. Our master lease with Marketing was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2018, 374 of the properties we own or lease were previously leased to Marketing, of which 331 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 30 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of our leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2018, we have a remaining commitment to fund up to $7,621,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2018, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,754,000 (net of accumulated amortization of $1,251,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2018 and 2017, we had accrued $12,231,000 and $12,311,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We have recorded credits aggregating $45,000 for the year ended December 31, 2018, and provisions aggregating $1,044,000, for environmental litigation accruals for the year ended December 31, 2017, for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. During the years ended December 31, 2018 and 2017, we received $147,000 and $6,381,000, respectively, for former legal litigation settlements.

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

In May 2007, the United States Environmental Protection Agency (“EPA”) entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with over 70 parties to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for a 17-mile stretch of the Lower Passaic River in New Jersey. The RI/FS is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this agreed-upon allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015. The draft RI/FS set forth various alternatives for remediating the entire 17-mile stretch of the Lower Passaic River, and provides that the cost estimate for the preferred remedial action presented therein is in the range of approximately $483,000,000 to $725,000,000. The EPA has provided comments to the draft RI/FS, which led to discussions between the CPG and the EPA regarding an alternative approach to completing the RI/FS, including various adaptive management scenarios focusing on source control interim remedies for the upper 9-miles of the Lower Passaic River. These discussions between the CPG and the EPA are ongoing.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. The EPA has also been engaged in discussions, in which we are participating, with the remaining recipients of the Notice regarding a proposed framework for an allocation process that will lead to offers of cash-out settlements to certain additional parties and a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The EPA-commenced allocation process was scheduled to conclude by mid-2019, but is likely to be extended.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with MTBE involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of December 31, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL proceedings. In November 2015, plaintiffs filed a second amended complaint naming additional defendants and adding factual allegations intended to bolster their claims against the defendants. We have joined with other defendants in the filing of a motion to dismiss the claims against us. This motion is pending with the Court. We intend to defend vigorously the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of December 31, 2018, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 4. — DEBT

The amounts outstanding under our Restated Credit Agreement, Third Restated Prudential Note Purchase Agreement and MetLife Note Purchase Agreement (as defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2018	December 31, 2017
Unsecured Revolving Credit Facility	March 2022	3.95%	$70,000	$105,000
Unsecured Term Loan	March 2023	3.96%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	—
Series E Notes	June 2028	5.47%	50,000	—
Total debt			445,000	380,000
Unamortized debt issuance costs, net			(3,364)	(842)
Total debt, net			$441,636	$379,158

Credit Agreement

On June 2, 2015, we entered into a $225,000,000 senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. (the “Bank Syndicate”). The Credit Agreement consisted of a $175,000,000 unsecured revolving credit facility (the “Revolving Facility”) and a $50,000,000 unsecured term loan (the “Term Loan”).

On March 23, 2018, we entered into an amended and restated credit agreement (as amended, as described below, the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175,000,000 to $250,000,000, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

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

On September 19, 2018, we entered into an amendment (the “Amendment”) of our Restated Credit Agreement. The Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect that we had previously entered into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the Amendment) plus the Applicable Rate (as defined in the Amendment) for such facility.

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

Covenants

The Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement, and could result in the acceleration of our indebtedness under the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Restated Credit Agreement.

As of December 31, 2018, we are in compliance with all of the material terms of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2018, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2019	$—	$—	$—	$-
2020	—	—	—	—
2021	—	—	100,000	100,000
2022 (1)	70,000	—	—	70,000
2023	—	50,000	75,000	125,000
Thereafter	—	—	150,000	150,000
Total	$70,000	$50,000	$325,000	$445,000

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed a reasonable estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2018, we had accrued a total of $59,821,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $14,477,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,344,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2017, we had accrued a total of $63,565,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $18,537,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,028,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2,409,000, $3,448,000 and $4,107,000 of net accretion expense was recorded for the years ended December 31, 2018, 2017 and 2016, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2018, 2017 and 2016, we recorded credits to environmental expenses, included in continuing and discontinued operations, aggregating $1,319,000, $6,854,000 and $7,007,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2018 and 2017, we increased the carrying values of certain of our properties by $5,111,000 and $5,477,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2018, 2017 and 2016, were $4,255,000, $4,347,000 and $5,126,000, respectively. Capitalized asset retirement costs were $45,659,000 (consisting of $20,348,000 of known environmental liabilities and $25,311,000 of reserves for future environmental liabilities) as of December 31, 2018, and $45,380,000 (consisting of $18,692,000 of known environmental liabilities and $26,688,000 of reserves for future environmental liabilities) as of

December 31, 2017, respectively. We recorded impairment charges aggregating $3,850,000 and $6,932,000 for the years ended December 31, 2018 and 2017, respectively, in continuing and discontinued operations for capitalized asset retirement costs.

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

NOTE 6. — INCOME TAXES

Net cash paid (refunded) for income taxes for the years ended December 31, 2018, 2017 and 2016, of $244,000, $(195,000) and $368,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2018, 2017 and 2016, were: ordinary income of 89.2%, 100.0% and 61.6%, capital gain distributions of 10.8%, 0.0% and 34.4% and non-taxable distributions of 0.0%, 0.0% and 4.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2015, 2016 and 2017, and tax returns which will be filed for the year ended 2018, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2018 or 2017. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2018, 2017 and 2016, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
BALANCE, DECEMBER 31, 2015	33,422	$334	$464,338	$(58,111)	$406,561
Net earnings				38,411	38,411
Dividends declared — $1.03 per share				(35,385)	(35,385)
Shares issued pursuant to ATM Program, net	653	7	14,879		14,886
Shares issued pursuant to stock dividends	256	3	4,409		4,412
Shares issued pursuant to dividend reinvestment	43	—	897		897
Stock-based compensation and settlements	19	—	1,136	—	1,136
BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918
Net earnings				47,186	47,186
Dividends declared — $1.16 per share				(43,675)	(43,675)
Shares issued pursuant to Equity Offering, net	4,715	47	104,265	—	104,312
Shares issued pursuant to ATM Program, net	513	5	13,523	—	13,528
Shares issued pursuant to dividend reinvestment	48	1	1,270	—	1,271
Stock-based compensation and settlements	27	—	155	—	155
BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				47,706	47,706
Dividends declared — $1.31 per share				(53,555)	(53,555)
Shares issued pursuant to ATM Program, net	1,106	11	30,127	—	30,138
Shares issued pursuant to dividend reinvestment	52	1	1,402	—	1,403
Stock-based compensation and settlements	1	—	1,777	—	1,777
BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164

On March 1, 2018, and October 23, 2018, our Board of Directors granted 121,650 and 3,000 of restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2017, our Board of Directors granted 94,250 of restricted stock units under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

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

During the years ended December 31, 2018 and 2017, we issued 1,106,000 and 513,000 shares of common stock, respectively, and received net proceeds of $30,138,000 and $13,528,000, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the year ended December 31, 2018, we paid dividends of $50,503,000 or $1.28 per share. For the year ended December 31, 2017, we paid dividends of $39,299,000 or $1.12 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2018 and 2017, we issued 51,920 and 47,922 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $1,403,000 and $1,271,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,777,000, $1,350,000 and $1,426,000 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in general and administrative expense in our consolidated statements of operations.

NOTE 8. — EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In May 2014, an Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Restated Plan”) was approved at our annual meeting of stockholders. The Restated Plan maintained the 2004 Plan’s authorization to grant awards with respect to an aggregate of 1,000,000 shares of common stock, extended the term to May 2019 and increased the aggregate maximum number of shares of common stock that may be subject to awards granted during any calendar year to 100,000. In May 2017, the Second Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Second Restated Plan”) was approved at our annual meeting of stockholders, in order to, among other things, (i) increase by 500,000 to a total of 1,500,000 the aggregate number of shares that the Company may issue under awards granted pursuant to the Second Restated Plan; (ii) increase from 100,000 to 200,000 the maximum number of shares that may be subject to awards made in a calendar year to all participants under the Second Restated Plan; and (iii) extended the term of the Second Restated Plan to May 2022. RSUs awarded under the Second Restated Plan vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant.

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

We awarded to employees and directors 124,650, 94,250 and 86,600 RSUs and dividend equivalents in 2018, 2017 and 2016, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after grant or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2018, 2017 and 2016, dividend equivalents aggregating approximately $749,000, $542,000 and $445,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount	Average Per RSU
RSUs OUTSTANDING AT DECEMBER 31, 2015	400,375
Granted	86,600	$1,593,400	$18.40
Settled	(34,650)	635,800	18.35
Cancelled	(22,550)	$415,400	$18.42
RSUs OUTSTANDING AT DECEMBER 31, 2016	429,775
Granted	94,250	$2,484,400	$26.36
Settled	(51,770)	1,306,300	25.23
Cancelled	(23,330)	$587,100	$25.17
RSUs OUTSTANDING AT DECEMBER 31, 2017	448,925
Granted	124,650	$3,106,400	$24.92
Settled	—	—	—
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2018	573,575

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2018, 2017 and 2016, was $1,752,000, $1,328,000 and $1,418,000, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2018, there was $5,121,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of the 573,575 outstanding RSUs and the 289,020 vested RSUs as of December 31, 2018, was $16,869,000 and $8,500,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value
RSUs VESTED AT DECEMBER 31, 2015	202,344
Vested	54,125	$1,379,600
Settled	(34,650)	$635,800
RSUs VESTED AT DECEMBER 31, 2016	221,819
Vested	55,336	$1,502,900
Settled	(51,770)	$1,306,300
RSUs VESTED AT DECEMBER 31, 2017	225,385
Vested	63,635	$1,871,500
Settled	—	$—
RSUs VESTED AT DECEMBER 31, 2018	289,020

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $295,000, $282,000 and $268,000 for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are included in general and administrative expense in our consolidated statements of operations. During the year ended December 31,

2017 and 2016, we distributed $278,000 and $469,000, respectively from the Supplemental Plan to former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2018.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of December 31, 2018 and 2017. There were 5,000 stock options excluded from the earnings per share calculations below as they were anti-dilutive as of December 31, 2016.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
(in thousands):	2018	2017	2016
Earnings from continuing operations	$48,410	$45,048	$39,825
Less dividend equivalents attributable to RSUs outstanding	(751)	(567)	(482)
Earnings from continuing operations attributable to common stockholders	47,659	44,481	39,343
Earnings (loss) from discontinued operations	(704)	2,138	(1,414)
Less dividend equivalents attributable to RSUs outstanding	—	—	—
Earnings (loss) from discontinued operations attributable to common stockholders	(704)	2,138	(1,414)
Net earnings attributable to common stockholders used for basic and diluted earnings per share calculation	$46,955	$46,619	$37,929
Weighted average common shares outstanding:
Basic	40,171	36,897	33,806
Incremental shares from stock-based compensation	20	—	—
Diluted	40,191	36,897	33,806
Basic earnings per common share	$1.17	$1.26	$1.12
Diluted earnings per common share	$1.17	$1.26	$1.12

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2018 and 2017, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of December 31, 2018 and 2017, the fair value of the borrowings under senior unsecured notes was $335,600,000 and $233,500,000, respectively. The fair value of the borrowings outstanding as of December 31, 2018 and 2017, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of December 31, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$534	$—	$—	$534
Liabilities:
Deferred compensation	$—	$534	$—	$534

The following summarizes as of December 31, 2017, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$451	$—	$—	$451
Liabilities:
Deferred compensation	$—	$451	$—	$451

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2018 and 2017, of $3,096,000 and $2,785,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

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

During the year ended December 31, 2018, we sold nine properties, in separate transactions that did not meet the criteria to be classified as discontinued operations, which resulted in an aggregate gain of $3,888,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $60,000, included in gain on dispositions of real estate, on our consolidated statements of operations.

During the year ended December 31, 2017, we sold 12 properties and a portion of one property, in separate transactions that did not meet the criteria to be classified as discontinued operations, which resulted in an aggregate gain of $1,025,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $16,000, included in gain on dispositions of real estate, on our consolidated statements of operations.

As of December 31, 2018 and 2017, there were no properties that met criteria to be classified as held for sale.

Activity from discontinued operations was as follows (in thousands):

	Year ended December 31,
	2018	2017	2016
Total revenues	$—	$—	$—
Impairments	(1,268)	(1,042)	(4,248)
Changes in environmental estimates	564	3,169	3,010
Other operating income	—	11	2
Earnings (loss) from operating activities	(704)	2,138	(1,236)
(Loss) gains from dispositions of real estate	—	—	(178)
Earnings (loss) from discontinued operations	$(704)	$2,138	$(1,414)

NOTE 12. — QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017 (unaudited as to quarterly information) (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2018	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$28,284	$29,022	$29,570	$29,452
Earnings from continuing operations	10,162	13,823	11,017	13,408
Net earnings	$10,032	$13,540	$10,944	$13,190
Diluted earnings per common share:
Earnings from continuing operations	$0.25	$0.34	$0.27	$0.33
Net earnings	$0.25	$0.33	$0.27	$0.32

Year Ended December 31, 2017	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$23,897	$24,364	$24,913	$28,158
Earnings from continuing operations	7,716	14,551	9,460	13,321
Net earnings	$9,704	$15,106	$9,340	$13,036
Diluted earnings per common share:
Earnings from continuing operations	$0.22	$0.41	$0.24	$0.33
Net earnings	$0.28	$0.43	$0.24	$0.33

NOTE 13. — PROPERTY ACQUISITIONS

2018

During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $77,972,000.

On April 17, 2018, we acquired fee simple interests in 30 convenience store and gasoline station properties for $52,592,000 and entered into a unitary lease with GPM Investments, LLC (“GPM”) at the closing of the transaction. We funded the GPM transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires GPM to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located primarily within metropolitan markets in the states of Arkansas, Louisiana, Oklahoma and Texas. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $31,633,000 of the purchase price to land, $17,489,000 to buildings and improvements, $4,047,000 to in-place leases, and $577,000 to below-market leases, which is accounted for as a deferred liability.

On August 1, 2018, we acquired fee simple interests in six convenience store and gasoline station properties for $17,412,000 and entered into a unitary lease with a U.S. subsidiary of Applegreen PLC (“Applegreen”) at the closing of the transaction. We funded the Applegreen transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Applegreen to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are all located within the metropolitan market of Columbia, SC. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $8,930,000 of the purchase price to land, $6,773,000 to buildings and improvements, $1,371,000 to in-place leases, $773,000 to above-market leases and $435,000 to below-market leases, which is accounted for as a deferred liability.

In addition, during the year ended December 31, 2018, we also acquired fee simple interests in five convenience store and gasoline station, and other automotive related properties, in separate transactions, for an aggregate purchase price of $7,968,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,929,000 of the purchase price to land, $2,753,000 to buildings and improvements and $286,000 to in-place leases.

2017

During the year ended December 31, 2017, we acquired fee simple interests in 103 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $214,000,000.

On September 6, 2017, we acquired fee simple interests in 49 convenience store and gasoline station properties for $123,126,000 and entered into a unitary lease with Empire Petroleum Partners, LLC (“Empire”) at the closing of the transaction. We funded the Empire transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Empire to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located primarily within metropolitan markets in the states of Arizona, Colorado, Florida, Georgia, Louisiana, New Mexico and Texas. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $75,674,000 of the purchase price to land, $38,205,000 to buildings and improvements, $189,000 to above-market leases and $9,058,000 to in-place leases.

On October 3, 2017, we acquired fee simple interests in 33 convenience store and gasoline station properties and five stand-alone Burger King quick service restaurants for $68,710,000 and entered into a unitary lease with a U.S. subsidiary of Applegreen at the closing of the transaction. We funded the Applegreen transaction through a combination of funds from our Equity Offering and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires Applegreen to pay a fixed annual rent plus all amounts pertaining to the properties including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the fifth anniversary of the commencement of the lease and annually thereafter. The properties are all located within the metropolitan market of Columbia, SC. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $36,874,000 of the purchase price to land, $27,431,000 to buildings and improvements, $961,000 to above-market leases, $1,104,000 to below-market leases, which is accounted for as a deferred liability, and $4,548,000 to in-place leases.

In addition, during the year ended December 31, 2017, we acquired fee simple interests in 16 convenience store and gasoline station, and other automotive related properties, in separate transactions, for an aggregate purchase price of $22,164,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,800,000 of the purchase price to land, $14,424,000 to buildings and improvements, $1,028,000 to below-market leases, which is accounted for as a deferred liability, and $2,969,000 to in-place leases.

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

NOTE 14. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $3,500,000 and $3,189,000 (net of accumulated amortization of $5,160,000 and $4,698,000, respectively) at December 31, 2018 and 2017, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $21,514,000 and $22,714,000 (net of accumulated amortization of $17,790,000 and $15,578,000, respectively) at December 31, 2018 and 2017, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $2,067,000, $1,791,000 and $1,833,000 for the years ended December 31, 2018, 2017 and 2016, respectively. Rent expense included amortization from acquired leases of $317,000, $320,000 and $333,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

In-place leases are included in prepaid expenses and other assets and had a balance of $38,542,000 and $35,704,000 (net of accumulated amortization of $9,908,000 and $7,043,000, respectively) at December 31, 2018 and 2017, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $2,866,000, $1,855,000 and $1,395,000 for the years ended December 31, 2018, 2017 and 2016, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2019	$158,000	$2,142,000	$2,994,000
2020	152,000	1,736,000	2,973,000
2021	144,000	1,562,000	2,954,000
2022	135,000	1,484,000	2,942,000
2023	135,000	1,393,000	2,940,000
Thereafter	1,330,000	13,197,000	23,739,000
	$2,054,000	$21,514,000	$38,542,000

As Lessee:	Below-Market Leases
Year ending December 31,
2019	$312,000
2020	222,000
2021	157,000
2022	127,000
2023	126,000
Thereafter	502,000
$1,446,000

NOTE 15. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2018, for recognition or disclosure purposes. Based on this evaluation there were no significant subsequent events from December 31, 2018, through the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the accompanying index, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2019

We have served as the Company’s auditor since at least 1975. We have not been able to determine the specific year we began serving as auditor of the Company.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2018, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.

The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

Item 9B.    Other Information

On February 26, 2019, our Board of Directors amended Article II, Section 2 of our Bylaws to provide that annual meetings of our stockholders shall be held on such date and at such time annually as shall be set by the Board of Directors. The foregoing description of the amendment to our Bylaws is only a summary and is qualified in its entirety by reference to the full text of the amendment, a copy of which is attached hereto as Exhibit 3.7.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to directors, the audit committee and the audit committee financial expert, and procedures by which stockholders may recommend nominees to the board of directors in response to this item is incorporated herein by reference to information under the headings “Election of Directors” and “Directors’ Meetings, Committees and Executive Officers” in the Proxy Statement. The following table lists our executive officers, their respective ages and the offices and positions held.

Name	Age	Position	Officer Since
Christopher J. Constant	40	President, Chief Executive Officer and Director	2012
Mark J. Olear	54	Executive Vice President and Chief Operating Officer	2014
Joshua Dicker	58	Executive Vice President, General Counsel and Secretary	2008
Danion Fielding	47	Vice President, Chief Financial Officer and Treasurer	2016

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to information under the heading “Beneficial Ownership of Capital Stock” and “Executive Compensation – Compensation Discussion and Analysis – Equity Compensation – Equity Compensation Plan Information” in the Proxy Statement.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

There were no such relationships or transactions to report for the year ended December 31, 2018.

Information with respect to director independence is incorporated herein by reference to information under the heading “Directors’ Meetings, Committees and Executive Officers – Independence of Directors” in the Proxy Statement.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

The following Financial Statement Schedules are included beginning on page 75 of this Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2018, 2017 and 2016
Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2018
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2018

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 93 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2018, 2017 and 2016

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
December 31, 2018:
Allowance for deferred rent receivable	$—	$—	$—	$—
Allowance for accounts receivable	$1,840	$480	$226	$2,094
December 31, 2017:
Allowance for deferred rent receivable	$—	$—	$—	$—
Allowance for accounts receivable	$2,006	$420	$586	$1,840
December 31, 2016:
Allowance for deferred rent receivable	$—	$—	$—	$—
Allowance for accounts receivable	$2,634	$855	$1,483	$2,006

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2018

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2018	2017	2016
Investment in real estate:
Balance at beginning of year	$970,964	$782,166	$783,233
Acquisitions and capital expenditures	84,069	205,598	19,097
Impairments	(7,950)	(10,623)	(13,590)
Sales and condemnations	(3,091)	(4,520)	(6,379)
Lease expirations/settlements	(886)	(1,657)	(195)
Balance at end of year	$1,043,106	$970,964	$782,166

Accumulated depreciation and amortization:
Balance at beginning of year	$133,353	$120,576	$107,370
Depreciation and amortization	20,549	17,018	16,629
Impairments	(1,780)	(1,301)	(776)
Sales and condemnations	(530)	(1,229)	(2,559)
Lease expirations/settlements	(901)	(1,711)	(88)
Balance at end of year	$150,691	$133,353	$120,576

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Bluff, AR	$2,985	$-	$2,166	$819	$2,985	$30	2018
Brookland, AR	1,468	-	149	1,319	1,468	615	2007
Fayetteville, AR	2,266	-	1,637	629	2,266	23	2018
Fayetteville, AR	2,867	-	1,971	896	2,867	33	2018
Hope, AR	1,472	-	999	473	1,472	18	2018
Jonesboro, AR	868	-	173	695	868	338	2007
Jonesboro, AR	2,985	-	330	2,655	2,985	1285	2007
Little Rock, AR	978	-	535	443	978	19	2018
Rogers, AR	927	-	533	394	927	17	2018
Texarkana, AR	1,592	-	1,058	534	1,592	21	2018
Cochise, AZ	1,765	-	269	1,496	1,765	133	2017
Cochise, AZ	4,440	-	1,849	2,591	4,440	182	2017
Maricopa, AZ	1,331	-	992	339	1,331	30	2017
Maricopa, AZ	1,448	-	983	465	1,448	40	2017
Maricopa, AZ	1,503	-	839	664	1,503	55	2017
Maricopa, AZ	1,602	-	796	806	1,602	68	2017
Maricopa, AZ	1,722	-	1,178	544	1,722	45	2017
Maricopa, AZ	1,838	-	1,261	577	1,838	50	2017
Maricopa, AZ	2,177	-	1,532	645	2,177	53	2017
Maricopa, AZ	2,185	-	1,612	573	2,185	48	2017
Maricopa, AZ	2,415	-	433	1,982	2,415	140	2017
Maricopa, AZ	2,868	-	1,255	1,613	2,868	128	2017
Maricopa, AZ	3,112	-	1,593	1,519	3,112	118	2017
Maricopa, AZ	3,169	-	2,005	1,164	3,169	87	2017
Maricopa, AZ	3,204	-	1,839	1,365	3,204	106	2017
Maricopa, AZ	3,928	-	2,334	1,594	3,928	116	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	18	2018
Pima, AZ	1,261	-	664	597	1,261	49	2017
Pima, AZ	1,301	-	557	744	1,301	60	2017
Pima, AZ	1,303	-	590	713	1,303	58	2017
Pima, AZ	2,085	-	1,487	598	2,085	52	2017
Pima, AZ	3,652	-	2,924	728	3,652	59	2017
Pinal, AZ	4,022	-	2,549	1,473	4,022	119	2017
Bellflower, CA	1,369	-	910	459	1,369	271	2007
Benicia, CA	2,224	-	1,058	1,166	2,224	714	2007
Chula Vista, CA	2,385	-	889	1,496	2,385	299	2014
Coachella, CA	2,235	-	1,217	1,018	2,235	589	2007
Cotati, CA	6,072	-	4,008	2,064	6,072	407	2015
Fillmore, CA	1,354	-	950	404	1,354	238	2007
Grass Valley, CA	1,485	-	853	632	1,485	128	2015
Hesperia, CA	1,643	-	849	794	1,643	440	2007
Hesperia, CA	2,055	-	492	1,563	2,055	375	2015
Indio, CA	1,250	-	302	948	1,250	201	2015
Indio, CA	2,727	-	1,486	1,241	2,727	276	2015
La Palma, CA	1,971	-	1,389	582	1,971	339	2007
La Puenta, CA	7,615	-	6,405	1,210	7,615	282	2015
Lakeside, CA	3,715	-	2,695	1,020	3,715	226	2015
Los Angeles, CA	6,612	-	5,006	1,606	6,612	371	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Oakland, CA	5,434	-	4,123	1,311	5,434	298	2015
Ontario, CA	6,613	-	4,523	2,090	6,613	483	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	315	2015
Riverside, CA	2,130	-	1,619	511	2,130	144	2015
Riverside, CA	2,737	-	1,216	1,521	2,737	333	2014
Sacramento, CA	3,193	-	2,207	986	3,193	232	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	343	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	381	2015
San Dimas, CA	1,941	-	749	1,192	1,941	617	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	297	2015
San Leandro, CA	5,978	-	5,078	900	5,978	220	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	290	2015
Stockton, CA	1,187	-	627	560	1,187	132	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	327	2015
Adams, CO	2,157	-	1,579	578	2,157	50	2017
Arapahoe, CO	2,495	-	2,207	288	2,495	29	2017
Arapahoe, CO	2,874	-	2,284	590	2,874	49	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	214	2015
Broomfield, CO	2,380	-	1,496	884	2,380	67	2017
Castle Rock, CO	5,269	-	3,269	2,000	5,269	446	2015
El Paso, CO	1,382	-	756	626	1,382	49	2017
El Paso, CO	3,274	-	2,865	409	3,274	36	2017
El Paso, CO	3,828	-	2,798	1,030	3,828	94	2017
Golden, CO	4,641	-	3,247	1,394	4,641	302	2015
Greenwood Village, CO	4,077	-	2,889	1,188	4,077	246	2015
Highlands Ranch, CO	4,356	-	2,921	1,435	4,356	318	2015
Jefferson, CO	1,785	-	1,388	397	1,785	36	2017
Lakewood, CO	2,349	-	1,541	808	2,349	170	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	413	2015
Lone Tree, CO	6,612	-	5,125	1,487	6,612	344	2015
Longmont, CO	3,619	-	2,315	1,304	3,619	302	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	313	2015
Morrison, CO	5,081	-	3,018	2,063	5,081	472	2015
Superior, CO	3,748	-	2,477	1,271	3,748	281	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	505	2015
Westminster, CO	1,457	-	752	705	1,457	152	2015
Wheat Ridge, CO	6,151	-	4,201	1,950	6,151	445	2015
Avon, CT	731	50	403	378	781	279	2002
Bridgeport, CT	59	380	24	415	439	251	1982
Bridgeport, CT	313	298	204	407	611	225	1985
Bridgeport, CT	350	330	228	452	680	268	1985
Bridgeport, CT	377	391	246	522	768	326	1985
Bristol, CT	1,594	-	1,036	558	1,594	316	2004
Brookfield, CT	58	432	20	470	490	305	1985
Darien, CT	667	285	434	518	952	424	1985
Durham, CT	994	-	-	994	994	994	2004
East Hartford, CT	208	224	54	378	432	262	1982
Ellington, CT	1,295	-	842	453	1,295	257	2004

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Farmington, CT	466	-	303	163	466	92	2004
Franklin, CT	51	447	20	478	498	312	1982
Hamden, CT	645	-	527	118	645	1	2018
Hartford, CT	665	-	432	233	665	132	2004
Manchester, CT	110	323	50	383	433	206	1987
Meriden, CT	208	341	84	465	549	289	1982
Meriden, CT	1,532	-	989	543	1,532	312	2004
Middletown, CT	133	735	131	737	868	349	1987
New Haven, CT	217	297	141	373	514	196	1985
New Haven, CT	539	219	351	407	758	333	1985
New Haven, CT	1,413	(323)	569	521	1,090	208	1985
Newington, CT	954	-	620	334	954	189	2004
North Haven, CT	90	669	365	394	759	192	1982
North Haven, CT, CT	405	-	252	153	405	95	2004
Norwalk, CT	511	46	332	225	557	195	1985
Norwalk, CT	-	941	402	539	941	270	1988
Norwich, CT	107	323	44	386	430	226	1982
Old Greenwich, CT	-	1,219	620	599	1,219	277	1969
Plymouth, CT	931	-	605	326	931	185	2004
Ridgefield, CT	402	304	167	539	706	378	1985
South Windham, CT	644	1,398	598	1,444	2,042	664	2004
South Windsor, CT	545	-	337	208	545	130	2004
Stamford, CT	507	16	330	193	523	164	1985
Stamford, CT	604	98	393	309	702	233	1985
Stamford, CT	507	453	330	630	960	357	1985
Suffield, CT	237	603	201	639	840	505	2004
Vernon, CT	1,434	-	-	1,434	1,434	1,434	2004
Wallingford, CT	551	-	335	216	551	138	2004
Waterbury, CT	469	-	305	164	469	93	2004
Waterbury, CT	515	-	335	180	515	102	2004
Waterbury, CT	804	-	516	288	804	167	2004
Watertown, CT	352	59	204	207	411	168	1992
Watertown, CT	925	-	567	358	925	225	2004
West Haven, CT	185	322	74	433	507	269	1982
West Haven, CT	1,215	-	790	425	1,215	241	2004
Westport, CT	604	12	393	223	616	189	1985
Wethersfield, CT	447	-	-	447	447	447	2004
Willimantic, CT	717	-	466	251	717	142	2004
Wilton, CT	519	214	338	395	733	295	1985
Windsor Locks, CT	1,031	-	670	361	1,031	204	2004
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,484	2004
Washington, DC	848	-	418	430	848	121	2013
Washington, DC	941	-	664	277	941	90	2013
Nassau, FL	1,963	-	570	1,393	1,963	102	2017
Nassau, FL	2,137	-	382	1,755	2,137	129	2017
Nassau, FL	2,894	-	2,056	838	2,894	71	2017
Orlando, FL	867	34	401	500	901	378	2000
Houston, GA	1,724	-	1,312	412	1,724	37	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Richmond, GA	3,150	-	286	2,864	3,150	236	2017
Haleiwa, HI	1,522	-	1,058	464	1,522	325	2007
Honolulu, HI	1,071	30	981	120	1,101	82	2007
Honolulu, HI	1,539	-	1,219	320	1,539	184	2007
Honolulu, HI	1,769	-	1,192	577	1,769	310	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	562	2007
Kaneohe, HI	1,364	-	822	542	1,364	329	2007
Kaneohe, HI	1,977	165	1,473	669	2,142	360	2007
Waianae, HI	1,520	-	648	872	1,520	469	2007
Waianae, HI	1,997	-	871	1,126	1,997	609	2007
Waipahu, HI	2,458	-	945	1,513	2,458	789	2007
Prospect Heights, IL	1,547	-	698	849	1,547	28	2018
Bossier, LA	2,181	-	1,333	848	2,181	71	2017
Lake Charles, LA	1,069	-	620	449	1,069	18	2018
Lake Charles, LA	1,468	-	1,002	466	1,468	17	2018
Sulphur, LA	777	-	375	402	777	18	2018
Arlington, MA	519	27	338	208	546	178	1985
Auburn, MA	-	535	388	147	535	51	1996
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	370	305	240	435	675	245	1991
Auburn, MA	725	-	725	-	725	-	2011
Auburn, MA	800	-	-	800	800	605	2011
Barre, MA	536	12	348	200	548	127	1991
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	289	1985
Belmont, MA	390	29	254	165	419	143	1985
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Chelmsford, MA	715	-	-	715	715	325	2012
Dracut, MA	450	-	450	-	450	-	2011
Falmouth, MA	414	2,320	458	2,276	2,734	64	1988
Fitchburg, MA	390	33	254	169	423	118	1992
Foxborough, MA	427	98	325	200	525	151	1990
Framingham, MA	400	23	260	163	423	111	1991
Gardner, MA	550	-	550	-	550	-	2011
Gardner, MA	1,009	327	657	679	1,336	494	1985
Gardners, MA	787	-	638	149	787	42	2014
Hingham, MA	353	111	243	221	464	169	1989
Hyde Park, MA	500	168	322	346	668	235	1985
Leominster, MA	571	-	199	372	571	131	2012
Littleton, MA	1,357	-	759	598	1,357	45	2017
Lowell, MA	361	90	201	250	451	247	1985
Lowell, MA	-	631	429	202	631	69	1996
Lynn, MA	400	-	400	-	400	-	2011
Lynn, MA	850	-	850	-	850	-	2011
Marlborough, MA	550	-	550	-	550	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Maynard, MA	736	98	479	355	834	258	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	300	134	150	284	434	234	1986
Methuen, MA	380	64	246	198	444	176	1985
Methuen, MA	490	98	319	269	588	192	1985
Methuen, MA	650	-	650	-	650	-	2011
Newton, MA	691	98	450	339	789	300	1985
Peabody, MA	400	18	252	166	418	166	1986
Peabody, MA	550	-	550	-	550	-	2011
Peabody, MA	650	-	650	-	650	-	2011
Randolph, MA	573	238	430	381	811	267	1985
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	214	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	59	1985
Shrewsbury, MA	400	-	400	-	400	-	2011
Shrewsbury, MA	450	-	450	-	450	-	2011
Sterling, MA	476	2	309	169	478	107	1991
Sutton, MA	714	57	464	307	771	214	1993
Tewksbury, MA	125	545	75	595	670	267	1986
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Upton, MA	429	114	279	264	543	154	1991
Wakefield, MA	900	-	900	-	900	-	2011
Walpole, MA	450	92	293	249	542	174	1985
Watertown, MA	358	209	321	246	567	171	1985
Webster, MA	1,012	711	659	1,064	1,723	622	1985
West Roxbury, MA	490	105	319	276	595	212	1985
Westborough, MA	450	-	450	-	450	-	2011
Wilmington, MA	600	-	600	-	600	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Woburn, MA	350	64	200	214	414	204	1986
Woburn, MA	508	394	508	394	902	292	1985
Worcester, MA	400	-	400	-	400	-	2011
Worcester, MA	500	-	500	-	500	-	2011
Worcester, MA	550	-	550	-	550	-	2011
Worcester, MA	548	10	356	202	558	130	1991
Worcester, MA	498	383	322	559	881	329	1985
Worcester, MA	978	8	636	350	986	222	1991
Worchester, MA	196	812	-	1,008	1,008	29	2017
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	802	-	-	802	802	473	2007
Baltimore, MD	2,259	-	722	1,537	2,259	814	2007
Beltsville, MD	525	-	525	-	525	-	2009
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Beltsville, MD	1,130	-	1,130	-	1,130	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Capitol Heights, MD	628	-	628	-	628	-	2009
Clinton, MD	651	-	651	-	651	-	2009
College Park, MD	445	-	445	-	445	-	2009
College Park, MD	536	-	536	-	536	-	2009
District Heights, MD	479	-	479	-	479	-	2009
Ellicott City, MD	895	-	-	895	895	555	2007
Forestville, MD	1,039	-	1,039	-	1,039	-	2009
Fort Washington, MD	422	-	422	-	422	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	491	-	491	-	491	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover, MD	753	-	753	-	753	-	2009
Landover Hills, MD	457	-	457	-	457	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Oxon Hill, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Seat Pleasant, MD	468	-	468	-	468	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	229	1985
Davidson, NC	1,776	-	301	1,475	1,776	79	2017
Fayetteville, NC	986	-	509	477	986	19	2018
Kernersville, NC	449	-	338	111	449	105	2007
New Bern, NC	350	83	190	243	433	168	2007
Belfield, ND	1,232	-	382	850	1,232	753	2007
Allenstown, NH	1,787	-	467	1,320	1,787	759	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	418	17	158	277	435	276	1987
Derry, NH	950	-	950	-	950	-	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	457	2012
Hooksett, NH	1,562	-	824	738	1,562	671	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	235	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	500	-	500	-	500	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Nashua, NH	550	-	550	-	550	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	1,132	-	780	352	1,132	33	2017
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Northwood, NH	500	-	500	-	500	-	2011
Pelham, NH	-	730	317	413	730	120	1996
Plaistow, NH	300	101	245	156	401	156	1987
Portsmouth, NH	525	-	525	-	525	-	2011
Raymond, NH	550	-	550	-	550	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Rochester, NH	939	12	600	351	951	296	1985
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Salem, NH	743	20	484	279	763	236	1985
Salem, NH	450	871	350	971	1,321	122	1986
Basking Ridge, NJ	363	284	200	447	647	278	1986
Bergenfield, NJ	381	323	300	404	704	225	1990
Brick, NJ	1,508	229	1,000	737	1,737	509	2000
Colonia, NJ	719	(299)	72	348	420	282	1985
Elizabeth, NJ	406	33	227	212	439	188	1985
Flemington, NJ	709	(252)	168	289	457	120	1985
Flemington, NJ	547	17	346	218	564	185	1985
Fort Lee, NJ	1,245	365	811	799	1,610	538	1985
Franklin Twp, NJ	684	169	445	408	853	352	1985
Freehold, NJ	495	533	95	933	1,028	170	1978
Hasbrouck Heights, NJ	640	483	416	707	1,123	449	1985
Hillsborough, NJ	238	182	100	320	420	245	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	436	2000
Livingston, NJ	872	292	568	596	1,164	391	1985
Long Branch, NJ	515	439	335	619	954	323	1985
Mcafee, NJ	671	448	437	682	1,119	342	1985
Midland Park, NJ	201	309	150	360	510	208	1989
Mountainside, NJ	664	(197)	134	333	467	152	1985
North Bergen, NJ	630	147	410	367	777	296	1985
North Plainfield, NJ	227	544	175	596	771	448	1978
Paramus, NJ	382	81	249	214	463	150	1985
Parlin, NJ	418	159	203	374	577	158	1985
Paterson, NJ	619	17	403	233	636	198	1985
Ridgewood, NJ	703	398	458	643	1,101	395	1985
Trenton, NJ	1,303	-	1,146	157	1,303	58	2012
Union, NJ	437	214	239	412	651	192	1985
Washington Township, NJ	912	334	594	652	1,246	394	1985
Watchung, NJ	449	114	226	337	563	140	1985
West Orange, NJ	800	409	521	688	1,209	475	1985
Bernalillo, NM	1,829	-	1,382	447	1,829	37	2017
Bernalillo, NM	2,308	-	1,830	478	2,308	43	2017
Bernalillo, NM	2,322	-	1,796	526	2,322	45	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Bernalillo, NM	3,682	-	3,141	541	3,682	48	2017
Dona Ana, NM	1,842	-	1,374	468	1,842	40	2017
Fernley, NV	1,665	-	221	1,444	1,665	366	2015
Alfred Station, NY	714	-	414	300	714	154	2006
Amherst, NY	223	246	173	296	469	141	2000
Astoria, NY	1,684	-	1,105	579	1,684	188	2013
Avoca, NY	936	(1)	635	300	935	154	2006
Batavia, NY	684	-	364	320	684	164	2006
Bay Shore, NY	157	355	86	426	512	286	1981
Bayside, NY	470	254	306	418	724	227	1985
Brewster, NY	789	-	789	-	789	-	2011
Briarcliff Manor, NY	652	553	502	703	1,205	515	1976
Bronx, NY	423	-	423	-	423	-	2013
Bronx, NY	390	54	251	193	444	171	1985
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	1,049	-	485	564	1,049	184	2013
Bronx, NY	1,910	-	1,349	561	1,910	191	2013
Bronx, NY	2,408	-	1,712	696	2,408	214	2013
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Brooklyn, NY	100	345	67	378	445	227	1972
Brooklyn, NY	75	382	31	426	457	264	1967
Brooklyn, NY	282	271	176	377	553	361	1967
Brooklyn, NY	148	437	104	481	585	294	1972
Brooklyn, NY	237	372	154	455	609	233	1985
Brooklyn, NY	476	320	306	490	796	316	1985
Brooklyn, NY	422	383	275	530	805	322	1985
Brooklyn, NY	627	313	408	532	940	342	1985
Buffalo, NY	313	241	151	403	554	228	2000
Byron, NY	969	-	669	300	969	154	2006
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Churchville, NY	1,012	-	602	410	1,012	210	2006
Corona, NY	115	300	113	302	415	302	1965
Corona, NY	2,543	-	1,903	640	2,543	200	2013
Cortland Manor, NY	1,872	-	1,872	-	1,872	-	2011
Dobbs Ferry, NY	670	34	434	270	704	232	1985
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011
East Hampton, NY	660	39	428	271	699	233	1985
East Pembroke, NY	787	-	537	250	787	128	2006
Eastchester, NY	1,724	993	2,302	415	2,717	45	2011
Elmont, NY	389	319	231	477	708	333	1978
Elmsford, NY	-	948	581	367	948	244	1971
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Floral Park, NY	616	170	356	430	786	275	1998
Flushing, NY	516	241	320	437	757	258	1998
Flushing, NY	1,936	-	1,413	523	1,936	170	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Flushing, NY	1,947	-	1,405	542	1,947	162	2013
Flushing, NY	2,478	-	1,801	677	2,478	203	2013
Forrest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Franklin Square, NY	153	331	137	347	484	195	1978
Garden City, NY	362	242	236	368	604	210	1985
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Glen Head, NY	235	216	103	348	451	348	1982
Glen Head, NY	463	282	301	444	745	275	1985
Great Neck, NY	500	252	450	302	752	166	1985
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Huntington Station, NY	141	284	84	341	425	202	1978
Hyde Park, NY	990	-	990	-	990	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Lakeville, NY	1,028	-	203	825	1,028	537	2008
Levittown, NY	503	42	327	218	545	189	1985
Levittown, NY	547	86	356	277	633	231	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	416	2013
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Massapequa, NY	333	285	217	401	618	228	1985
Mastic, NY	313	110	204	219	423	202	1985
Middletown, NY	719	-	719	-	719	-	2011
Middletown, NY	751	274	489	536	1,025	348	1985
Middletown, NY	1,281	-	1,281	-	1,281	-	2011
Millwood, NY	1,448	-	1,448	-	1,448	-	2011
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011
Mount Vernon, NY	985	-	985	-	985	-	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
Naples, NY	1,257	-	827	430	1,257	221	2006
New Paltz, NY	971	-	971	-	971	-	2011
New Rochelle, NY	189	358	104	443	547	240	1982
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
New York, NY	126	399	78	447	525	309	1972
Newburgh, NY	527	-	527	-	527	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011
Niskayuna, NY	425	35	275	185	460	185	1986
North Andover, NY	393	33	256	170	426	148	1985
Ossining, NY	231	198	117	312	429	171	1985
Ozone Park, NY	58	365	45	378	423	228	1976
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Pelham Manor, NY	137	307	75	369	444	230	1985
Perry, NY	1,444	-	1,044	400	1,444	205	2006
Pleasant Valley, NY	398	62	240	220	460	209	1986
Port Chester, NY	941	-	-	941	941	443	2011
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Port Jefferson, NY	185	3,080	246	3,019	3,265	14	1985
Poughkeepsie, NY	591	-	591	-	591	-	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Prattsburgh, NY	553	-	303	250	553	128	2006
Rego Park, NY	2,783	-	2,104	679	2,783	213	2013
Riverhead, NY	724	-	432	292	724	241	1998
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rockville Centre, NY	350	66	201	215	416	197	1985
Rye, NY	872	-	872	-	872	-	2011
Sag Harbor, NY	704	35	458	281	739	241	1985
Sayville, NY	344	246	300	290	590	134	1998
Scarsdale, NY	1,301	-	1,301	-	1,301	-	2011
Shrub Oak, NY	1,061	368	691	738	1,429	511	1985
Sleepy Hollow, NY	281	301	130	452	582	392	1969
Spring Valley, NY	749	-	749	-	749	-	2011
St. Albans, NY	330	106	215	221	436	183	1985
Staten Island, NY	390	89	254	225	479	203	1985
Staten Island, NY	301	323	196	428	624	263	1985
Staten Island, NY	350	290	228	412	640	244	1985
Stony Brook, NY	176	281	105	352	457	210	1978
Tarrytown, NY	956	-	956	-	956	-	2011
Tuchahoe, NY	1,650	-	1,650	-	1,650	-	2011
Wantagh, NY	640	-	370	270	640	219	1998
Wappingers Falls, NY	452	-	-	452	452	323	2011
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Warsaw, NY	990	-	690	300	990	154	2006
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
West Nyack, NY	936	-	936	-	936	-	2011
White Plains, NY	-	569	303	266	569	204	1972
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
Yaphank, NY	-	798	375	423	798	182	1993
Yonkers, NY	-	588	-	588	588	345	1970
Yonkers, NY	-	944	684	260	944	114	1990
Yonkers, NY	1,021	63	665	419	1,084	361	1985
Yonkers, NY	291	1,050	216	1,125	1,341	542	1972
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Yorktown Heights, NY	1,700	-	-	1,700	1,700	274	2013
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Clermont, OH	1,045	-	362	683	1,045	64	2017
Crestline, OH	1,202	-	285	917	1,202	463	2008
Mansfield, OH	922	-	332	590	922	280	2008
Mansfield, OH	1,950	-	700	1,250	1,950	587	2009
Monroeville, OH	2,580	-	485	2,095	2,580	970	2009
Summit, OH	1,530	-	385	1,145	1,530	95	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Oklahoma City, OK	868	-	371	497	868	19	2018
Oklahoma City, OK	1,182	-	587	595	1,182	22	2018
Oklahoma City, OK	1,311	-	625	686	1,311	24	2018
Banks, OR	498	-	498	-	498	-	2015
Estacada, OR	646	-	84	562	646	109	2015
Marion, OR	543	-	296	247	543	29	2017
Marion, OR	956	-	456	500	956	50	2017
Pendleton, OR	766	-	122	644	766	138	2015
Portland, OR	4,416	-	3,368	1,048	4,416	213	2015
Salem, OR	1,071	-	399	672	1,071	174	2015
Salem, OR	1,350	-	521	829	1,350	172	2015
Salem, OR	1,408	-	524	884	1,408	190	2015
Salem, OR	4,215	-	3,182	1,033	4,215	226	2015
Salem, OR	4,614	-	3,517	1,097	4,614	225	2015
Springfield, OR	1,398	-	796	602	1,398	152	2015
Yamhill, OR	2,867	-	394	2,473	2,867	192	2017
Allison Park, PA	1,500	-	850	650	1,500	444	2010
Harrisburg, PA	399	213	199	413	612	329	1989
Lancaster, PA	642	18	300	360	660	360	1989
New Kensington, PA	1,375	-	675	700	1,375	269	2010
Philadelphia, PA	405	175	264	316	580	263	1985
Philadelphia, PA	1,252	-	814	438	1,252	177	2009
Phoenixville, PA	385	89	76	398	474	27	1985
Pottsville, PA, PA	452	1	148	305	453	304	1990
Reading, PA	750	49	-	799	799	799	1989
Barrington, RI	490	180	319	351	670	266	1985
East Providence,, RI	2,298	(1,855)	14	429	443	74	1985
N. Providence, RI	543	158	353	348	701	255	1985
Columbia, SC	1,995	-	1,130	865	1,995	21	2018
Columbia, SC	2,109	-	1,120	989	2,109	23	2018
Columbia, SC	2,531	-	1,612	919	2,531	21	2018
Johns Island, SC	2,561	-	1,885	676	2,561	6	2018
Kershaw, SC	2,082	-	1,166	916	2,082	68	2017
Kershaw, SC	2,177	-	974	1,203	2,177	84	2017
Lexington, SC	412	-	145	267	412	19	2017
Lexington, SC	633	-	309	324	633	24	2017
Lexington, SC	694	-	172	522	694	41	2017
Lexington, SC	720	-	219	501	720	35	2017
Lexington, SC	816	-	336	480	816	27	2017
Lexington, SC	973	-	582	391	973	30	2017
Lexington, SC	1,036	-	434	602	1,036	42	2017
Lexington, SC	1,056	-	432	624	1,056	47	2017
Lexington, SC	1,116	-	50	1,066	1,116	77	2017
Lexington, SC	1,436	-	472	964	1,436	70	2017
Lexington, SC	1,624	-	999	625	1,624	45	2017
Lexington, SC	1,644	-	1,283	361	1,644	27	2017
Lexington, SC	1,682	-	1,135	547	1,682	43	2017
Lexington, SC	1,712	-	1,410	302	1,712	19	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Lexington, SC	1,729	-	1,268	461	1,729	39	2017
Lexington, SC	1,738	-	1,189	549	1,738	31	2017
Lexington, SC	1,901	-	1,021	880	1,901	73	2017
Lexington, SC	2,046	-	746	1,300	2,046	90	2017
Lexington, SC	2,179	-	1,476	703	2,179	50	2017
Lexington, SC	2,230	-	934	1,296	2,230	92	2017
Lexington, SC	2,603	-	1,869	734	2,603	19	2018
Lexington, SC	3,231	-	2,001	1,230	3,231	30	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	45	2018
Lexington, SC	4,413	-	3,418	995	4,413	81	2017
Richland, SC	464	-	253	211	464	16	2017
Richland, SC	575	-	345	230	575	16	2017
Richland, SC	792	-	463	329	792	25	2017
Richland, SC	868	-	455	413	868	35	2017
Richland, SC	927	-	495	432	927	27	2017
Richland, SC	1,114	-	667	447	1,114	32	2017
Richland, SC	1,246	-	69	1,177	1,246	78	2017
Richland, SC	1,339	-	867	472	1,339	34	2017
Richland, SC	1,643	-	1,302	341	1,643	19	2017
Richland, SC	2,460	-	1,569	891	2,460	71	2017
Richland, SC	2,637	-	1,254	1,383	2,637	97	2017
Richland, SC	3,217	-	2,405	812	3,217	65	2017
Richland, SC	3,371	-	2,016	1,355	3,371	104	2017
Richland, SC	3,655	-	1,742	1,913	3,655	133	2017
Richland, SC	3,950	-	2,802	1,148	3,950	84	2017
Arlington, TX	789	-	414	375	789	15	2018
Arlington, TX	1,352	-	887	465	1,352	18	2018
Arlington, TX	1,560	-	1,008	552	1,560	20	2018
Arlington, TX	1,796	-	1,189	607	1,796	23	2018
Austin, TX	462	-	274	188	462	130	2007
Austin, TX	2,368	-	738	1,630	2,368	851	2007
Austin, TX	3,511	66	1,595	1,982	3,577	1,012	2007
Center, TX	2,073	-	1,482	591	2,073	24	2018
El Paso, TX	1,278	-	825	453	1,278	38	2017
El Paso, TX	1,425	-	1,098	327	1,425	29	2017
El Paso, TX	1,679	-	1,085	594	1,679	45	2017
El Paso, TX	1,816	-	1,413	403	1,816	35	2017
El Paso, TX	2,370	-	1,767	603	2,370	47	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	80	2017
Ft Worth, TX	2,115	49	866	1,298	2,164	721	2007
Garland, TX	2,208	-	1,504	704	2,208	26	2018
Garland, TX	3,296	-	245	3,051	3,296	550	2014
Garland, TX	4,439	-	439	4,000	4,439	754	2014
Grand Prairie, TX	1,413	-	914	499	1,413	20	2018
Grand Prairie, TX	2,000	-	1,415	585	2,000	22	2018
Harker Heights, TX	2,051	(9)	579	1,463	2,042	1,144	2007
Houston, TX	1,689	-	224	1,465	1,689	735	2007
Houston, TX	2,803	-	535	2,268	2,803	220	2016

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Keller, TX	2,507	-	996	1,511	2,507	827	2007
Lewisville, TX	494	-	110	384	494	239	2008
Linden, TX	2,160	-	1,514	646	2,160	25	2018
Longview, TX	1,660	-	1,239	421	1,660	16	2018
Mesquite, TX	1,687	-	1,093	594	1,687	23	2018
Midlothian, TX	429	-	72	357	429	229	2007
Nueces, TX	1,526	-	1,056	470	1,526	36	2017
Nueces, TX	2,162	-	1,729	433	2,162	37	2017
Nueces, TX	2,400	-	1,110	1,290	2,400	99	2017
Port Arthur, TX	2,648	-	505	2,143	2,648	215	2016
Rowlett, TX	1,284	-	840	444	1,284	16	2018
San Marcos, TX	1,954	-	251	1,703	1,954	874	2007
San Patricio, TX	3,138	-	2,687	451	3,138	39	2017
Temple, TX	2,405	(10)	1,205	1,190	2,395	664	2007
Texarkana, TX	1,791	-	992	799	1,791	29	2018
Texarkana, TX	1,861	-	1,197	664	1,861	27	2018
Texarkana, TX	2,316	-	1,643	673	2,316	24	2018
The Colony, TX	4,396	-	337	4,059	4,396	1,992	2007
Travis, TX	1,711	-	1,364	347	1,711	31	2017
Waco, TX	3,884	-	894	2,990	3,884	1,674	2007
Wake Village, TX	1,637	-	685	952	1,637	34	2018
Watauga, TX	1,771	-	1,139	632	1,771	24	2018
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	656	-	409	247	656	87	2013
Alexandria, VA	712	-	712	-	712	-	2013
Alexandria, VA	735	-	735	-	735	-	2013
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	1,388	-	1,020	368	1,388	131	2013
Alexandria, VA	1,582	-	1,150	432	1,582	140	2013
Alexandria, VA	1,757	-	1,313	444	1,757	153	2013
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Arlington, VA	1,464	-	1,085	379	1,464	126	2013
Arlington, VA	2,014	-	1,516	498	2,014	160	2013
Arlington, VA	2,062	-	1,603	459	2,062	146	2013
Ashland, VA	840	-	840	-	840	-	2005
Chesapeake, VA	779	(185)	398	196	594	72	1990
Chesapeake, VA	1,004	110	385	729	1,114	667	1990
Fairfax, VA	1,825	-	1,190	635	1,825	204	2013
Fairfax, VA	2,078	-	1,365	713	2,078	197	2013
Fairfax, VA	3,348	-	2,351	997	3,348	302	2013
Fairfax, VA	4,454	-	3,370	1,084	4,454	328	2013
Farmville, VA	1,227	-	622	605	1,227	333	2005
Fredericksburg, VA	1,279	-	469	810	1,279	446	2005
Fredericksburg, VA	1,289	30	798	521	1,319	288	2005
Fredericksburg, VA	1,716	-	996	720	1,716	397	2005
Fredericksburg, VA	3,623	-	2,828	795	3,623	438	2005
Glen Allen, VA	1,037	-	412	625	1,037	344	2005

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Glen Allen, VA	1,077	-	322	755	1,077	416	2005
King William, VA	1,688	-	1,068	620	1,688	342	2005
Mechanicsville, VA	903	-	273	630	903	347	2005
Mechanicsville, VA	957	-	324	633	957	371	2005
Mechanicsville, VA	1,043	-	223	820	1,043	452	2005
Mechanicsville, VA	1,125	-	505	620	1,125	342	2005
Mechanicsville, VA	1,476	-	876	600	1,476	331	2005
Mechanicsville, VA	1,677	-	1,157	520	1,677	286	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	416	2005
Norfolk, VA	535	(70)	235	230	465	230	1990
Petersburg, VA	1,441	-	816	625	1,441	344	2005
Portsmouth, VA	563	33	222	374	596	366	1990
Richmond, VA	1,132	(41)	506	585	1,091	322	2005
Ruther Glen, VA	466	-	31	435	466	240	2005
Sandston, VA	722	-	102	620	722	342	2005
Spotsylvania, VA	1,290	-	490	800	1,290	441	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	386	2013
Auburn, WA	3,022	-	1,965	1,057	3,022	224	2015
Bellevue, WA	1,725	-	886	839	1,725	178	2015
Chehalis, WA	1,176	-	313	863	1,176	201	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	253	2015
Federal Way, WA	4,218	-	2,973	1,245	4,218	284	2015
Fife, WA	1,181	-	414	767	1,181	176	2015
Kent, WA	2,900	-	2,066	834	2,900	192	2015
Monroe, WA	2,792	-	1,556	1,236	2,792	268	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	337	2015
Puyallup, WA	831	-	172	659	831	162	2015
Puyallup, WA	2,035	-	465	1,570	2,035	327	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	430	2015
Renton, WA	1,485	-	952	533	1,485	153	2015
Seattle, WA	717	-	193	524	717	107	2015
Seattle, WA	1,884	-	1,223	661	1,884	135	2015
Silverdale, WA	2,178	-	1,217	961	2,178	220	2015
Snohomish, WA	955	-	955	-	955	-	2015
South Bend, WA	760	-	121	639	760	127	2015
Tacoma, WA	518	-	518	-	518	-	2015
Tacoma, WA	671	-	671	-	671	-	2015
Tenino, WA	937	-	219	718	937	144	2015
Vancouver, WA	1,214	-	163	1,051	1,214	191	2015
Wilbur, WA	629	-	153	476	629	106	2015
Miscellaneous	45,846	15,133	21,703	39,276	60,979	26,242	various
	$978,973	64,133	$631,185	$411,921	$1,043,106	$150,691

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

3)	The aggregate cost for federal income tax purposes was approximately $1,046,120,000 at December 31, 2018.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2018

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	East Islip, NY	9.0%	11/2024	P & I	—	$743	$727
Borrower B	Seller financing	Middlesex, NJ	9.0%	5/2021	P & I	—	255	229
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	P & I	—	431	381
Borrower D	Seller financing	Brooklyn, NY	8.0%	6/2019	I(b)	—	2,000	2,000
Borrower E	Seller financing	Nyack, NY	9.0%	9/2022	P & I	—	253	237
Borrower F	Seller financing	E. Patchogue, NY	9.0%	8/2019	P & I	—	200	169
Borrower G	Seller financing	Baldwin, NY	9.0%	9/2020	P & I	—	300	265
Borrower H	Seller financing	Norwalk, CT	9.0%	4/2022	P & I	—	319	294
Borrower I	Seller financing	Stafford Springs, CT	9.0%	1/2021	P & I	—	232	206
Borrower J	Seller financing	Waterbury, CT	9.0%	2/2021	P & I	—	171	153
Borrower K	Seller financing	Great Barrington, MA	9.0%	4/2021	P & I	—	58	52
Borrower L	Seller financing	Springfield, MA	9.0%	7/2019	P & I	—	131	98
Borrower M	Seller financing	Westfield, MA	9.0%	11/2021	P & I	—	303	277
Borrower N	Seller financing	Milford, CT	9.0%	3/2025	P & I	—	398	392
Borrower O	Seller financing	Fairfield, CT	9.0%	3/2025	P & I	—	390	385
Borrower P	Seller financing	Hartford, CT	9.0%	3/2024	P & I	—	70	68
Borrower Q	Seller financing	Wilmington, DE	9.0%	11/2020	P & I	—	84	74
Borrower R	Seller financing	Clinton, MA	9.0%	3/2022	P & I	—	158	85
Borrower S	Seller financing	Fairhaven, MA	9.0%	9/2020	P & I	—	458	403
Borrower T	Seller financing	New Bedford, MA	9.0%	10/2021	P & I	—	363	330
Borrower U	Seller financing	Fitchburg, MA	9.0%	10/2021	P & I	—	187	170
Borrower V	Seller financing	Worcester, MA	9.0%	11/2021	P & I	—	237	216
Borrower W	Seller financing	S. Yarmouth, MA	9.0%	1/2022	P & I	—	275	252
Borrower X	Seller financing	Harwich Port, MA	9.0%	1/2022	P & I	—	293	268
Borrower Y	Seller financing	Southbridge, MA	9.0%	3/2021	P & I	—	300	268
Borrower Z	Seller financing	Oxford, MA	9.0%	3/2023	P & I	—	86	81
Borrower AA	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I	—	568	150
Borrower AB	Seller financing	Concord, NH	9.5%	8/2028	P & I	—	210	148
Borrower AC	Seller financing	Pelham, NH	9.0%	1/2023	P & I	—	73	68
Borrower AD	Seller financing	Bayonne, NJ	9.0%	3/2020	P & I	—	308	266
Borrower AE	Seller financing	Spotswood, NJ	9.0%	1/2020	P & I	—	306	263
Borrower AF	Seller financing	Belleville, NJ	9.0%	3/2021	P & I	—	315	282
Borrower AG	Seller financing	Ridgefield, NJ	9.0%	4/2021	P & I	—	172	154
Borrower AH	Seller financing	Irvington, NJ	9.0%	7/2022	P & I	—	300	193
Borrower AI	Seller financing	Jersey City, NJ	9.5%	7/2025	P & I	—	500	417
Borrower AJ	Seller financing	Colonia, NJ	9.0%	7/2020	P & I	—	320	280
Borrower AK	Seller financing	Swedesboro, NJ	9.0%	4/2021	P & I	—	77	69
Borrower AL	Seller financing	Piscataway, NJ	9.0%	11/2020	P & I	—	121	71
Borrower AM	Seller financing	Glendale, NY	9.0%	7/2025	P & I	—	525	502
Borrower AN	Seller financing	Seaford, NY	9.0%	1/2020	P & I	—	488	419
Borrower AO	Seller financing	Elmont, NY	9.0%	10/2021	P & I	—	450	364
Borrower AP	Seller financing	White Plains, NY	9.0%	2/2021	P & I	—	444	396
Borrower AQ	Seller financing	Scarsdale, NY	9.0%	11/2025	P & I	—	337	300
Borrower AR	Seller financing	Pleasant Valley, NY	9.0%	9/2020	P & I	—	230	202
Borrower AS	Seller financing	Bronx, NY	9.0%	12/2019	P & I	—	240	44
Borrower AT	Seller financing	Freeport, NY	9.0%	5/2020	P & I	—	206	180
Borrower AU	Seller financing	Wantagh, NY	9.0%	5/2022	P & I	—	455	382

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower AV	Seller financing	Colonie, NY	9.0%	8/2023	P & I	—	143	136
Borrower AW	Seller financing	Latham, NY	9.0%	1/2021	P & I	—	169	150
Borrower AX	Seller financing	Malta, NY	9.0%	3/2023	P & I	—	572	539
Borrower AY	Seller financing	Newburgh, NY	9.0%	9/2021	P & I	—	394	359
Borrower AZ	Seller financing	Coxsackie, NY	9.0%	7/2021	P & I	—	153	138
Borrower BA	Seller financing	Brewster, NY	9.0%	10/2022	P & I	—	554	518
Borrower BB	Seller financing	Cairo, NY	9.0%	8/2023	P & I	—	113	107
Borrower BC	Seller financing	Central Islip, NY	9.0%	6/2023	P & I	—	780	741
Borrower BD	Seller financing	Kenmore, NY	9.0%	12/2020	P & I	—	74	66
Borrower BE	Seller financing	Rochester, NY	9.0%	2/2025	P & I	—	174	171
Borrower BF	Seller financing	Savona, NY	9.0%	2/2025	P & I	—	157	154
Borrower BG	Seller financing	Rochester, NY	9.0%	10/2025	P & I	—	230	229
Borrower BH	Seller financing	Greigsville, NY	9.0%	11/2025	P & I	—	200	200
Borrower BI	Seller financing	Horsham, PA	10.0%	7/2024	P & I	—	237	117
Borrower BJ	Seller financing	Warwick, RI	9.0%	8/2022	P & I	—	333	309
Borrower BK	Seller financing	Providence, RI	9.0%	9/2021	P & I	—	184	167
Borrower BL	Seller financing	Warwick, RI	9.0%	10/2021	P & I	—	357	325
Borrower BM	Seller financing	Cranston, RI	9.0%	8/2022	P & I	—	153	142
Borrower BN	Seller financing	E. Providence, RI	9.0%	2/2022	P & I	—	186	171
Borrower BO	Seller financing	York, PA	9.0%	2/2021	P & I	—	102	91
Borrower BP	Seller financing	Ephrata, PA	9.0%	10/2020	P & I	—	265	158
Borrower BQ	Seller financing	McConnellsburg, PA	9.0%	1/2023	P & I	—	38	36
							20,908	18,254
Note receivable
	Purchase/leaseback	Various-NY	9.5%	1/2021	I(b)		18,400	14,720
	Promissory Note	Various-CT	9.0%	12/2028	(c)		—	545
Total (d)							$39,308	$33,519

(a)	P & I = Principal and interest paid monthly.
(b)	I = Interest only paid monthly with principal deferred.
(c)	Note for funding of capital improvements.

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

	2018	2017	2016
Balance at January 1,	$32,366	$32,737	$48,455
Additions:
New mortgage loans	4,287	1,505	1,814
Deductions:
Loan repayments	(2,368)	(1,227)	(16,714)
Collection of principal	(766)	(649)	(818)
Balance at December 31,	$33,519	$32,366	$32,737

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2018

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2011 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-13777) and incorporated herein by reference.

3.7	Amendment to By-Laws of Getty Realty Corp.	Filed herewith.

4.1	Dividend Reinvestment/Stock Purchase Plan.

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

10.31

Distribution Agreement by and among Getty Realty Corp., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, BTIG, LLC, Capital One Securities, Inc. and JMP Securities LLC, dated March 9, 2018.

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 9, 2016 (File No. 001-13777) and incorporated herein by reference.

10.32**

Amended and Restated Credit Agreement, dated as of March 23, 2018, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent and Swing Line Lender, each lender from time to time party thereto and each L/C Issuer from time to time party thereto.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 9, 2018 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.33**

Third Amended and Restated Note Purchase and Guarantee Agreement, dated as of June 21, 2018, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential and certain affiliates of Prudential.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2018 (File No. 001-13777) and incorporated herein by reference.

10.34**

Note Purchase and Guarantee Agreement, dated as of June 21, 2018, among Getty Realty Corp., certain of its subsidiaries party thereto, Metropolitan Life Insurance Company (“MetLife”) and certain affiliates of MetLife.

Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 26, 2018 (File No. 001-13777) and incorporated herein by reference.

10.35*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2018 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCH	XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2018 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753-1681. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2018 Annual Report on Form 10-K.

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
February 27, 2019

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 27, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ MILTON COOPER
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 27, 2019		Milton Cooper Director February 27, 2019

By:	/S/ PHILIP E. COVIELLO	By:	/S/ LEO LIEBOWITZ
	Philip E. Coviello Director February 27, 2019		Leo Liebowitz Director and Chairman of the Board February 27, 2019

By:	/S/ Mary Lou Malanoski	By:	/S/ RICHARD E. MONTAG
	Mary Lou Malanoski Director February 27, 2019		Richard E. Montag Director February 27, 2019

By:	/S/ HOWARD SAFENOWITZ
Howard Safenowitz Director February 27, 2019