Form 10-Q
period 2019-03-31
GETTY REALTY CORP /MD/
filed 2019-05-01
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

The registrant had outstanding 40,994,684 shares of common stock as of May 1, 2019.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2019	December 31, 2018
ASSETS
Real estate:
Land	$630,653	$631,185
Buildings and improvements	406,812	409,753
Construction in progress	2,023	2,168
	1,039,488	1,043,106
Less accumulated depreciation and amortization	(154,132)	(150,691)
Real estate held for use, net	885,356	892,415
Real estate held for sale, net	630	—
Real estate, net	885,986	892,415
Investment in direct financing leases, net	85,066	85,892
Notes and mortgages receivable	32,015	33,519
Cash and cash equivalents	19,145	46,892
Restricted cash	1,938	1,850
Deferred rent receivable	38,676	37,722
Accounts receivable, net of allowance of $1,950 and $2,094, respectively	1,522	3,008
Right-of-use assets - operating	24,649	—
Right-of-use assets - finance	1,156	—
Prepaid expenses and other assets	57,339	57,877
Total assets	$1,147,492	$1,159,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement, net	$87,433	$117,227
Senior unsecured notes, net	324,438	324,409
Environmental remediation obligations	59,250	59,821
Dividends payable	14,555	14,495
Lease liability - operating	25,201	—
Lease liability - finance	4,606	—
Accounts payable and accrued liabilities	53,774	62,059
Total liabilities	569,257	578,011
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 40,883,476 and 40,854,491 shares issued and outstanding, respectively	409	409
Additional paid-in capital	638,877	638,178
Dividends paid in excess of earnings	(61,051)	(57,423)
Total stockholders’ equity	578,235	581,164
Total liabilities and stockholders’ equity	$1,147,492	$1,159,175

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Revenues from rental properties	$33,287	$31,352
Interest on notes and mortgages receivable	762	764
Total revenues	34,049	32,116
Operating expenses:
Property costs	5,495	4,935
Impairments	771	2,817
Environmental	903	987
General and administrative	3,977	3,587
Allowance for uncollectible accounts	85	126
Depreciation and amortization	6,099	5,594
Total operating expenses	17,330	18,046

Gain (loss) on dispositions of real estate	(51)	649

Operating income	16,668	14,719

Other income (expense), net	205	363
Interest expense	(5,946)	(5,050)
Net earnings	$10,927	$10,032

Basic earnings per common share:
Net earnings	$0.26	$0.25

Diluted earnings per common share:
Net earnings	$0.26	$0.25

Weighted average common shares outstanding:
Basic	40,873	39,710
Diluted	40,891	39,712

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$10,927	$10,032
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	6,099	5,594
Impairment charges	771	2,817
(Gain) loss on dispositions of real estate	51	(649)
Deferred rent receivable	(955)	(1,223)
Allowance for uncollectible accounts	85	126
Amortization of above-market and below-market leases	(172)	(185)
Amortization of debt issuance costs	235	194
Accretion expense	538	691
Stock-based compensation	474	385
Changes in assets and liabilities:
Accounts receivable	1,257	2,190
Prepaid expenses and other assets	(765)	(235)
Environmental remediation obligations	(1,873)	(2,012)
Accounts payable and accrued liabilities	(2,017)	(426)
Net cash flow provided by operating activities	14,655	17,299
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	—	(66)
Addition to construction in progress	(151)	(266)
Proceeds from dispositions of real estate	77	605
Deposits for property acquisitions	50	(150)
Amortization of investment in direct financing leases	827	705
(Issuance) of notes and mortgages receivable	(382)	—
Collection of notes and mortgages receivable	1,905	651
Net cash flow provided by investing activities	2,326	1,479
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	5,000	—
Repayments under credit agreement	(35,000)	(5,000)
Payment of debt issuance costs	—	(2,759)
Payment of finance lease obligations	(127)	(111)
Security deposits received (refunded)	(242)	(44)
Payments of cash dividends	(14,138)	(12,467)
Payments in settlement of restricted stock units	(115)	—
Proceeds from issuance of common stock, net - ATM	(17)	(83)
Net cash flow (used in) financing activities	(44,639)	(20,464)
Change in cash, cash equivalents and restricted cash	(27,658)	(1,686)
Cash, cash equivalents and restricted cash at beginning of period	48,742	20,813
Cash, cash equivalents and restricted cash at end of period	$21,084	$19,127
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,759	$5,126
Income taxes	222	244
Environmental remediation obligations	1,532	1,500
Non-cash transactions:
Dividends declared but not yet paid	14,555	12,890
Issuance of notes and mortgages receivable related to property dispositions	$—	$788

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2019, we owned 859 properties and leased 73 properties from third-party landlords. These 932 properties are located in 30 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. In addition, we lease approximately 8,900 square feet of office space, which is used for our corporate headquarters. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

Reclassifications

Changes in environmental estimates and impairments, which were recorded in prior periods, that were related to properties previously classified as discontinued operations are now included in operating expenses in environmental and impairments, respectively. These amounts have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported net earnings. Further, these amounts are now included with amounts related to properties that were sold subsequent to the change in the definition of discontinued operations, and therefore all impacts from previously disposed properties are within the same financial statement line items.

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as described below, we adopted the practical expedient that alleviates the requirement to separately present lease and non-lease rental income. As a result, Tenant reimbursements are now included within Revenues from rental properties in our consolidated statements of operation. To facilitate comparability, we have reclassified prior period amounts related to Tenant reimbursements to conform to the presentation of the current period financial statements.

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate which are accounted for as business combinations, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. We expense transaction costs associated with business combinations in the period incurred. Acquisitions of real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition costs are capitalized and allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. For additional information regarding property acquisitions, see Note 11 – Property Acquisitions.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three months ended March 31, 2019 and 2018.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three months ended March 31, 2019 and 2018.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of March 31, 2019.

Lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. We review our accounts receivable, including its deferred rent receivable, related to base rents, straight-line rents, expense reimbursements and other revenues for collectability. Our evaluation of collectability primarily consists of reviewing past due account balances and considers such factors as the credit quality of our tenant, historical trends of the tenant, changes in tenant payment terms and current economic trends. In addition, with respect to tenants in bankruptcy, we estimate the probable recovery through bankruptcy claims. If a tenant’s accounts receivable balance is considered uncollectible, we will write off the related receivable balances and cease to recognize lease income, including straight-line rent unless cash is received. If the collectibility assessment subsequently changes to probable, any difference between the lease income that would have been recognized if collectibility had always been assessed as probable and the lease income recognized to date, is recognized as a current-period adjustment to revenues from rental properties. Our reported net earnings are directly affected by our estimate of the collectability of our accounts receivable.

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

We recorded impairment charges aggregating $771,000 and $2,817,000 for the three months ended March 31, 2019 and 2018, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $36,000 of the $771,000 in impairments recognized during the three months ended March 31, 2019) and (ii) discounted cash flow models (this method was used to determine that there were no impairments during the three months ended March 31, 2019). During the three months ended March 31, 2019, we recorded $735,000 of the $771,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the three months ended March 31, 2019 and 2018, impairment charges aggregating $199,000 and $390,000, respectively, were related to properties that were previously disposed of by us.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods in their financial statements in the year of adoption. In December 2018, the FASB issued ASU 2018-20, which clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. We elected the package of practical expedients and the lease and non-lease component practical expedient. We elected to apply the transition requirements at the January 1, 2019, effective date rather than at the beginning of the earliest comparative period presented. The consolidated financial statements for the quarter ended March 31, 2019, are presented under the new standard, while the comparative period presented was not adjusted and continues to be reported in accordance with our historical accounting policy. For additional information regarding the new lease accounting standard, see Note 3 – Leases.

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

NOTE 3. — LEASES

As of March 31, 2019, we owned 859 properties and leased 73 properties from third-party landlords. These 932 properties are located in 30 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

We adopted ASU 2016-02 as of January 1, 2019. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02, lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance.

For leases in which we are the lessor, we are (i) retaining classification of our historical leases as we are not required to reassess classification upon adoption of the new standard, (ii) expensing indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregating revenue from our lease components and non-lease components (comprised of tenant expense reimbursements) into revenue from rental properties. We reclassified prior periods for these changes in presentation.

Revenues from rental properties were $33,287,000 and $31,352,000 for the three months ended March 31, 2019 and 2018, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $29,208,000 and $27,502,000 for the three months ended March 31, 2019 and 2018, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties were $379,000 and $782,000 for the three months ended March 31, 2019 and 2018, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3,700,000 and $3,068,000 for the three months ended March 31, 2019 and 2018, respectively.

We incurred $93,000 and $28,000 of lease origination costs for the three months ended March 31, 2019 and 2018, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $85,066,000 investment in direct financing leases as of March 31, 2019, are lease payments receivable of $136,083,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $64,945,000. The components of the $85,892,000 investment in direct financing leases as of December 31, 2018, are lease payments receivable of $139,276,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $67,312,000.

As of March 31, 2019, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2019	$77,164	$9,671
2020	102,672	13,156
2021	99,693	13,339
2022	99,289	13,420
2023	99,325	13,467
Thereafter	679,429	73,030
Total	$1,157,572	$136,083

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future contractual minimum annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2018, would have been as follows (in thousands):

	Operating Leases	Direct Financing Leases
2019	$102,928	$12,864
2020	102,693	13,156
2021	99,593	13,339
2022	99,184	13,420
2023	99,223	13,467
Thereafter	678,106	73,030
Total	$1,181,727	$139,276

For leases in which we are the lessee, ASU 2016-02 requires leases with durations greater than twelve months to be recognized on the balance sheet. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.

As of January 1, 2019, we recognized operating lease right-of-use assets of $25,561,000 (net of deferred rent expense) and operating lease liabilities of $26,087,000, which were presented on our consolidated financial statements. The right-of-use assets and lease liabilities are carried at the present value of the remaining expected future lease payments. When available, we use the rate implicit in the lease to discount lease payments to present value; however, our current leases did not provide a readily determinable implicit rate. Therefore, we estimated our incremental borrowing rate to discount the lease payments based on information available and considered factors such as interest rates available to us on a fully-collateralized basis and terms of the leases. ASU 2016-02 had a material impact on our consolidated balance sheets, but did not have an impact on our consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2019
Assets
Right-of-use assets - operating	$24,649
Right-of-use assets - finance	1,156
Total lease assets	25,805
Liabilities
Lease liability - operating	25,201
Lease liability - finance	4,606
Total lease liabilities	$29,807

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	4.5
Finance leases	12.2
Weighted-average discount rate
Operating leases (1)	5.29%
Finance leases	17.03%
(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,137
Finance lease cost
Amortization of leased assets	127
Interest on lease liabilities	210
Short-term lease cost	57
Total lease cost	$1,531

The following presents supplemental cash flow information related to our leases (in thousands):

Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,164
Operating cash flows for finance leases	210
Financing cash flows for finance leases	$127

As of March 31, 2019, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Finance Leases
2019	$3,312	$1,139
2020	4,197	1,475
2021	3,698	1,368
2022	3,057	1,171
2023	2,962	928
Thereafter	14,013	3,307
Total lease payments	31,239	9,388
Less: amount representing interest	(6,038)	(4,782)
Present value of lease payments	$25,201	$4,606

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum annual rentals payable under such leases, excluding renewal options, as of December 31, 2018, would have been as follows: 2019 – $6,016,000, 2020 – $5,284,000, 2021 – $4,371,000, 2022 – $2,766,000, 2023 – $2,021,000 and $2,754,000 thereafter.

Major Tenants

As of March 31, 2019, we had three significant tenants by revenue:

•

We leased 155 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 17% of our total revenues for the three months ended March 31, 2019 and 2018. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% and 14% of our total revenues for the three months ended March 31, 2019 and 2018, respectively.

•

We leased 75 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% and 12% of our total revenues for the three months ended March 31, 2019 and 2018, respectively. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012, leasing substantially all of our properties acquired or leased prior to 1997 under a master lease. Our master lease with Marketing was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of March 31, 2019, 373 of the properties we own or lease were previously leased to Marketing, of which 327 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 31 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2019, we have a remaining commitment to fund up to $7,477,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2019, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,698,000 (net of accumulated amortization of $1,307,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2019 and December 31, 2018, we had accrued $12,200,000 and $12,231,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. The EPA has also been engaged in discussions, in which we are participating, with the remaining recipients of the Notice regarding a proposed framework for an allocation process that will lead to offers of cash-out settlements to certain additional parties and a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The EPA-commenced allocation process was scheduled to conclude by mid-2019 but is likely to be extended.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the lower 8-miles of the Passaic River. The complaint lists over 120 defendants, including us, many of which were also named in the NJDEP’s 2003 Directive and the EPA’s 2016 Notice. We do not know whether this new complaint will impact the EPA’s allocation process or the ultimate outcome of the matter. We intend to defend the claims consistent with our defenses in the related proceedings.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP, alleging various theories of liability due to contamination of groundwater with MTBE involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of March 31, 2019, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of March 31, 2019, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement, Third Restated Prudential Note Purchase Agreement and MetLife Note Purchase Agreement (as defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2019	December 31, 2018
Unsecured Revolving Credit Facility	March 2022	3.99%	$40,000	$70,000
Unsecured Term Loan	March 2023	3.95%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Total debt			415,000	445,000
Unamortized debt issuance costs, net			(3,129)	(3,364)
Total debt, net			$411,871	$441,636

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

As of March 31, 2019, we are in compliance with all of the material terms of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2019, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	100,000	100,000
2022	40,000	—	—	40,000
2023 (1)	—	50,000	75,000	125,000
Thereafter	—	—	150,000	150,000
Total	$40,000	$50,000	$325,000	$415,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2019, we had accrued a total of $59,250,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $13,969,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,281,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59,821,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $14,477,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,344,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $538,000 and $691,000 of net accretion expense was recorded for the three months ended March 31, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2019 and 2018, we recorded credits to environmental expenses aggregating $341,000 and $512,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the three months ended March 31, 2019 and 2018, changes in environmental estimates aggregating $49,000 and $260,000, respectively, were related to properties that were previously disposed of by us.

During the three months ended March 31, 2019 and 2018, we increased the carrying values of certain of our properties by $759,000 and $1,128,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2019 and 2018, was $1,047,000 and $1,048,000, respectively. Capitalized asset retirement costs were $45,608,000 (consisting of $20,708,000 of known environmental liabilities and $24,900,000 of reserves for future environmental liabilities) as of March 31, 2019, and $45,659,000 (consisting of $20,348,000 of known environmental liabilities and $25,311,000 of reserves for future environmental liabilities) as of December 31,

2018. We recorded impairment charges aggregating $749,000 and $1,012,000 for the three months ended March 31, 2019 and 2018, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2019 and 2018, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				10,927	10,927
Dividends declared — $0.35 per share				(14,555)	(14,555)
Shares issued pursuant to ATM Program, net	—	—	(17)	—	(17)
Shares issued pursuant to dividend reinvestment	12	—	357	—	357
Stock-based compensation/settlements	16	—	359	—	359
BALANCE, MARCH 31, 2019	40,883	$409	$638,877	$(61,051)	$578,235

BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				10,032	10,032
Dividends declared — $0.32 per share				(12,890)	(12,890)
Shares issued pursuant to ATM Program, net	—	—	(83)	—	(83)
Shares issued pursuant to dividend reinvestment	14	—	379	—	379
Stock-based compensation/settlements	—	—	385	—	385
BALANCE, MARCH 31, 2018	39,710	$397	$605,553	$(54,432)	$551,518

On March 1, 2019, our Board of Directors granted 156,750 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2018 and October 23, 2018, our Board of Directors granted 121,650 and 3,000 of RSUs, respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

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

ATM Program

In March 2018, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

During the three months ended March 31, 2019 and 2018, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the three months ended March 31, 2019, we paid regular quarterly dividends of $14,495,000 or $0.35 per share. For the three months ended March 31, 2018, we paid regular quarterly dividends of $12,846,000 or $0.32 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2019 and 2018, we issued 12,363 and 14,157 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $357,000 and $379,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $474,000 and $385,000 for the three months ended March 31, 2019 and 2018, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of March 31, 2019 and 2018.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Three Months Ended March 31,
	2019	2018
Net earnings	$10,927	$10,032
Less earnings attributable to RSUs outstanding	(246)	(183)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	10,681	9,849
Weighted average common shares outstanding:
Basic	40,873	39,710
Incremental shares from stock-based compensation	18	2
Diluted	40,891	39,712
Basic earnings per common share	$0.26	$0.25
Diluted earnings per common share	$0.26	$0.25

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2019 and December 31, 2018, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of March 31, 2019 and December 31, 2018, the fair value of the borrowings under senior unsecured notes was $339,000,000 and $335,600,000, respectively. The fair value of the borrowings outstanding as of March 31, 2019 and December 31, 2018, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of March 31, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$659	$—	$—	$659
Liabilities:
Deferred compensation	$—	$659	$—	$659

The following summarizes as of December 31, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$534	$—	$—	$534
Liabilities:
Deferred compensation	$—	$534	$—	$534

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2019 and December 31, 2018, of $188,000 and $3,096,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

As of March 31, 2019, we classified three properties as held for sale on our consolidated balance sheets. We determined that the expected sale of these properties does not represent a strategic shift in our operations and, as a result, the results of operations for the three properties were reflected in our earnings for the three months ended March 31, 2019.

Real estate held for sale consisted of the following as of March 31, 2019 and December 31, 2018 (in thousands):

	March 31, 2019	December 31, 2018
Land	$384	$—
Buildings and improvements	275	—
	659	—
Accumulated depreciation and amortization	(29)	—
Real estate held for sale, net	$630	$—

NOTE 11. — PROPERTY ACQUISITIONS

There were no property acquisitions during the three months ended March 31, 2019 and 2018.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2019, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2019, through the date the financial statements were issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.)

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effects of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry;

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2019, we owned 859 properties and leased 73 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2018, and “Environmental Matters” below.

Our Properties

Net Lease. As of March 31, 2019, we leased 913 of our properties to tenants under triple-net leases.

Our net lease properties include 809 properties leased under 26 separate unitary or master triple-net leases and 104 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of March 31, 2019, we were actively redeveloping seven of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of March 31, 2019, 12 of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

There were no property acquisitions during the three months ended March 31, 2019 and 2018.

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

For the three months ended March 31, 2019, rent commenced on one completed redevelopment project that was placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed ten redevelopment projects.

For the three months ended March 31, 2019, we spent $0.2 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. During the three months ended March 31, 2019, we transferred $0.3 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of March 31, 2019, we were actively redeveloping seven of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the seven properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of March 31, 2019, we have signed leases on five properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $0.8 million and $2.8 million for the three months ended March 31, 2019 and 2018, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net earnings	$10,927	$10,032
Depreciation and amortization of real estate assets	6,099	5,594
(Gain) loss on dispositions of real estate	51	(649)
Impairments	771	2,817
Funds from operations	17,848	17,794
Revenue recognition adjustments	(379)	(782)
Changes in environmental estimates	(341)	(512)
Accretion expense	538	691
Environmental litigation accruals	45	—
Insurance reimbursements	(191)	(215)
Legal settlements and judgments	—	(147)
Adjusted funds from operations	$17,520	$16,829
Basic per share amounts:
Earnings per share	$0.26	$0.25
Funds from operations per share	0.43	0.44
Adjusted funds from operations per share	$0.42	$0.42
Diluted per share amounts:
Earnings per share	$0.26	$0.25
Funds from operations per share	0.43	0.44
Adjusted funds from operations per share	$0.42	$0.42
Weighted average common shares outstanding:
Basic	40,873	39,710
Diluted	40,891	39,712

Results of Operations

Three months ended March 31, 2019, compared to the three months ended March 31, 2018

Revenues from rental properties increased by $1.9 million to $33.3 million for the three months ended March 31, 2019, as compared to $31.4 million for the three months ended March 31, 2018. The increase in revenues from rental properties was primarily due to $1.5 million of revenue from properties acquired in 2018, along with contractual increases. Rental income contractually due from our tenants included in revenues from rental properties was $29.2 million for the three months ended March 31, 2019, as compared to $27.5 million for the three months ended March 31, 2018. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3.7 million and $3.1 million for the three months ended March 31, 2019 and 2018, respectively. Interest income on notes and mortgages receivable was $0.8 million for the three months ended March 31, 2019 and 2018.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $0.4 million and $0.8 million for the three months ended March 31, 2019 and 2018, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $5.5 million for the three months ended March 31, 2019, as compared to $4.9 million for the three months ended March 31, 2018. The increase in property costs for the three months ended March 31, 2019, was principally due to an increase in reimbursable and non-reimbursable real estate taxes and professional fees related to property redevelopments.

Impairment charges were $0.8 million for the three months ended March 31, 2019, as compared to $2.8 million for the three months ended March 31, 2018. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2019 and 2018, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the three months ended March 31, 2019, decreased by $0.1 million to $0.9 million, as compared to $1.0 million for the three months ended March 31, 2018. The decrease in environmental expenses for the three months ended March 31, 2019, was principally due to decreases in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $4.0 million for the three months ended March 31, 2019, as compared to $3.6 million for the three months ended March 31, 2018. The increase in general and administrative expense for the three months ended March 31, 2019, was principally due to $0.3 million of non-recurring employee related expenses attributable to retirement costs.

Depreciation and amortization expense was $6.1 million for the three months ended March 31, 2019, as compared to $5.6 million for the three months ended March 31, 2018. The increase in depreciation and amortization expense was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $0.2 million for the three months ended March 31, 2019, as compared to $0.4 million for the three months ended March 31, 2018. For the three months ended March 31, 2019, other income was primarily attributable to proceeds received from insurance carriers for reimbursement of environmental costs. For the three months ended March 31, 2018, other income was primarily attributable to proceeds received from insurance carriers for reimbursement of environmental costs and proceeds received from a legal settlement.

Interest expense was $5.9 million for the three months ended March 31, 2019, as compared to $5.1 million for the three months ended March 31, 2018. The increase was due to higher average borrowings outstanding and an increase in average interest rates on borrowings outstanding for the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

For the three months ended March 31, 2019 and 2018, FFO was $17.8 million. For the three months ended March 31, 2019, AFFO increased by $0.7 million to $17.5 million, as compared to $16.8 million for the prior period. FFO for the three months ended March 31, 2019, was impacted by the changes in net earnings but excludes a $2.0 million decrease in impairment charges, a $0.7 million decrease in gains on dispositions of real estate and a $0.5 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended March 31, 2019, also excludes a $0.1 million decrease in legal settlements and judgements, and a $0.4 million decrease in Revenue Recognition Adjustments.

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

Our cash flow activities for the three months ended March 31, 2019 and 2018, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Net cash flow provided by operating activities	$14,655	$17,299
Net cash flow provided by investing activities	2,326	1,479
Net cash flow (used in) financing activities	$(44,639)	$(20,464)

Operating Activities

Net cash flow from operating activities decreased by $2.6 million for the three months ended March 31, 2019, to $14.7 million, as compared to $17.3 million for the three months ended March 31, 2018. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the three months ended March 31, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on the consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow provided by investing activities increased by $0.8 million for the three months ended March 31, 2019, to $2.3 million, as compared to $1.5 million for the three months ended March 31, 2018. The increase in net cash flow provided by investing activities for the three months ended March 31, 2019, was primarily due to an increase of $0.8 million in net collection of notes and mortgages receivables and a $0.2 million decrease in deposits on property acquisitions, partially offset by a $0.5 million decrease in proceeds from dispositions of real estate.

Financing Activities

Net cash flow used in financing activities increased by $24.1 million for the three months ended March 31, 2019, to $44.6 million, as compared to $20.5 million for the three months ended March 31, 2018. The increase in net cash flow used in financing activities was primarily due to an increase in net repayments under the Restated Credit Agreement (as defined below) of $25.0 million and an increase in dividends paid of $1.6 million, partially offset by a decrease of $2.8 million in debt issuance costs.

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

ATM Program

In March 2018, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

During the three months ended March 31, 2019 and 2018, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

There were no property acquisitions during the three months ended March 31, 2019 and 2018. For additional information regarding our property acquisitions, see Note 11.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the three months ended March 31, 2019, we spent $0.2 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2019, we have a remaining commitment to fund up to $7.5 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2019, were $14.5 million, or $0.35 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2018. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2019, we had accrued a total of $59.3 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.0 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.5 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.5 million and $0.7 million of net accretion expense was recorded for the three months ended March 31, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2019 and 2018, we recorded credits to environmental expenses aggregating $0.3 million and $0.5 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2019 and 2018, we increased the carrying values of certain of our properties by $0.8 million and $1.1 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2019 and 2018, was $1.0 million. Capitalized asset retirement costs were $45.6 million (consisting of $20.7 million of known environmental liabilities and $24.9 million of reserves for future environmental liabilities) as of March 31, 2019, and $45.7 million (consisting of $20.4 million of known environmental liabilities and $25.3 million of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $0.7 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2019 and December 31, 2018, we had accrued $12.2 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement consists of a $250.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in March 2023. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of March 31, 2019, were $90.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $90.0 million as of March 31, 2019, an increase in market interest rates of 1.0% for 2019 would decrease our 2019 net income and cash flows by $0.7 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $90.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2019 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2019, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

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

Date: May 1, 2019

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)