Form 10-Q
period 2019-06-30
GETTY REALTY CORP /MD/
filed 2019-07-25
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	GTY	New York Stock Exchange

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

The registrant had outstanding 41,120,045 shares of common stock as of July 25, 2019.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2019	December 31, 2018
ASSETS
Real estate:
Land	$651,517	$631,185
Buildings and improvements	413,505	409,753
Construction in progress	2,264	2,168
	1,067,286	1,043,106
Less accumulated depreciation and amortization	(158,672)	(150,691)
Real estate, net	908,614	892,415
Investment in direct financing leases, net	84,197	85,892
Notes and mortgages receivable	32,154	33,519
Cash and cash equivalents	25,563	46,892
Restricted cash	1,942	1,850
Deferred rent receivable	39,506	37,722
Accounts receivable, net of allowance of $1,688 and $2,094, respectively	2,548	3,008
Right-of-use assets - operating	23,871	—
Right-of-use assets - finance	1,099	—
Prepaid expenses and other assets	57,856	57,877
Total assets	$1,177,350	$1,159,175
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement, net	$112,640	$117,227
Senior unsecured notes, net	324,466	324,409
Environmental remediation obligations	58,760	59,821
Dividends payable	14,628	14,495
Lease liability - operating	24,463	—
Lease liability - finance	4,474	—
Accounts payable and accrued liabilities	53,408	62,059
Total liabilities	592,839	578,011
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,108,192 and 40,854,491 shares issued and outstanding, respectively	411	409
Additional paid-in capital	646,581	638,178
Dividends paid in excess of earnings	(62,481)	(57,423)
Total stockholders’ equity	584,511	581,164
Total liabilities and stockholders’ equity	$1,177,350	$1,159,175

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Revenues from rental properties	$33,560	$33,483	$66,847	$64,836
Interest on notes and mortgages receivable	728	759	1,490	1,522
Total revenues	34,288	34,242	68,337	66,358
Operating expenses:
Property costs	5,643	6,429	11,138	11,363
Impairments	701	1,160	1,472	3,977
Environmental	855	1,396	1,758	2,384
General and administrative	3,798	3,855	7,775	7,442
Allowance for doubtful accounts	(113)	(119)	(28)	7
Depreciation and amortization	6,151	5,907	12,250	11,501
Total operating expenses	17,035	18,628	34,365	36,674

Gain (loss) on dispositions of real estate	427	3,016	376	3,665

Operating income	17,680	18,630	34,348	33,349

Other income (expense), net	1,504	224	1,709	588
Interest expense	(5,986)	(5,314)	(11,932)	(10,365)
Net earnings	$13,198	$13,540	$24,125	$23,572

Basic earnings per common share:
Net earnings	$0.32	$0.33	$0.58	$0.58

Diluted earnings per common share:
Net earnings	$0.32	$0.33	$0.58	$0.58

Weighted average common shares outstanding:
Basic	41,024	39,901	40,949	39,806
Diluted	41,049	39,914	40,968	39,817

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$24,125	$23,572
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	12,250	11,501
Impairment charges	1,472	3,977
(Gain) loss on dispositions of real estate	(376)	(3,665)
Deferred rent receivable	(1,785)	(2,243)
Allowance for doubtful accounts	(28)	7
Amortization of above-market and below-market leases	(342)	(359)
Amortization of debt issuance costs	470	403
Accretion expense	1,032	1,308
Stock-based compensation	1,139	848
Changes in assets and liabilities:
Accounts receivable	219	94
Prepaid expenses and other assets	(612)	(139)
Environmental remediation obligations	(4,431)	(5,153)
Accounts payable and accrued liabilities	(1,573)	599
Net cash flow provided by operating activities	31,560	30,750
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(29,700)	(55,308)
Capital expenditures	—	(68)
Addition to construction in progress	(430)	(1,092)
Proceeds from dispositions of real estate	592	1,576
Deposits for property acquisitions	27	(280)
Amortization of investment in direct financing leases	1,695	1,448
(Issuance) of notes and mortgages receivable	(470)	(140)
Collection of notes and mortgages receivable	2,803	1,577
Net cash flow (used in) investing activities	(25,483)	(52,287)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	35,000	50,000
Repayments under credit agreement	(40,000)	(115,000)
Proceeds from senior unsecured notes	—	100,000
Payment of debt issuance costs	—	(3,347)
Payment of finance lease obligations	(259)	(225)
Security deposits received (refunded)	(271)	(50)
Payments of cash dividends	(28,332)	(24,981)
Payments in settlement of restricted stock units	(115)	—
Proceeds from issuance of common stock, net - ATM	6,663	13,714
Net cash flow (used in) provided by financing activities	(27,314)	20,111
Change in cash, cash equivalents and restricted cash	(21,237)	(1,426)
Cash, cash equivalents and restricted cash at beginning of period	48,742	20,813
Cash, cash equivalents and restricted cash at end of period	$27,505	$19,387
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$11,575	$9,911
Income taxes	247	246
Environmental remediation obligations	3,872	4,545
Non-cash transactions:
Dividends declared but not yet paid	14,628	13,025
Issuance of notes and mortgages receivable related to property dispositions	$926	$3,313

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of June 30, 2019, we owned 862 properties and leased 71 properties from third-party landlords. These 933 properties are located in 31 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. In addition, we lease approximately 8,900 square feet of office space, which is used for our corporate headquarters. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and six months ended June 30, 2019 and 2018.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three and six months ended June 30, 2019 and 2018.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of June 30, 2019.

Lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. We review our accounts receivable, including its deferred rent receivable, related to base rents, straight-line rents, tenant reimbursements and other revenues for collectability. Our evaluation of collectability primarily consists of reviewing past due account balances and considers such factors as the credit quality of our tenant, historical trends of the tenant, changes in tenant payment terms and current economic trends. In addition, with respect to tenants in bankruptcy, we estimate the probable recovery through bankruptcy claims. If a tenant’s accounts receivable balance is considered uncollectable, we will write off the related receivable balances and cease to recognize lease income, including straight-line rent unless cash is received. If the collectability assessment subsequently changes to probable, any difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date, is recognized as a current-period adjustment to revenues from rental properties. Our reported net earnings are directly affected by our estimate of the collectability of our accounts receivable.

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

We recorded impairment charges aggregating $701,000 and $1,472,000 for the three and six months ended June 30, 2019, respectively, and $1,160,000 and $3,977,000 for the three and six months ended June 30, 2018, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $58,000 of the $1,472,000 in impairments recognized during the six months ended June 30, 2019) and (ii) discounted cash flow models (this method was used to determine that there were no impairments during the six months ended June 30, 2019). During the six months ended June 30, 2019, we recorded $1,414,000 of the $1,472,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the six months ended June 30, 2019 and 2018, impairment charges aggregating $361,000 and $718,000, respectively, were related to properties that were previously disposed of by us.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods in their financial statements in the year of adoption. In December 2018, the FASB issued ASU 2018-20, which clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. We elected the package of practical expedients and the lease and non-lease component practical expedient. We elected to apply the transition requirements at the January 1, 2019, effective date rather than at the beginning of the earliest comparative period presented. The consolidated financial statements for the quarter ended June 30, 2019, are presented under the new standard, while the comparative period presented was not adjusted and continues to be reported in accordance with our historical accounting policy. For additional information regarding the new lease accounting standard, see Note 3 – Leases.

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

NOTE 3. — LEASES

As of June 30, 2019, we owned 862 properties and leased 71 properties from third-party landlords. These 933 properties are located in 31 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

We adopted ASU 2016-02 as of January 1, 2019. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02, lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance.

For leases in which we are the lessor, we are (i) retaining classification of our historical leases as we are not required to reassess classification upon adoption of the new standard, (ii) expensing indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregating revenue from our lease components and non-lease components (comprised of tenant reimbursements) into revenue from rental properties. We reclassified prior periods for these changes in presentation.

Revenues from rental properties were $33,560,000 and $66,847,000 for the three and six months ended June 30, 2019, respectively, and $33,483,000 and $64,836,000 for the three and six months ended June 30, 2018, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $29,378,000 and $58,586,000 for the three and six months ended June 30, 2019, respectively, and $28,424,000 and $55,927,000 for the three and six months ended June 30, 2018, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties were $235,000 and $614,000 for the three and six months ended June 30, 2019, respectively, and $598,000 and $1,380,000 for the three and six months ended June 30, 2018, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3,947,000 and $7,647,000 for the three and six months ended June 30, 2019, respectively, and $4,461,000 and $7,529,000 for the three and six months ended June 30, 2018, respectively.

We incurred $93,000 and $228,000 of lease origination costs for the six months ended June 30, 2019 and 2018, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $84,197,000 investment in direct financing leases as of June 30, 2019, are lease payments receivable of $132,868,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $62,599,000. The components of the $85,892,000 investment in direct financing leases as of December 31, 2018, are lease payments receivable of $139,276,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $67,312,000.

As of June 30, 2019, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2019	$52,524	$6,456
2020	104,903	13,156
2021	101,933	13,339
2022	101,571	13,420
2023	101,634	13,467
Thereafter	702,108	73,030
Total	$1,164,673	$132,868

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

The following presents the lease-related assets and liabilities (in thousands):

June 30, 2019
Assets
Right-of-use assets - operating	$23,871
Right-of-use assets - finance	1,099
Total lease assets	$24,970
Liabilities
Lease liability - operating	$24,463
Lease liability - finance	4,474
Total lease liabilities	$28,937

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	4.3
Finance leases	11.9
Weighted-average discount rate
Operating leases (1)	5.30%
Finance leases	17.06%
(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,141	$2,279
Finance lease cost
Amortization of leased assets	133	259
Interest on lease liabilities	206	416
Short-term lease cost	33	90
Total lease cost	$1,513	$3,044

The following presents supplemental cash flow information related to our leases (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,134	$2,303
Operating cash flows for finance leases	206	416
Financing cash flows for finance leases	$133	$259

As of June 30, 2019, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2019	$2,214	$740
2020	4,209	1,446
2021	3,797	1,288
2022	3,055	1,022
2023	2,934	846
Thereafter	16,111	3,199
Total lease payments	32,320	8,541
Less: amount representing interest	(7,857)	(4,067)
Present value of lease payments	$24,463	$4,474

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum annual rentals payable under such leases, excluding renewal options, as of December 31, 2018, would have been as follows: 2019 – $6,016,000, 2020 – $5,284,000, 2021 – $4,371,000, 2022 – $2,766,000, 2023 – $2,021,000 and $2,754,000 thereafter.

Major Tenants

As of June 30, 2019, we had three significant tenants by revenue:

•

We leased 155 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 18% of our total revenues for the six months ended June 30, 2019 and 2018. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% of our total revenues for the six months ended June 30, 2019 and 2018.

•

We leased 75 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% of our total revenues for the six months ended June 30, 2019 and 2018. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012, leasing substantially all of our properties acquired or leased prior to 1997 under a master lease. Our master lease with Marketing was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of June 30, 2019, 369 of the properties we own or lease were previously leased to Marketing, of which 326 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 30 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of June 30, 2019, we have a remaining commitment to fund up to $7,351,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2019, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,643,000 (net of accumulated amortization of $1,362,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2019 and December 31, 2018, we had accrued $11,950,000 and $12,231,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP, alleging various theories of liability due to contamination of groundwater with MTBE involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of June 30, 2019, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of June 30, 2019, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement, Third Restated Prudential Note Purchase Agreement and MetLife Note Purchase Agreement (as defined below) are as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2019	December 31, 2018
Unsecured Revolving Credit Facility	March 2022	3.89%	$65,000	$70,000
Unsecured Term Loan	March 2023	3.85%	50,000	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Total debt			440,000	445,000
Unamortized debt issuance costs, net			(2,894)	(3,364)
Total debt, net			$437,106	$441,636

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

As of June 30, 2019, we are in compliance with all of the material terms of the Restated Credit Agreement, the Third Restated Prudential Note Purchase Agreement and the MetLife Note Purchase Agreement, including the various financial covenants described herein.

Debt Maturities

As of June 30, 2019, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2019	$—	$—	$—	$—
2020	—	—	—	—
2021	—	—	100,000	100,000
2022 (1)	65,000	—	—	65,000
2023	—	50,000	75,000	125,000
Thereafter	—	—	150,000	150,000
Total	$65,000	$50,000	$325,000	$440,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2019, we had accrued a total of $58,760,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $13,219,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,541,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59,821,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $14,477,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,344,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,032,000 and $1,308,000 of net accretion expense was recorded for the six months ended June 30, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2019 and 2018, we recorded credits to environmental expenses aggregating $559,000 and $608,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the six months ended June 30, 2019 and 2018, changes in environmental estimates aggregating, $175,000 and $305,000, respectively, were related to properties that were previously disposed of by us.

During the six months ended June 30, 2019 and 2018, we increased the carrying values of certain of our properties by $2,334,000 and $2,116,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the six months ended June 30, 2019 and 2018, was $2,078,000 and $2,099,000, respectively. Capitalized asset retirement costs were $46,189,000 (consisting of $21,465,000 of known environmental liabilities and $24,724,000 of reserves for future environmental liabilities) as of June 30, 2019, and $45,659,000 (consisting of $20,348,000 of known environmental liabilities and $25,311,000 of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $1,429,000 and $1,817,000 for the six months ended June 30, 2019 and 2018, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2019	40,883	$409	$638,877	$(61,051)	$578,235
Net earnings				13,198	13,198
Dividends declared — $0.35 per share				(14,628)	(14,628)
Shares issued pursuant to ATM Program, net	213	2	6,678	—	6,680
Shares issued pursuant to dividend reinvestment	12	—	361	—	361
Stock-based compensation/settlements	—	—	665	—	665
BALANCE, JUNE 30, 2019	41,108	$411	$646,581	$(62,481)	$584,511

BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				24,125	24,125
Dividends declared — $0.70 per share				(29,183)	(29,183)
Shares issued pursuant to ATM Program, net	213	2	6,661	—	6,663
Shares issued pursuant to dividend reinvestment	24	—	718	—	718
Stock-based compensation/settlements	16	—	1,024	—	1,024
BALANCE, JUNE 30, 2019	41,108	$411	$646,581	$(62,481)	$584,511

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2018	39,710	$397	$605,553	$(54,432)	$551,518
Net earnings				13,540	13,540
Dividends declared — $0.32 per share				(13,025)	(13,025)
Shares issued pursuant to ATM Program, net	537	6	13,791	—	13,797
Shares issued pursuant to dividend reinvestment	15	—	376	—	376
Stock-based compensation/settlements	—	—	463	—	463
BALANCE, JUNE 30, 2018	40,262	$403	$620,183	$(53,917)	$566,669

BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				23,572	23,572
Dividends declared — $0.64 per share				(25,915)	(25,915)
Shares issued pursuant to ATM Program, net	537	6	13,708	—	13,714
Shares issued pursuant to dividend reinvestment	29	—	755	—	755
Stock-based compensation/settlements	—	—	848	—	848
BALANCE, JUNE 30, 2018	40,262	$403	$620,183	$(53,917)	$566,669

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

During the three and six months ended June 30, 2019, we issued a total of 213,000 shares of common stock and received net proceeds of $6,663,000 under the ATM Program. During the three and six months ended June 30, 2018, we issued a total of 537,000 shares of common stock and received net proceeds of $13,714,000 under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the six months ended June 30, 2019, we paid regular quarterly dividends of $29,050,000 or $0.70 per share. For the six months ended June 30, 2018, we paid regular quarterly dividends of $25,736,000 or $0.64 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the six months ended June 30, 2019 and 2018, we issued 23,571 and 28,884 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $718,000 and $755,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,139,000 and $848,000 for the six months ended June 30, 2019 and 2018, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of June 30, 2019 and 2018.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$13,198	$13,540	$24,125	$23,572
Less earnings attributable to RSUs outstanding	(246)	(191)	(491)	(365)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	12,952	13,349	23,634	23,207
Weighted average common shares outstanding:
Basic	41,024	39,901	40,949	39,806
Incremental shares from stock-based compensation	25	13	19	11
Diluted	41,049	39,914	40,968	39,817
Basic earnings per common share	$0.32	$0.33	$0.58	$0.58
Diluted earnings per common share	$0.32	$0.33	$0.58	$0.58

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of June 30, 2019 and December 31, 2018, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of June 30, 2019 and December 31, 2018, the fair value of the borrowings under senior unsecured notes was $346,900,000 and $335,600,000, respectively. The fair value of the borrowings outstanding as of June 30, 2019 and December 31, 2018, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of June 30, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$687	$—	$—	$687
Liabilities:
Deferred compensation	$—	$687	$—	$687

The following summarizes as of December 31, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$534	$—	$—	$534
Liabilities:
Deferred compensation	$—	$534	$—	$534

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2019 and December 31, 2018, of $550,000 and $3,096,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2019, there were no properties that met the criteria to be classified as held for sale.

During the six months ended June 30, 2019, we disposed of six properties, in separate transactions, which resulted in an aggregate gain of $426,000, included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from a property condemnation resulting in a loss of $50,000, included in gain on dispositions of real estate on our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

On June 17, 2019, we acquired fee simple interests in six convenience store and gasoline station properties for $24,724,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with two ten-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located within the metropolitan market of Los Angeles in the state of California. We accounted for the acquisition as an asset acquisition. We estimated the fair value of acquired tangible assets

(consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $18,086,000 of the purchase price to land, $4,789,000 to buildings and improvements and $1,849,000 to in-place leases.

During the six months ended June 30, 2019, we also acquired fee simple interests in three convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $4,976,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $3,075,000 of the purchase price to land, $1,813,000 to buildings and improvements and $88,000 to in-place leases.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2019, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from June 30, 2019, through the date the financial statements were issued.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of June 30, 2019, we owned 862 properties and leased 71 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2018, and “Environmental Matters” below.

Our Properties

Net Lease. As of June 30, 2019, we leased 918 of our properties to tenants under triple-net leases.

Our net lease properties include 813 properties leased under 27 separate unitary or master triple-net leases and 105 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of June 30, 2019, we were actively redeveloping seven of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of June 30, 2019, eight of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the six months ended June 30, 2019, we acquired fee simple interests in nine convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $29.7 million. During the six months ended June 30, 2018, we acquired fee simple interests in 32 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $55.3 million.

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

For the six months ended June 30, 2019, rent commenced on one completed redevelopment project that was placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed ten redevelopment projects.

For the six months ended June 30, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. During the six months ended June 30, 2019, we transferred $0.3 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of June 30, 2019, we were actively redeveloping seven of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the seven properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of June 30, 2019, we have signed leases on six properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $0.7 million and $1.5 million for the three and six months ended June 30, 2019, respectively, and $1.2 million and $4.0 million for the three and six months ended June 30, 2018, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net earnings	$13,198	$13,540	$24,125	$23,572
Depreciation and amortization of real estate assets	6,151	5,907	12,250	11,501
(Gain) loss on dispositions of real estate	(427)	(3,016)	(376)	(3,665)
Impairments	701	1,160	1,472	3,977
Funds from operations	19,623	17,591	37,471	35,385
Revenue recognition adjustments	(235)	(598)	(614)	(1,380)
Changes in environmental estimates	(218)	(96)	(559)	(608)
Accretion expense	494	616	1,032	1,308
Environmental litigation accruals	(18)	—	27	—
Insurance reimbursements	(79)	(94)	(270)	(309)
Legal settlements and judgments	(1,422)	—	(1,422)	(147)
Adjusted funds from operations	$18,145	$17,419	$35,665	$34,249
Basic per share amounts:
Earnings per share	$0.32	$0.33	$0.58	$0.58
Funds from operations per share	0.47	0.43	0.90	0.88
Adjusted funds from operations per share	$0.43	$0.43	$0.86	$0.85
Diluted per share amounts:
Earnings per share	$0.32	$0.33	$0.58	$0.58
Funds from operations per share	0.47	0.43	0.90	0.88
Adjusted funds from operations per share	$0.43	$0.43	$0.86	$0.85
Weighted average common shares outstanding:
Basic	41,024	39,901	40,949	39,806
Diluted	41,049	39,914	40,968	39,817

Results of Operations

Three months ended June 30, 2019, compared to the three months ended June 30, 2018

Revenues from rental properties increased by $0.1 million to $33.6 million for the three months ended June 30, 2019, as compared to $33.5 million for the three months ended June 30, 2018. The increase in revenues from rental properties was primarily due to $0.4 million of revenue from properties acquired in 2018, along with contractual rent increases. Rental income contractually due from our tenants included in revenues from rental properties was $29.4 million for the three months ended June 30, 2019, as compared to $28.4 million for the three months ended June 30, 2018. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3.9 million and $4.5 million for the three months ended June 30, 2019 and 2018, respectively. Interest income on notes and mortgages receivable was $0.7 million for the three months ended June 30, 2019, as compared to $0.8 million for the three months ended June 30, 2018.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $0.2 million and $0.6 million for the three months ended June 30, 2019 and 2018, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $5.6 million for the three months ended June 30, 2019, as compared to $6.4 million for the three months ended June 30, 2018. The decrease in property costs for the three months ended June 30, 2019, was principally due to a decrease in reimbursable and non-reimbursable real estate taxes.

Impairment charges were $0.7 million for the three months ended June 30, 2019, as compared to $1.2 million for the three months ended June 30, 2018. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended June 30, 2019 and 2018, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the three months ended June 30, 2019, decreased by $0.5 million to $0.9 million, as compared to $1.4 million for the three months ended June 30, 2018. The decrease in environmental expenses for the three months ended June 30, 2019, was principally due to decreases in environmental estimates, accretion and environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $3.8 million for the three months ended June 30, 2019, as compared to $3.9 million for the three months ended June 30, 2018. The decrease in general and administrative expense for the three months ended June 30, 2019, was principally due to decreases in legal and other professional fees and public company expenses partially offset by an increase in employee-related expenses.

Depreciation and amortization expense was $6.2 million for the three months ended June 30, 2019, as compared to $5.9 million for the three months ended June 30, 2018. The increase in depreciation and amortization expense for the three months ended June 30, 2019, was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $1.5 million for the three months ended June 30, 2019, as compared to $0.2 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, other income was primarily attributable to $1.4 million received from a legal settlement. For the three months ended June 30, 2018, other income was primarily attributable to $0.1 million received from the sale of air emission rights and $0.1 million received from insurance carriers for reimbursement of environmental costs.

Interest expense was $6.0 million for the three months ended June 30, 2019, as compared to $5.3 million for the three months ended June 30, 2018. The increase was due to higher average borrowings outstanding and an increase in average interest rates on borrowings outstanding for the three months ended June 30, 2019, as compared to the three months ended June 30, 2018.

For the three months ended June 30, 2019, FFO increased by $2.0 million to $19.6 million, as compared to $17.6 million for the three months ended June 30, 2018. For the three months ended June 30, 2019, AFFO increased by $0.7 million to $18.1 million, as compared to $17.4 million for the prior period. FFO for the three months ended June 30, 2019, was impacted by the changes in net earnings but excludes a $0.5 million decrease in impairment charges, a $2.6 million decrease in gains on dispositions of real estate and a $0.3 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended June 30, 2019, also excludes a $1.4 million increase in legal settlements and judgements, and a $0.4 million decrease in Revenue Recognition Adjustments.

Six months ended June 30, 2019, compared to the six months ended June 30, 2018

Revenues from rental properties increased by $2.0 million to $66.8 million for the six months ended June 30, 2019, as compared to $64.8 million for the six months ended June 30, 2018. The increase in revenues from rental properties was primarily due to $0.9 million of revenue from properties acquired in 2018, along with contractual rent increases. Rental income contractually due from our tenants included in revenues from rental properties was $58.6 million for the six months ended June 30, 2019, as compared to $55.9 million for the six months ended June 30, 2018. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $7.6 million and $7.5 million for the six months ended June 30, 2019 and 2018, respectively. Interest income on notes and mortgages receivable was $1.5 million for the six months ended June 30, 2019 and 2018.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $0.6 million and $1.4 million for the six months ended June 30, 2019 and 2018, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $11.1 million for the six months ended June 30, 2019, as compared to $11.4 million for the six months ended June 30, 2018. The decrease in property costs for the six months ended June 30, 2019, was principally due to a decrease in rent expense and non-reimbursable real estate taxes partially offset by an increase in professional fees related to property redevelopments.

Impairment charges were $1.5 million for the six months ended June 30, 2019, as compared to $4.0 million for the six months ended June 30, 2018. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the six months ended June 30, 2019 and 2018, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the six months ended June 30, 2019, decreased by $0.6 million to $1.8 million, as compared to $2.4 million for the six months ended June 30, 2018. The decrease in environmental expenses for the six months ended June 30, 2019, was principally due to a decrease in accretion and environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $7.8 million for the six months ended June 30, 2019, as compared to $7.4 million for the six months ended June 30, 2018. The increase in general and administrative expense for the six months ended June 30, 2019, was principally due to $0.3 million of non-recurring employee related expenses attributable to retirement costs.

Depreciation and amortization expense was $12.3 million for the six months ended June 30, 2019, as compared to $11.5 million for the six months ended June 30, 2018. The increase in depreciation and amortization expense for the six months ended June 30, 2019, was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $1.7 million for the six months ended June 30, 2019, as compared to $0.6 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, other income was primarily attributable to $1.4 million received from a legal settlement and $0.3 million received from insurance carriers for reimbursement of environmental costs. For the six months ended June 30, 2018, other income was primarily attributable to $0.3 million received from insurance carriers for reimbursement of environmental costs, $0.1 million received from the sale of air emission rights and $0.1 million received from a legal settlement.

Interest expense was $11.9 million for the six months ended June 30, 2019, as compared to $10.4 million for the six months ended June 30, 2018. The increase was due to higher average borrowings outstanding and an increase in average interest rates on borrowings outstanding for the six months ended June 30, 2019, as compared to the six months ended June 30, 2018.

For the six months ended June 30, 2019, FFO increased by $2.1 million to $37.5 million as compared to $35.4 million for the prior period. For the six months ended June 30, 2019, AFFO increased by $1.5 million to $35.7 million, as compared to $34.2 million for the prior period. FFO for the six months ended June 30, 2019, was impacted by the changes in net earnings but excludes a $2.5 million decrease in impairment charges, a $3.3 million decrease in gains on dispositions of real estate and a $0.8 million increase in depreciation and amortization expense. The increase in AFFO for the six months ended June 30, 2019, also excludes a $1.3 million increase in legal settlements and judgements, and a $0.8 million decrease in Revenue Recognition Adjustments.

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

Our cash flow activities for the six months ended June 30, 2019 and 2018, are summarized as follows (in thousands):

	Six Months Ended June 30,
	2019	2018
Net cash flow provided by operating activities	$31,560	$30,750
Net cash flow (used in) investing activities	(25,483)	(52,287)
Net cash flow (used in) provided by financing activities	$(27,314)	$20,111

Operating Activities

Net cash flow from operating activities increased by $0.8 million for the six months ended June 30, 2019, to $31.6 million, as compared to $30.8 million for the six months ended June 30, 2018. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the six months ended June 30, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on the consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $26.8 million for the six months ended June 30, 2019, to $25.5 million, as compared to $52.3 million for the six months ended June 30, 2018. The decrease in net cash flow used in investing activities for the six months ended June 30, 2019, was primarily due to a decrease of $25.6 million for property acquisitions, a decrease of $0.7 million in construction in progress additions, an increase of $1.2 million in collection of notes and mortgages receivables and a $0.3 million increase in deposits on property acquisitions, partially offset by a $1.0 million decrease in proceeds from dispositions of real estate.

Financing Activities

Net cash flow used in financing activities increased by $47.4 million for the six months ended June 30, 2019, to a use of $27.3 million, as compared to funds provided of $20.1 million for the six months ended June 30, 2018. The increase in net cash flow used in financing activities was primarily due to a decrease in net borrowings under senior unsecured notes of $100.0 million, a $7.0 million decrease in proceeds under the ATM Program, and an increase in dividends paid of $3.3 million, partially offset by a decrease in net repayments under the Restated Credit Agreement (as defined below) of $60.0 million, and a decrease of $3.3 million in debt issuance costs.

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

During the three and six months ended June 30, 2019, we issued a total of 213,000 shares of common stock and received net proceeds of $6.7 million under the ATM Program. During the three and six months ended June 30, 2018, we issued a total of 537,000 shares of common stock and received net proceeds of $13.7 million under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the six months ended June 30, 2019, we acquired fee simple interests in nine convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $29.7 million. During the six months ended June 30, 2018, we acquired fee simple interests in 32 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $55.3 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the six months ended June 30, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of June 30, 2019, we have a remaining commitment to fund up to $7.4 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the six months ended June 30, 2019, were $29.1 million, or $0.70 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2019, we had accrued a total of $58.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $13.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.6 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.5 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.0 million and $1.3 million of net accretion expense was recorded for the six months ended June 30, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2019 and 2018, we recorded credits to environmental expenses aggregating $0.6 million, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the six months ended June 30, 2019 and 2018, we increased the carrying values of certain of our properties by $2.3 million and $2.1 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the six months ended June 30, 2019 and 2018, was $2.1 million. Capitalized asset retirement costs were $46.2 million (consisting of $21.5 million of known environmental liabilities and $24.7 million of reserves for future environmental liabilities) as of June 30, 2019, and $45.7 million (consisting of $20.4 million of known environmental liabilities and $25.3 million of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $1.4 million and $1.8 million for the six months ended June 30, 2019 and 2018, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2019 and December 31, 2018, we had accrued $12.0 million and $12.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement consists of a $250.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022 and a $50.0 million unsecured term loan (the “Term Loan”), which is scheduled to mature in March 2023. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility and/or Term Loan to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan bears interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%. The Term Loan does not provide for scheduled reductions in the principal balance prior to its maturity. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of June 30, 2019, were $115.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $115.0 million as of June 30, 2019, an increase in market interest rates of 1.0% for 2019 would decrease our 2019 net income and cash flows by $0.6 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $115.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2019 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2019, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2018, other than the following:

Lukoil Americas Case

In March 2016, we filed a civil lawsuit in the New York State Supreme Court, New York County, against Lukoil Americas Corporation and certain of its current or former executives, seeking recovery of environmental remediation costs that we either have incurred, or expect to incur, at properties previously leased to Marketing pursuant to a master lease. The lawsuit alleges various theories of liability, including claims based on environmental liability statutes in effect in the states in which the properties are located, as well as a breach of contract claim seeking to pierce Marketing’s corporate veil. In August 2017, the court denied a motion by Lukoil Americas Corporation to dismiss our statutory environmental claims but granted a motion to dismiss our breach of contract claim. In the fall of 2018, we appealed the dismissal of our breach of contract claim, and the defendants cross-appealed the denial of their motion to dismiss our statutory claims. Further trial court litigation was stayed pending completion of a court-ordered mediation, which began in 2018 and which is presently inactive. On March 19, 2019, the appellate court granted our appeal and rejected the defendants’ cross-appeal, thereby reinstating our breach of contract claim and confirming that our statutory environmental claims may move forward. The case is currently in the early stages of discovery, and it is not yet possible to predict or estimate the potential recovery, if any, of this case.

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 25, 2019

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)