Form 10-Q
period 2019-09-30
GETTY REALTY CORP /MD/
filed 2019-10-25
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

The registrant had outstanding 41,201,446 shares of common stock as of October 24, 2019.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2019	December 31, 2018
ASSETS
Real estate:
Land	$656,496	$631,185
Buildings and improvements	421,514	409,753
Construction in progress	2,144	2,168
	1,080,154	1,043,106
Less accumulated depreciation and amortization	(163,877)	(150,691)
Real estate, net	916,277	892,415
Investment in direct financing leases, net	83,305	85,892
Notes and mortgages receivable	30,747	33,519
Cash and cash equivalents	35,639	46,892
Restricted cash	1,942	1,850
Deferred rent receivable	40,355	37,722
Accounts receivable, net of allowance of $1,790 and $2,094, respectively	2,879	3,008
Right-of-use assets - operating	22,724	—
Right-of-use assets - finance	1,043	—
Prepaid expenses and other assets, net	58,653	60,650
Total assets	$1,193,564	$1,161,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement, net	$—	$120,000
Senior unsecured notes, net	449,024	324,409
Environmental remediation obligations	58,849	59,821
Dividends payable	14,662	14,495
Lease liability - operating	23,351	—
Lease liability - finance	4,335	—
Accounts payable and accrued liabilities	58,422	62,059
Total liabilities	608,643	580,784
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,189,974 and 40,854,491 shares issued and outstanding, respectively	412	409
Additional paid-in capital	649,762	638,178
Dividends paid in excess of earnings	(65,253)	(57,423)
Total stockholders’ equity	584,921	581,164
Total liabilities and stockholders’ equity	$1,193,564	$1,161,948

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Revenues from rental properties	$35,692	$33,902	$102,539	$98,738
Interest on notes and mortgages receivable	736	793	2,226	2,314
Total revenues	36,428	34,695	104,765	101,052
Operating expenses:
Property costs	7,251	5,593	18,389	16,955
Impairments	928	832	2,400	4,808
Environmental	5,685	1,178	7,443	3,563
General and administrative	3,641	3,556	11,416	10,998
Allowance for doubtful accounts	102	357	74	364
Depreciation and amortization	6,321	6,068	18,571	17,569
Total operating expenses	23,928	17,584	58,293	54,257

Gain (loss) on dispositions of real estate	—	(29)	376	3,636

Operating income	12,500	17,082	46,848	50,431

Other income (expense), net	5,637	(78)	7,346	510
Interest expense	(6,247)	(6,060)	(18,179)	(16,425)
Net earnings	$11,890	$10,944	$36,015	$34,516

Basic earnings per common share:
Net earnings	$0.28	$0.27	$0.86	$0.85

Diluted earnings per common share:
Net earnings	$0.28	$0.27	$0.86	$0.85

Weighted average common shares outstanding:
Basic	41,139	40,430	41,013	40,016
Diluted	41,176	40,455	41,043	40,031

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$36,015	$34,516
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	18,571	17,569
Impairment charges	2,400	4,808
(Gain) loss on dispositions of real estate	(376)	(3,636)
Deferred rent receivable	(2,634)	(3,214)
Allowance for doubtful accounts	74	364
Amortization of above-market and below-market leases	(494)	(624)
Amortization of investment in direct financing leases	2,587	2,210
Amortization of debt issuance costs	710	636
Accretion expense	1,507	1,837
Stock-based compensation	1,803	1,309
Changes in assets and liabilities:
Accounts receivable	(337)	(392)
Prepaid expenses and other assets	(299)	(383)
Environmental remediation obligations	(6,135)	(7,516)
Accounts payable and accrued liabilities	4,602	1,213
Net cash flow provided by operating activities	57,994	48,697
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(43,324)	(74,714)
Capital expenditures	(13)	(878)
Addition to construction in progress	(358)	(2,050)
Proceeds from dispositions of real estate	592	1,641
Deposits for property acquisitions	305	(300)
(Issuance) of notes and mortgages receivable	(464)	(242)
Collection of notes and mortgages receivable	4,226	2,855
Net cash flow (used in) investing activities	(39,036)	(73,688)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	35,000	70,000
Repayments under credit agreement	(155,000)	(125,000)
Proceeds from senior unsecured notes	125,000	100,000
Payment of debt issuance costs	(556)	(3,393)
Payment of finance lease obligations	(398)	(344)
Security deposits received (refunded)	(271)	(51)
Payments of cash dividends	(42,596)	(37,681)
Payments in settlement of restricted stock units	(115)	—
Proceeds from issuance of common stock, net - ATM	8,817	20,652
Net cash flow (used in) provided by financing activities	(30,119)	24,183
Change in cash, cash equivalents and restricted cash	(11,161)	(808)
Cash, cash equivalents and restricted cash at beginning of period	48,742	20,813
Cash, cash equivalents and restricted cash at end of period	$37,581	$20,005
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,369	$15,360
Income taxes	273	224
Environmental remediation obligations	5,280	6,836
Non-cash transactions:
Dividends declared but not yet paid	14,662	13,145
Issuance of notes and mortgages receivable related to property dispositions	$926	$3,313

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2019, we owned 867 properties and leased 69 properties from third-party landlords. These 936 properties are located in 33 states across the United States and Washington, D.C. Our properties are operated under a variety of nationally recognized brands including 76, BP, Citgo, Conoco, Exxon, Getty, Gulf, Mobil, Shell, Sunoco and Valero. In addition, we lease approximately 8,900 square feet of office space, which is used for our corporate headquarters. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

$2,773,000 of debt issuance costs that were previously included within borrowings under credit agreement as of December 31, 2018 are now presented in prepaid expenses and other assets. The change in classification for debt issuance costs is due to the fluctuating nature of the outstanding balance related to the Revolving Facility. As of September 30, 2019, $2,234,000 of debt issuance costs are presented in prepaid expenses and other assets.

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

We review our direct financing leases at least annually to determine whether there has been an other-than-temporary decline in the current estimate of residual value of the property. The residual value is our estimate of what we could realize upon the sale of the property at the end of the lease term, based on market information and third-party estimates where available. If this review indicates that a decline in residual value has occurred that is other-than-temporary, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the three and nine months ended September 30, 2019 and 2018.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the three and nine months ended September 30, 2019 and 2018.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of September 30, 2019.

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

We recorded impairment charges aggregating $928,000 and $2,400,000 for the three and nine months ended September 30, 2019, respectively, and $832,000 and $4,808,000 for the three and nine months ended September 30, 2018, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $58,000 of the $2,400,000 in impairments recognized during the nine months ended September 30, 2019) and (ii) discounted cash flow models (this method was used to determine that there were no impairments during the nine months ended September 30, 2019). During the nine months ended September 30, 2019, we recorded $2,342,000 of the $2,400,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the nine months ended September 30, 2019 and 2018, impairment charges aggregating $610,000 and $821,000, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2016, 2017 and 2018, and tax returns which will be filed for the year ended 2019, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods in their financial statements in the year of adoption. In December 2018, the FASB issued ASU 2018-20, which clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. We elected the package of practical expedients and the lease and non-lease component practical expedient. We elected to apply the transition requirements at the January 1, 2019, effective date rather than at the beginning of the earliest comparative period presented. The consolidated financial statements for the quarter ended September 30, 2019, are presented under the new standard, while the comparative period presented was not adjusted and continues to be reported in accordance with our historical accounting policy. For additional information regarding the new lease accounting standard, see Note 3 – Leases.

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

NOTE 3. — LEASES

As of September 30, 2019, we owned 867 properties and leased 69 properties from third-party landlords. These 936 properties are located in 33 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, individual operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive repair service facilities or other businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties were $35,692,000 and $102,539,000 for the three and nine months ended September 30, 2019 respectively, and $33,902,000 and $98,738,000 for the three and nine months ended September 30, 2018, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $30,149,000 and $88,735,000 for the three and nine months ended September 30, 2019, respectively, and $29,083,000 and $85,009,000 for the three and nine months ended September 30, 2018, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties were $185,000 and $799,000 for the three and nine months ended September 30, 2019, respectively, and $487,000 and $1,868,000 for the three and nine months ended September 30, 2018, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5,358,000 and $13,005,000 for the three and nine months ended September 30, 2019, respectively, and $4,332,000 and $11,861,000 for the three and nine months ended September 30, 2018, respectively.

We incurred $171,000 and $258,000 of lease origination costs for the nine months ended September 30, 2019 and 2018, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $83,305,000 investment in direct financing leases as of September 30, 2019, are lease payments receivable of $129,652,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $60,275,000. The components of the $85,892,000 investment in direct financing leases as of December 31, 2018, are lease payments receivable of $139,276,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $67,312,000.

As of September 30, 2019, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2019	$26,499	$3,240
2020	106,019	13,156
2021	103,059	13,339
2022	102,715	13,420
2023	102,788	13,467
Thereafter	719,304	73,030
Total	$1,160,384	$129,652

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2019
Assets
Right-of-use assets - operating	$22,724
Right-of-use assets - finance	1,043
Total lease assets	$23,767
Liabilities
Lease liability - operating	$23,351
Lease liability - finance	4,335
Total lease liabilities	$27,686

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	4.2
Finance leases	11.7
Weighted-average discount rate
Operating leases (1)	5.31%
Finance leases	17.16%
(1)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,126	$3,404
Finance lease cost
Amortization of leased assets	138	398
Interest on lease liabilities	201	617
Short-term lease cost	62	152
Total lease cost	$1,527	$4,571

The following presents supplemental cash flow information related to our leases (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$1,152	$3,455
Operating cash flows for finance leases	201	617
Financing cash flows for finance leases	$139	$398

As of September 30, 2019, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2019	$1,068	$366
2020	4,130	1,446
2021	3,630	1,288
2022	2,967	1,022
2023	2,847	846
Thereafter	15,856	3,199
Total lease payments	30,498	8,167
Less: amount representing interest	(7,147)	(3,832)
Present value of lease payments	$23,351	$4,335

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum annual rentals payable under such leases, excluding renewal options, as of December 31, 2018, would have been as follows: 2019 – $6,016,000, 2020 – $5,284,000, 2021 – $4,371,000, 2022 – $2,766,000, 2023 – $2,021,000 and $2,754,000 thereafter.

Major Tenants

As of September 30, 2019, we had three significant tenants by revenue:

•

We leased 155 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 18% of our total revenues for the nine months ended September 30, 2019 and 2018. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% of our total revenues for the nine months ended September 30, 2019 and 2018.

•

We leased 75 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% of our total revenues for the nine months ended September 30, 2019 and 2018. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012, leasing substantially all of our properties acquired or leased prior to 1997 under a master lease. Our master lease with Marketing was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of September 30, 2019, 369 of the properties we own or lease were previously leased to Marketing, of which 325 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 32 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2019, we have a remaining commitment to fund up to $7,228,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2019, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,587,000 (net of accumulated amortization of $1,418,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2019 and December 31, 2018, we had accrued $16,600,000 and $12,231,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 potentially responsible parties to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. The letter also stated that the EPA would begin a process for identifying other potentially responsible parties for negotiation of cash out settlements to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. The EPA has also been engaged in discussions, in which we are participating, with the remaining recipients of the Notice regarding a proposed framework for an allocation process that will lead to offers of cash-out settlements to certain additional parties and a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The EPA-commenced allocation process was scheduled to conclude by mid-2019 but has been extended.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP, alleging various theories of liability due to contamination of groundwater with MTBE involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the range of loss in excess of the amount accrued with certainty for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings in excess of the amounts accrued as of September 30, 2019, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case, in excess of the amounts accrued, as of September 30, 2019, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2019	December 31, 2018
Unsecured Revolving Credit Facility	March 2022	—	$—	$70,000
Unsecured Term Loan	March 2023	—	—	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	—
Series G Notes	September 2029	3.52%	50,000	—
Series H Notes	September 2029	3.52%	25,000	—
Total debt			450,000	445,000
Unamortized debt issuance costs, net			(3,210)	(3,364)
Total debt, net			$446,790	$441,636

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

Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300,000,000 in the amount of the Revolving Facility and/or the Term Loan to $600,000,000 in the aggregate .

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

On September 19, 2018, we entered into an amendment (the “First Amendment”) of our Restated Credit Agreement. The First Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect that we had previously entered into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the First Amendment) plus the Applicable Rate (as defined in the First Amendment) for such facility.

On September 12, 2019, in connection with prepayment of the Term Loan, we entered into a consent and amendment (the “Second Amendment”) of our Restated Credit Agreement. The Second Amendment modifies the Restated Credit Agreement to, among other things (a) increase our borrowing capacity under the Revolving Facility from $250,000,000 to $300,000,000 and (b) decrease lender commitments under the Term Loan to $0.

Senior Unsecured Notes

On September 12, 2019, we entered into a fourth amended and restated note purchase and guarantee agreement (the “Fourth Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with Prudential and certain of its affiliates. Pursuant to the Fourth Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100,000,000 (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75,000,000 (the “Series

B Notes”), (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50,000,000 (the “Series C Notes”) and (d) 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50,000,000 (the “Series D Notes”) that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Fourth Restated Prudential Note Purchase Agreement and we authorized and issued our 3.52% Series F Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50,000,000 (the “Series F Notes” and, together with the Series A Notes, Series B Notes, Series C Notes and Series D Notes, the “Notes”). The Fourth Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Purchase Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Note Purchase Agreement, we authorized and issued our 5.47% Series E Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50,000,000 (the “Series E Notes”). The MetLife Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series E Notes prior to their maturity.

On September 12, 2019, we entered into a note purchase and guarantee agreement (the “AIG Note Purchase Agreement”) with American General Life Insurance Company. Pursuant to the AIG Note Purchase Agreement, we authorized and issued our 3.52% Series G Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50,000,000 (the “Series G Notes”). The AIG Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series G Notes prior to their maturity.

On September 12, 2019, we entered into a note purchase and guarantee agreement (the “MassMutual Note Purchase Agreement”) with Massachusetts Mutual Life Insurance Company and certain of its affiliates. Pursuant to the MassMutual Note Purchase Agreement, we authorized and issued our 3.52% Series H Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $25,000,000 (the “Series H Notes”). The MassMutual Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series H Notes prior to their maturity.

Covenants

The Restated Credit Agreement and our senior unsecured notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Credit Agreement and our senior unsecured notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that and senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Restated Credit Agreement and our senior unsecured notes, and could result in the acceleration of our indebtedness under the Restated Credit Agreement and our senior unsecured notes. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Restated Credit Agreement.

As of September 30, 2019, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2019, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2019	$—	$—	$—
2020	—	—	—
2021	—	100,000	100,000
2022 (1)	—	—	—
2023	—	75,000	75,000
Thereafter	—	275,000	275,000
Total	$—	$450,000	$450,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2019, we had accrued a total of $58,849,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $13,167,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,682,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59,821,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $14,477,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,344,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,507,000 and $1,837,000 of net accretion expense was recorded for the nine months ended September 30, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2019 and 2018, we recorded credits to environmental expenses aggregating $855,000 and $679,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the nine months ended September 30, 2019 and 2018, changes in environmental estimates aggregating, $279,000 and $335,000, respectively, were related to properties that were previously disposed of by us.

During the nine months ended September 30, 2019 and 2018, we increased the carrying values of certain of our properties by $3,700,000 and $3,027,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2019 and 2018, was $3,106,000 and $3,206,000, respectively. Capitalized asset retirement costs were $46,502,000 (consisting of $21,801,000 of known environmental liabilities and $24,701,000 of reserves for future environmental liabilities) as of September 30, 2019, and $45,659,000 (consisting of $20,348,000 of known environmental liabilities and $25,311,000 of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $2,357,000 and $2,503,000 for the nine months ended September 30, 2019 and 2018, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2019	41,108	$411	$646,581	$(62,481)	$584,511
Net earnings				11,890	11,890
Dividends declared — $0.35 per share				(14,662)	(14,662)
Shares issued pursuant to ATM Program, net	70	1	2,153	—	2,154
Shares issued pursuant to dividend reinvestment	12	—	364	—	364
Stock-based compensation/settlements	—	—	664	—	664
BALANCE, SEPTEMBER 30, 2019	41,190	$412	$649,762	$(65,253)	$584,921

BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				36,015	36,015
Dividends declared — $1.05 per share				(43,845)	(43,845)
Shares issued pursuant to ATM Program, net	283	3	8,814	—	8,817
Shares issued pursuant to dividend reinvestment	36	—	1,082	—	1,082
Stock-based compensation/settlements	16	—	1,688	—	1,688
BALANCE, SEPTEMBER 30, 2019	41,190	$412	$649,762	$(65,253)	$584,921

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2018	40,262	$403	$620,183	$(53,917)	$566,669
Net earnings				10,944	10,944
Dividends declared — $0.32 per share				(13,145)	(13,145)
Shares issued pursuant to ATM Program, net	248	2	6,936	—	6,938
Shares issued pursuant to dividend reinvestment	12	—	325	—	325
Stock-based compensation/settlements	—	—	461	—	461
BALANCE, SEPTEMBER 30, 2018	40,522	$405	$627,905	$(56,118)	$572,192

BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				34,516	34,516
Dividends declared — $0.96 per share				(39,060)	(39,060)
Shares issued pursuant to ATM Program, net	785	8	20,644	—	20,652
Shares issued pursuant to dividend reinvestment	41	—	1,080	—	1,080
Stock-based compensation/settlements	—	—	1,309	—	1,309
BALANCE, SEPTEMBER 30, 2018	40,522	$405	$627,905	$(56,118)	$572,192

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

During the three and nine months ended September 30, 2019, we issued a total of 70,000 and 283,000 shares of common stock and received net proceeds of $2,154,000 and $8,817,000, respectively, under the ATM Program. During the three and nine months ended September 30, 2018, we issued a total of 248,000 and 785,000 shares of common stock and received net proceeds of $6,938,000 and $20,652,000, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the nine months ended September 30, 2019, we paid regular quarterly dividends of $43,678,000 or $1.05 per share. For the nine months ended September 30, 2018, we paid regular quarterly dividends of $38,761,000 or $0.96 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2019 and 2018, we issued 35,424 and 40,323 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $1,082,000 and $1,080,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,803,000 and $1,309,000 for the nine months ended September 30, 2019 and 2018, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of September 30, 2019 and 2018.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$11,890	$10,944	$36,015	$34,516
Less earnings attributable to RSUs outstanding	(246)	(183)	(737)	(548)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	11,644	10,761	35,278	33,968
Weighted average common shares outstanding:
Basic	41,139	40,430	41,013	40,016
Incremental shares from stock-based compensation	37	25	30	15
Diluted	41,176	40,455	41,043	40,031
Basic earnings per common share	$0.28	$0.27	$0.86	$0.85
Diluted earnings per common share	$0.28	$0.27	$0.86	$0.85

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2019 and December 31, 2018, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of September 30, 2019 and December 31, 2018, the fair value of the borrowings under senior unsecured notes was $476,000,000 and $335,600,000, respectively. The fair value of the borrowings outstanding as of September 30, 2019 and December 31, 2018, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$707	$—	$—	$707
Liabilities:
Deferred compensation	$—	$707	$—	$707

The following summarizes as of December 31, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$534	$—	$—	$534
Liabilities:
Deferred compensation	$—	$534	$—	$534

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2019 and December 31, 2018, of $550,000 and $3,096,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2019, there were no properties that met the criteria to be classified as held for sale.

During the nine months ended September 30, 2019, we disposed of six properties, in separate transactions, which resulted in an aggregate gain of $426,000, included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from a property condemnation resulting in a loss of $50,000, included in gain on dispositions of real estate on our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the nine months ended September 30, 2019, we acquired fee simple interests in 14 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $43,324,000.

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

In addition, during the nine months ended September 30, 2019, we also acquired fee simple interests in eight convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $18,600,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $8,034,000 of the purchase price to land, $9,590,000 to buildings and improvements and $976,000 to in-place leases.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2019, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2019, through the date the financial statements were issued.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our Critical Accounting Policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement, Fourth Restated Prudential Note Purchase Agreement, MetLife Note Purchase Agreement, AIG Note Purchase Agreement and MassMutual Note Purchase Agreement; our belief that certain environmental liabilities can be allocated to others under various agreements; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a real estate investment trust (“REIT”) specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2019, we owned 867 properties and leased 69 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Net Lease. As of September 30, 2019, we leased 922 of our properties to tenants under triple-net leases.

Our net lease properties include 811 properties leased under 27 separate unitary or master triple-net leases and 111 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of September 30, 2019, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of September 30, 2019, eight of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the nine months ended September 30, 2019, we acquired fee simple interests in 14 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $43.3 million. During the nine months ended September 30, 2018, we acquired fee simple interests in 39 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $74.7 million.

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

For the nine months ended September 30, 2019, rent commenced on three completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 12 redevelopment projects.

For the nine months ended September 30, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. During the nine months ended September 30, 2019, we transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of September 30, 2019, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the six properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of September 30, 2019, we have signed leases on six properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $0.9 million and $2.4 million for the three and nine months ended September 30, 2019, respectively, and $0.8 million and $4.8 million for the three and nine months ended September 30, 2018, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation of and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net earnings	$11,890	$10,944	$36,015	$34,516
Depreciation and amortization of real estate assets	6,321	6,068	18,571	17,569
(Gain) loss on dispositions of real estate	—	29	(376)	(3,636)
Impairments	928	832	2,400	4,808
Funds from operations	19,139	17,873	56,610	53,257
Revenue recognition adjustments	(184)	(487)	(799)	(1,868)
Changes in environmental estimates	(296)	(71)	(855)	(679)
Accretion expense	475	530	1,507	1,837
Environmental litigation accruals	4,650	26	4,677	26
Insurance reimbursements	(4,490)	(4)	(4,760)	(313)
Legal settlements and judgments	(1,146)	—	(2,568)	(147)
Adjusted funds from operations	$18,148	$17,867	$53,812	$52,113
Basic per share amounts:
Earnings per share	$0.28	$0.27	$0.86	$0.85
Funds from operations per share	0.46	0.44	1.36	1.31
Adjusted funds from operations per share	$0.43	$0.44	$1.29	$1.28
Diluted per share amounts:
Earnings per share	$0.28	$0.27	$0.86	$0.85
Funds from operations per share	0.46	0.44	1.36	1.31
Adjusted funds from operations per share	$0.43	$0.44	$1.29	$1.28
Weighted average common shares outstanding:
Basic	41,139	40,430	41,013	40,016
Diluted	41,176	40,455	41,043	40,031

Results of Operations

Three months ended September 30, 2019, compared to the three months ended September 30, 2018

Revenues from rental properties increased by $1.8 million to $35.7 million for the three months ended September 30, 2019, as compared to $33.9 million for the three months ended September 30, 2018. The increase in revenues from rental properties was primarily due to $1.0 million of revenue from properties acquired in 2019 and 2018, along with contractual rent increases. Rental income contractually due from our tenants included in revenues from rental properties was $30.1 million for the three months ended September 30, 2019, as compared to $29.1 million for the three months ended September 30, 2018. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5.4 million and $4.3 million for the three months ended September 30, 2019 and 2018, respectively. Interest income on notes and mortgages receivable was $0.7 million for the three months ended September 30, 2019, as compared to $0.8 million for the three months ended September 30, 2018.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $0.2 million and $0.5 million for the three months ended September 30, 2019 and 2018, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $7.3 million for the three months ended September 30, 2019, as compared to $5.6 million for the three months ended September 30, 2018. The increase in property costs for the three months ended September 30, 2019, was principally due to an increase in reimbursable and non-reimbursable real estate taxes and an increase in professional fees related to property redevelopments.

Impairment charges were $0.9 million for the three months ended September 30, 2019, as compared to $0.8 million for the three months ended September 30, 2018. Impairment charges are recorded when the carrying value of a property is reduced to fair value.

Impairment charges for the three months ended September 30, 2019 and 2018, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the three months ended September 30, 2019, increased by $4.5 million to $5.7 million, as compared to $1.2 million for the three months ended September 30, 2018. The increase in environmental expenses for the three months ended September 30, 2019, was principally due to a $4.6 million increase in environmental litigation accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $3.6 million for the three months ended September 30, 2019, and 2018. General and administrative expense for the three months ended September 30, 2019, had reductions in legal and other professional fees offset by an increase in employee-related expenses.

Depreciation and amortization expense was $6.3 million for the three months ended September 30, 2019, as compared to $6.1 million for the three months ended September 30, 2018. The increase in depreciation and amortization expense for the three months ended September 30, 2019, was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $5.6 million for the three months ended September 30, 2019, as compared to expense of $0.1 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, other income was primarily attributable to $4.5 million received from insurance carriers for reimbursement of environmental costs and $1.1 million received from a legal settlement. For the three months ended September 30, 2018, other income was primarily attributable to a $0.1 million payment made for the recapture of a property for redevelopment.

Interest expense was $6.2 million for the three months ended September 30, 2019, as compared to $6.1 million for the three months ended September 30, 2018. The increase was due to higher average borrowings outstanding for the three months ended September 30, 2019, as compared to the three months ended September 30, 2018.

For the three months ended September 30, 2019, FFO increased by $1.2 million to $19.1 million, as compared to $17.9 million for the three months ended September 30, 2018. For the three months ended September 30, 2019, AFFO increased by $0.2 million to $18.1 million, as compared to $17.9 million for the three months ended September 30, 2018. FFO for the three months ended September 30, 2019, was impacted by the changes in net earnings but excludes a $0.1 million increase in impairment charges and a $0.2 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended September 30, 2019, also excludes a $4.7 million increase in environmental litigation accruals, a $4.5 million increase in insurance reimbursements, a $1.1 million increase in legal settlements and judgements, and a $0.3 million decrease in Revenue Recognition Adjustments.

Nine months ended September 30, 2019, compared to the nine months ended September 30, 2018

Revenues from rental properties increased by $3.8 million to $102.5 million for the nine months ended September 30, 2019, as compared to $98.7 million for the nine months ended September 30, 2018. The increase in revenues from rental properties was primarily due to $3.4 million of revenue from properties acquired in 2019 and 2018, along with contractual rent increases. Rental income contractually due from our tenants included in revenues from rental properties was $88.7 million for the nine months ended September 30, 2019, as compared to $85.0 million for the nine months ended September 30, 2018. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $13.0 million and $11.9 million for the nine months ended September 30, 2019 and 2018, respectively. Interest income on notes and mortgages receivable was $2.2 million for the nine months ended September 30, 2019, as compared to $2.3 million for the nine months ended September 30, 2018.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $0.8 million and $1.9 million for the nine months ended September 30, 2019 and 2018, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, maintenance expense and reimbursable tenant expenses, were $18.4 million for the nine months ended September 30, 2019, as compared to $17.0 million for the nine months ended September 30, 2018. The increase in property costs for the nine months ended

September 30, 2019, was principally due to an increase in reimbursable real estate taxes and an increase in professional fees related to property redevelopments.

Impairment charges were $2.4 million for the nine months ended September 30, 2019, as compared to $4.8 million for the nine months ended September 30, 2018. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2019 and 2018, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the nine months ended September 30, 2019, increased by $3.8 million to $7.4 million, as compared to $3.6 million for the nine months ended September 30, 2018. The increase in environmental expenses for the nine months ended September 30, 2019, was principally due to a $4.7 million increase in environmental litigation accruals partially offset by a $0.8 million decrease in environmental estimates, accretion and environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $11.4 million for the nine months ended September 30, 2019, as compared to $11.0 million for the nine months ended September 30, 2018. The increase in general and administrative expense for the nine months ended September 30, 2019, was principally due to $0.3 million of non-recurring employee related expenses attributable to retirement costs.

Depreciation and amortization expense was $18.6 million for the nine months ended September 30, 2019, as compared to $17.6 million for the nine months ended September 30, 2018. The increase in depreciation and amortization expense for the nine months ended September 30, 2019, was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $7.3 million for the nine months ended September 30, 2019, as compared to $0.5 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, other income was primarily attributable to $4.8 million received from insurance carriers for reimbursement of environmental costs and $2.6 million received from legal settlements. For the nine months ended September 30, 2018, other income was primarily attributable to $0.3 million received from insurance carriers for reimbursement of environmental costs, $0.1 million received from the sale of air emission rights and $0.1 million received from a legal settlement, partially offset by a $0.1 million payment made for the recapture of a property for redevelopment.

Interest expense was $18.2 million for the nine months ended September 30, 2019, as compared to $16.4 million for the nine months ended September 30, 2018. The increase was due to higher average borrowings outstanding for the nine months ended September 30, 2019, as compared to the nine months ended September 30, 2018.

For the nine months ended September 30, 2019, FFO increased by $3.3 million to $56.6 million, as compared to $53.3 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019, AFFO increased by $1.7 million to $53.8 million, as compared to $52.1 million for the nine months ended September 30, 2018. FFO for the nine months ended September 30, 2019, was impacted by the changes in net earnings but excludes a $2.4 million decrease in impairment charges, a $3.2 million decrease in gains on dispositions of real estate and a $1.0 million increase in depreciation and amortization expense. The increase in AFFO for the nine months ended September 30, 2019, also excludes a $4.7 million increase in environmental litigation accruals, a $4.5 million increase in insurance reimbursements, a $2.5 million increase in legal settlements and judgements, and a $1.1 million decrease in Revenue Recognition Adjustments.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility which is scheduled to mature in March 2022, proceeds from the sale of shares of our common stock through offerings, from time to time, under our ATM Program and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents.

Our cash flow activities for the nine months ended September 30, 2019 and 2018, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2019	2018
Net cash flow provided by operating activities	$57,994	$48,697
Net cash flow (used in) investing activities	(39,036)	(73,688)
Net cash flow (used in) provided by financing activities	$(30,119)	$24,183

Operating Activities

Net cash flow from operating activities increased by $9.3 million for the nine months ended September 30, 2019, to $58.0 million, as compared to $48.7 million for the nine months ended September 30, 2018. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the nine months ended September 30, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $34.7 million for the nine months ended September 30, 2019, to $39.0 million, as compared to $73.7 million for the nine months ended September 30, 2018. The decrease in net cash flow used in investing activities for the nine months ended September 30, 2019, was primarily due to a decrease of $31.4 million for property acquisitions, a decrease of $1.7 million in construction in progress additions, a decrease of $0.9 million in capital expenditures, an increase of $1.4 million in collection of notes and mortgages receivables and a $0.6 million increase in deposits on property acquisitions, partially offset by a $1.0 million decrease in proceeds from dispositions of real estate.

Financing Activities

Net cash flow used in financing activities increased by $54.3 million for the nine months ended September 30, 2019, to a use of $30.1 million, as compared to funds provided of $24.2 million for the nine months ended September 30, 2018. The increase in net cash flow used in financing activities was primarily due to an increase in net repayments under credit agreement of $65.0 million, a $11.9 million decrease in proceeds under the ATM Program, and an increase in dividends paid of $4.9 million, partially offset by a decrease in net borrowings under senior unsecured notes of $25.0 million , and a decrease of $2.8 million in debt issuance costs.

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

On September 19, 2018, we entered into an amendment (the “First Amendment”) of our Restated Credit Agreement. The First Amendment modifies the Restated Credit Agreement to, among other things: (i) reflect that we had previously entered into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the First Amendment) plus the Applicable Rate (as defined in the First Amendment) for such facility.

On September 12, 2019, in connection with prepayment of the Term Loan, we entered into a consent and amendment (the “Second Amendment”) of our Restated Credit Agreement. The Second Amendment modifies the Restated Credit Agreement to, among other things (a) increase our borrowing capacity under the Revolving Facility from $250.0 million to $300.0 million and (b) decrease lender commitments under the Term Loan to $0.0 million.

Senior Unsecured Notes

On September 12, 2019, we entered into a fourth amended and restated note purchase and guarantee agreement (the “Fourth Restated Prudential Note Purchase Agreement”) amending and restating our existing senior note purchase agreement with Prudential and certain of its affiliates. Pursuant to the Fourth Restated Prudential Note Purchase Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100.0 million (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75.0 million (the “Series B Notes”), (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50.0 million (the “Series C Notes”) and (d) 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series D Notes”) that were outstanding under the existing senior note purchase agreement would continue to remain outstanding under the Fourth Restated Prudential Note Purchase Agreement and we authorized and issued our 3.52% Series F Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50.0 million (the “Series F Notes” and, together with the Series A Notes, Series B Notes, Series C Notes and Series D Notes, the “Notes”). The Fourth Restated Prudential Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Notes prior to their respective maturities.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Purchase Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Note Purchase Agreement, we authorized and issued our 5.47% Series E Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series E Notes”). The MetLife Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series E Notes prior to their maturity.

On September 12, 2019, we entered into a note purchase and guarantee agreement (the “AIG Note Purchase Agreement”) with American General Life Insurance Company. Pursuant to the AIG Note Purchase Agreement, we authorized and issued our 3.52% Series G Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50.0 million (the “Series G Notes”). The AIG Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series G Notes prior to their maturity.

On September 12, 2019, we entered into a note purchase and guarantee agreement (the “MassMutual Note Purchase Agreement”) with Massachusetts Mutual Life Insurance Company and certain of its affiliates. Pursuant to the MassMutual Note Purchase Agreement, we authorized and issued our 3.52% Series H Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $25.0 million (the “Series H Notes”). The MassMutual Note Purchase Agreement does not provide for scheduled reductions in the principal balance of the Series H Notes prior to their maturity.

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

During the three and nine months ended September 30, 2019, we issued a total of 70,000 and 283,000 shares of common stock and received net proceeds of $2.2 million and $8.8 million, respectively, under the ATM Program. During the three and nine months ended September 30, 2018, we issued a total of 248,000 and 785,000 shares of common stock and received net proceeds of $6.9 million and $20.7 million, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the nine months ended September 30, 2019, we acquired fee simple interests in 14 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $43.3 million. During the nine months ended September 30, 2018, we acquired fee simple interests in 39 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $74.7 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the nine months ended September 30, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2019, we have a remaining commitment to fund up to $7.2 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Restated Credit Agreement, our senior unsecured notes and other factors, and therefore is not assured. In particular, the Restated Credit Agreement and our senior unsecured notes prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2019, were $43.7 million, or $1.05 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2019, we had accrued a total of $58.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $13.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.5 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.5 million and $1.8 million of net accretion expense was recorded for the nine months ended September 30, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2019 and 2018, we recorded credits to environmental expenses aggregating $0.9 million and $0.7 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2019 and 2018, we increased the carrying values of certain of our properties by $3.7 million and $3.0 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on the face of the consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2019 and 2018, was $3.1 million and $3.2 million, respectively. Capitalized asset retirement costs were $46.5 million (consisting of $21.8 million of known environmental liabilities and $24.7 million of reserves for future environmental liabilities) as of September 30, 2019, and $45.7 million (consisting of $20.4 million of known environmental liabilities and $25.3 million of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $2.4 million and $2.5 million for the nine months ended September 30, 2019 and 2018, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2019 and December 31, 2018, we had accrued $16.6 million and $12.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of September 30, 2019.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2019, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2019, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2018, “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the period ended June 30, 2019 and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2018, and in our Quarterly Report on Form 10-Q for the period ended June 30, 2019.

ITEM 1A.    RISK FACTORS

There have not been any material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

Fourth Amended and Restated Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto, Prudential Life Insurance Company of America (“Prudential”) and certain affiliates of Prudential.

Filed herewith.

10.2	Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto and American General Life Insurance Company (“AIG”).	Filed herewith.

10.3

Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto, Massachusetts Mutual Life Insurance Company (“MassMutual”) and certain of its affiliates.

Filed herewith.

10.4

Consent and Second Amendment, dated as of September 12, 2019, to Credit Agreement among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other lenders party thereto.

Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

** Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2019

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)