Form 10-K
period 2019-12-31
GETTY REALTY CORP /MD/
filed 2020-02-27
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13777

GETTY REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	11-3412575
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

Two Jericho Plaza, Suite 110 Jericho, New York 11753-1681
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (516) 478-5400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GTY	New York Stock Exchange

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

The aggregate market value of common stock held by non-affiliates (33,222,707 shares of common stock) of the Company was $1,021,930,000 as of June 30, 2019.

The registrant had outstanding 41,380,165 shares of common stock as of February 27, 2020.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2019, pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our statements regarding our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; changes in LIBOR reporting practices or the method in which LIBOR is calculated or changes to alternative rates if LIBOR is discontinued; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; and failure to maintain effective internal controls over financial reporting.

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

PART I

Item 1.    Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. Our 945 properties are located in 33 states across the United States and Washington, D.C. Our tenants operate our properties under a variety of national and regional convenience store, motor fuel, automotive service and other retail brands.

We are internally managed by our management team, which has extensive experience in owning, leasing and managing convenience store and gasoline station properties. We have invested, and will continue to invest, in real estate and real estate related investments when appropriate opportunities arise. Our company is headquartered in Jericho, New York and as of February 27, 2020, we had 31 employees.

Company Operations

As of December 31, 2019, we owned 877 properties and leased 68 properties from third-party landlords. Our typical property is used as a convenience store and gasoline station, and is located on between one-half and one acre of land in a metropolitan area. In addition, many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps. We have a national portfolio of properties with a concentration in the Northeast and Mid-Atlantic regions. We believe our network of convenience store and gasoline station properties across the Northeast and the Mid-Atlantic regions of the United States is unique and that comparable networks of properties are not readily available for purchase or lease from other owners or landlords.

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, automotive service and other retail operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive services or other retail businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Convenience store and gasoline station properties are an integral component of the transportation infrastructure supported by demand for refined petroleum products, day-to-day consumer goods and convenience foods. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Our Properties

Net Lease. As of December 31, 2019, we leased 931 of our properties to tenants under triple-net leases.

Our net lease properties include 813 properties leased under 28 separate unitary or master triple-net leases and 118 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. As of December 31, 2019, our contractual rent weighted average lease term, excluding renewal options, was approximately 10 years.

Several of our leases provide for additional rent based on the aggregate volume of fuel sold. For the year ended December 31, 2019, additional rent based on the aggregate volume of fuel sold was not material to our financial results. In addition, certain of our leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of underground storage tanks (“UST” or “USTs”) that are owned by our tenants. As of December 31, 2019, we have a remaining commitment to fund up to $7.1 million in the aggregate with our tenants for our portion of such capital improvements. For additional information regarding our leases, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment. As of December 31, 2019, we were actively redeveloping five of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For additional information regarding our redevelopment properties, see “Redevelopment Strategy and Activity” below.

Vacancies. As of December 31, 2019, nine of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the year ended December 31, 2019, we acquired fee simple interests in 27 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $87.2 million. During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $78.0 million. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 255 properties, located in various states, for an aggregate purchase price of $606.0 million. These acquisitions included single property transactions and portfolio transactions.

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

For the year ended December 31, 2019 and 2018, rent commenced on four and six completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 13 redevelopment projects.

For the year ended December 31, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2019, we transferred $0.5 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

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

As of December 31, 2019, we were actively redeveloping five of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition to the five properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of December 31, 2019, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Major Tenants

As of December 31, 2019, we had three significant tenants by revenue:

•

We leased 153 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 18% and 17% of our total revenues for the years ended December 31, 2019 and 2018, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% of our total revenues for each of the years ended December 31, 2019 and 2018.

•

We leased 75 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% of our total revenues for each of the years ended December 31, 2019 and 2018. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

We elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. The Internal Revenue Code permits a qualifying REIT to deduct dividends paid, thereby effectively eliminating corporate level federal income tax and making the REIT a pass-through vehicle for federal income tax purposes if certain REIT qualifications are met. To meet the applicable requirements of the Internal Revenue Code, a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its taxable income. As a REIT, we are required to distribute at least 90% of our taxable income to our stockholders each year and would be subject to corporate level federal income taxes on any taxable income that is not distributed.

Getty Petroleum Marketing, Inc. (“Marketing”), an indirect wholly owned subsidiary of OAO Lukoil from December 2000 until March 2011, was our largest tenant until 2012 under a unitary triple-net master lease. The master lease with Marketing was terminated effective April 30, 2012, pursuant to Marketing’s 2011 bankruptcy, which included the liquidation of Marketing and the distribution of its assets to creditors. As of December 31, 2019, 365 of the properties we own or lease were previously leased to Marketing.

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

We incur significant operating costs and, from time to time, may have significant liability accruals as a result of environmental laws and regulations, which costs and accruals could significantly increase, and reduce our profitability or have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are subject to numerous federal, state and local laws and regulations, including matters relating to the protection of the environment. Under certain environmental laws, a current or previous owner or operator of real estate may be liable for contamination resulting from the presence or discharge of hazardous or toxic substances or petroleum products at, on, or under, such property, and may be required to investigate and clean-up such contamination. Such laws typically impose liability and clean-up responsibility first on the party responsible for the contamination, but can also impose liability and clean-up responsibility on the owner and the current operator without regard to whether the owner or operator knew of or caused the presence of the contaminants, or the timing or cause of the contamination. Liability under such environmental laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility and the financial resources are available to perform the remediation. For example, liability may arise as a result of the historical use of a property or from the migration of contamination from adjacent or nearby properties. Any such contamination or liability may also reduce the value of the property. In addition, the owner or operator of a property may be subject to claims by third-parties based on injury, damage and/or costs, including investigation and clean-up costs, resulting from environmental contamination present at or emanating from a property. We cannot predict what environmental legislation or regulations may be enacted in the future, or how existing laws or regulations will be administered or interpreted with respect to products or activities to which they have not previously been applied. Additionally, compliance with more stringent laws or regulations, as well as more vigorous enforcement policies of the regulatory agencies or stricter interpretation of existing laws, which may develop in the future, could have an adverse effect on our financial position, or that of our tenants, and could require substantial additional expenditures for future remediation. Accordingly, compliance with environmental laws and regulations could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant fails to pay them. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such preexisting contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2019, we had accrued a total of $50.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38.3 million for future environmental liabilities related to preexisting unknown contamination.

For additional information regarding pending environmental lawsuits and claims, and environmental remediation obligations and estimates, see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the amount of data available upon initial assessment of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to allocation of responsibilities to others, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider, among other things, laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates derived upon facts known to us at this time, which are subject to significant change as circumstances change, and as environmental contingencies become more clearly defined and reasonably estimable.

We cannot predict if state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and if future environmental spending will continue to be eligible for reimbursement at historical recovery rates under these programs. As a result, our estimates in respect of recoveries from state UST remediation funds could change, which could adversely affect our accruals for environmental remediation liabilities.

Any changes to our estimates or our assumptions that form the basis of our estimates may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities. Additional environmental liabilities could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Our principal sources of liquidity are the cash flows from our operations, funds available under our $300.0 million senior unsecured credit agreement (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A., proceeds from the sale of shares of our common stock through offerings, from time to time, under our at-the-market program (“ATM Program”) and available cash and cash equivalents. The Restated Credit Agreement consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. We have also issued $450.0 million of senior unsecured notes. For additional information, see “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

The Restated Credit Agreement and our senior unsecured notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Credit Agreement and our senior unsecured notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Our ability to meet the terms of the agreements is dependent upon our continued ability to meet certain criteria, as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K, the performance of our tenants and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Restated Credit Agreement or our senior unsecured notes, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

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

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Restated Credit Agreement and our senior unsecured notes, and the market price of our common stock.

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the bank syndicate related to our Restated Credit Agreement, the lenders that are the counterparties to our senior unsecured notes and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2019, we leased 153 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global. In the aggregate, our leases with subsidiaries of Global represented 18% and 17% of our total revenues for the years ended December 31, 2019 and 2018, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company. As of December 31, 2019, we leased 77 convenience store and gasoline station properties in three separate unitary leases to United Oil. In the aggregate, our leases with United Oil represented 13% of our total revenues for each of the years ended December 31, 2019 and 2018. As of December 31, 2019, we leased 75 convenience store and gasoline station properties in two separate unitary leases to subsidiaries of Chestnut. In the aggregate, our leases with subsidiaries of Chestnut represented 11% of our total revenues for each of the years ended December 31, 2019 and 2018. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

We expect to acquire new properties and this may create risks.

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

We have commenced a program to redevelop certain of our properties, and to recapture select properties from our net lease portfolio in order to redevelop such properties, for either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. The success at each stage of our redevelopment program is dependent on numerous factors and risks, including our ability to identify and extract qualified sites from our portfolio and successfully prepare and market them for alternative uses, and project development issues, including those relating to planning, zoning, licensing, permitting, third party and governmental authorizations, changes in local market conditions, increases in construction costs, the availability and cost of financing, and issues arising from possible discovery of new environmental contamination and the need to conduct environmental remediation. Occupancy rates and rents at any particular redeveloped property may fail to meet our original expectations for reasons beyond our control, including changes in market and economic conditions and the development by competitors of competing properties. We could experience increased and unexpected costs or significant delays or abandonment of some or all of these redevelopment opportunities. For any of the above-described reasons, and others, we may determine to abandon opportunities that we have already begun to explore or with respect to which we have commenced redevelopment efforts and, as a result, we may fail to recover expenses already incurred. We cannot assure you that we will be able to successfully redevelop and lease any of our identified opportunities or that our overall redevelopment program will be successful. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Restated Credit Agreement. Borrowings under our Restated Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Restated Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Restated Credit Agreement or amend our Restated Credit Agreement or our senior unsecured notes, seek other sources of debt or equity capital or refinance our outstanding indebtedness. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

Recent federal tax legislation (the “2017 Legislation”) included significant changes to corporate and individual tax rates and the calculation of taxes. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we distribute all of our income and comply with the various tax rules governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. The 2017 Legislation changed the way in which dividends paid on our stock are taxed by the holder of that stock and could impact the price of our common stock or how stockholders and potential investors view an investment in REITs. In addition, while certain elements of the 2017 Legislation do not impact us directly as a REIT, they could impact our tenants and the markets in which we operate in ways, both positive and negative, that are difficult to predict. Prospective stockholders are urged to consult with their tax advisors with respect to the 2017 Legislation and any other regulatory or administrative developments and proposals and the potential effects thereof on an investment in our common stock.

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

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2019, 45.9% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We cannot guarantee that we will continue to qualify in the future as a REIT. We cannot give any assurance that new legislation, regulations, administrative interpretations or court decisions will not significantly change the requirements relating to our qualification. If we fail to qualify as a REIT, we would not be allowed a deduction for distributions to stockholders in computing our taxable income and will again be subject to federal income tax at regular corporate rates, we could be subject to the federal alternative minimum tax for taxable years beginning before 2019, we could be required to pay significant income taxes and we would have less money available for our operations and distributions to stockholders. This would likely have a significant adverse effect on the value of our securities. We could also be precluded from treatment as a REIT for four taxable years following the year in which we lost the qualification, and all distributions to stockholders would be taxable as regular corporate dividends to the extent of our current and accumulated earnings and profits. Loss of our REIT status could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend upon such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. In addition, each of the Restated Credit Agreement and senior unsecured notes prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly. Under the Maryland General Corporation Law, our ability to pay dividends would be restricted if, after payment of the dividend, (i) we would not be able to pay indebtedness as it becomes due in the usual course of business or (ii) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any stockholders with liquidation preferences. There currently are no stockholders with liquidation preferences.

No assurance can be given that our financial performance in the future will permit our payment of any dividends. Each of the Restated Credit Agreement our senior unsecured notes contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear whether new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a newly-created index, calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. Whether SOFR will become a widely accepted benchmark in place of LIBOR, however, remains in question. As such, the future of LIBOR and potential alternatives thereto are uncertain at this time. If LIBOR is discontinued, pursuant to the Second Amendment to the Restated Credit Agreement, our interest rate for our borrowings under the Restated Credit Agreement will be based on SOFR or an alternative rate otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance. Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2019 and 2018, we incurred $4.0 million and $6.2 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, automotive services and other retail operators, engaged in the sale of refined petroleum products, day-to-day consumer goods and convenience foods, who are responsible for the operations conducted at our properties and for the payment of all taxes, maintenance, repair, insurance and other operating expenses relating to our properties. In those instances where we determine that the best use for a property is no longer its existing use and the property is not subject to a lease, we will either redevelop the property or seek an alternative tenant or buyer for the property. We manage and evaluate our operations as a single segment.

We independently obtain and maintain a program of insurance which we believe adequately covers our owned and leased properties for casualty and liability risks. Our insurance program is underwritten in view of primary insurance coverages in amounts and on other terms satisfactory to us, which we require to be provided by most of our tenants for properties they lease from us, including in respect to casualty, liability, pollution legal liability, fire and extended coverage risks.

The following table summarizes the geographic distribution of our properties as of December 31, 2019. The table also identifies the number and location of properties we lease from third-parties. In addition, we lease approximately 8,900 square feet of office space at Two Jericho Plaza, Jericho, New York, which is used for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	205	42	247	26.2%
Massachusetts	100	9	109	11.5
Connecticut	69	8	77	8.2
New Jersey	46	5	51	5.4
Texas	49	—	49	5.2
Virginia	46	1	47	5.0
New Hampshire	45	—	45	4.8
South Carolina	45	—	45	4.8
Maryland	40	2	42	4.5
California	35	—	35	3.7
Washington State	31	—	31	3.3
Arizona	23	—	23	2.4
Colorado	23	—	23	2.4
Pennsylvania	22	—	22	2.3
Oregon	13	—	13	1.4
Arkansas	11	—	11	1.2
Hawaii	10	—	10	1.1
North Carolina	8	—	8	0.9
Maine	7	—	7	0.7
Nevada	6	—	6	0.6
Ohio	6	—	6	0.6
Florida	5	—	5	0.5
Georgia	5	—	5	0.5
New Mexico	5	—	5	0.5
Rhode Island	5	—	5	0.5
Louisiana	4	—	4	0.4
Oklahoma	4	—	4	0.4
Illinois	2	—	2	0.2
Kentucky	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Alabama	1	—	1	0.1
Delaware	—	1	1	0.1
Minnesota	1	—	1	0.1
North Dakota	1	—	1	0.1
Total	877	68	945	100%

The properties that we lease from third-parties have a remaining lease term, including renewal and extension option terms, averaging approximately eight years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third-parties:

CALENDAR YEAR	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2020	9	13.2%	1.0%
2021	8	11.8	0.9
2022	5	7.4	0.5
2023	2	2.9	0.2
2024	4	5.9	0.4
Subtotal	28	41.2	3.0
Thereafter	40	58.8	4.2
Total	68	100%	7.2%

Revenues from rental properties for the year ended December 31, 2019, were $137.7 million with respect to 937 average rental properties held during the year for an average revenue per rental property of approximately $147,000. Revenues from rental properties and tenant reimbursements for the year ended December 31, 2018, were $133.0 million with respect to 926 average rental properties held during the year for an average revenue per rental property of approximately $143,600.

Rental property lease expirations and annualized contractual rent as of December 31, 2019, are as follows (in thousands, except for number of properties):

CALENDAR YEAR	Number of Rental Properties (a)	Annualized Contractual Rent (b)	Percentage of Total Annualized Rent
Redevelopment	5	$—	—
Vacant	9	—	—
2020	28	2,300	1.9%
2021	25	2,503	2.0
2022	36	3,149	2.5
2023	26	3,549	2.9
2024	26	3,642	2.9
2025	39	6,356	5.1
2026	77	12,889	10.4
2027	248	19,089	15.4
2028	44	7,254	5.8
2029	75	10,961	8.8
Thereafter	307	52,526	42.3
Total	945	$124,218	100.0%

(a)

With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2019, multiplied by 12.

Item 3.    Legal Proceedings

We are subject to various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2019 and 2018, we had accrued $17.8 million and $12.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2019, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

In September 2008, we received a directive and notice of violation from the New Jersey Department of Environmental Protection (“NJDEP”) calling for a remedial investigation and cleanup, to be conducted by us and Gary and Barbara Galliker (the “Gallikers”), individually and trading as Millstone Auto Service (“Millstone”), Auto Tech and other named parties, of petroleum-related contamination found at a gasoline station property located in Millstone Township, New Jersey. We did not own or lease this property, but in 1985 we did acquire ownership of certain USTs located at the property. In 1986 we tried to remove these USTs and were refused access by the Gallikers to do so. We believe the USTs were transferred to the Gallikers by operation of law not later than 1987 and responded to the NJDEP’s directive and notice by denying liability. In November 2009, the NJDEP issued an Administrative Order and Notice of Civil Administrative Penalty Assessment (the “Order and Assessment”) to us, Marketing and the Gallikers, individually and trading as Millstone. We filed for, and were granted, a hearing to contest the allegations of the Order and Assessment. In 2014, the NJDEP issued a notice of violation directing the Gallikers and Millstone to register and remove the contents of the USTs at the property. Thereafter, the Gallikers made written demand of us to investigate and remediate all contamination at the property, which we have rejected on the basis that we are not responsible for the alleged contamination. In December 2018, we agreed with the NJDEP upon terms of settlement which require us to conduct a limited remedial investigation and limited remedial work at the property in exchange for the NJDEP’s agreement to release us from any future remediation obligations at the property and to withdraw its demand against us for civil penalties and fines. The NJDEP published the terms of the settlement in the New Jersey Register for public comment and executed the Settlement Agreement on January 29, 2020, after addressing any public comments received. The NJDEP submitted a Stipulation of Dismissal to the Office of Administrative Law, which terminated the matter with prejudice and without costs. No civil penalties, fines or other payments to the NJDEP are required to be made by us in connection with the disposition of this matter.

MTBE Litigation – State of New Jersey

We are a party to a case involving a large number of gasoline station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) is among the more than one hundred cases that were transferred from various state and federal courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The New Jersey MDL Proceedings name us as a defendant along with approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield Company, BP America, Inc., BP Amoco Chemical Company, BP Products North America, Inc., Chevron Corporation, Chevron U.S.A., Inc., Citgo Petroleum Corporation, ConocoPhillips Company, Cumberland Farms, Inc., Duke Energy Merchants, LLC, ExxonMobil Corporation, ExxonMobil Oil Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Hess Corporation, Lyondell Chemical Company, Lyondell-Citgo Refining, LP, Lukoil Americas Corporation, Marathon Oil Corporation, Mobil Corporation, Motiva Enterprises, LLC, Shell Oil Company, Shell Oil Products Company LLC, Sunoco, Inc., Unocal Corporation, Valero Energy Corporation, and Valero Refining & Marketing Company. The majority of the named defendants have already settled their case with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the possible loss or range of loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings could exceed the amounts accrued as of December 31, 2019, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants, including Exxon Mobil Corporation, APEX Oil Company, Astra Oil Company, Atlantic Richfield Company, various BP, Chevron, Citgo, ConocoPhillips, Hess, Kinder Morgan, Lukoil, Marathon, Shell Oil, Sunoco, Texaco and Valero entities, Cumberland Farms, Duke Energy Merchants, El Paso Merchant Energy-Petroleum Company, Energy Transfer Partners, L.P., Equilon Enterprises, Inc., ETP Holdco Corporation, George E. Warren Corporation, Getty Petroleum Marketing, Inc., Gulf Oil Limited Partnership, Guttman Energy, Inc., Hartree Partners L.P., Holtzman Oil Corporation, Motiva Enterprises LLC, Nustar Terminals Operations Partnership LP, Phillips 66 Company, Premcor, 7-Eleven, Inc., Sheetz, Inc., Total Petrochemicals & Refining USA, Inc., Transmontaigne Product Services, Inc., Vitol S.A., WAWA, Inc. and Western Refining, Inc. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

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

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) issued by the NJDEP under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties (“PRPs”) for alleged natural resource damages resulting from the discharges of hazardous substances along the Lower Passaic River (the “Lower Passaic River”).

The Directive provides, among other things, that the named recipients must conduct an assessment of the natural resources that have been injured by discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. The NJDEP alleges that our liability arises from alleged discharges originating from our former Newark, New Jersey Terminal site (which we sold in October 2013). We responded to the Directive by asserting that we are not liable. In 2005, the NJDEP initiated litigation in the Superior Court of Essex County against Occidental Chemical Corporation (“Occidental”), Tierra Solutions, Inc. (“Tierra”), Maxus Energy Corporation (“Maxus”), Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc. and CLH Holdings, Inc. as former owners, operators and/or affiliates of the Diamond Shamrock Corporation facility located at 80 Lister Avenue in Newark, New Jersey in the matter of the NJDEP et al. v. Occidental Chemical Corp. et al., alleging these entities are responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances from the Lister facility. The Defendants asserted third-party claims against over 300 third-party defendants, including us, seeking contribution or cost recovery for the claims asserted by the NJDEP. On December 12, 2013, the NJDEP entered into a Consent Judgment resolving the NJDEP’s claims against all third-party defendants, and releasing third-party defendants for any obligation to comply with the terms of the Directive and for future natural resource damage claims that may be brought by the State of New Jersey to the extent such claims do not exceed 20% of the aggregate funds paid by the third-party defendants in settlement of the state court litigation. Subject to this reservation of rights by the NJDEP, the demands made by the NJDEP pursuant to the Directive, as they apply to us, are resolved.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the 17-mile stretch of the Lower Passaic River, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the 17-mile stretch of the Lower Passaic River. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9-miles of the Lower Passaic River based on an iterative approach using adaptive management strategies. On August 12, 2019, the CPG submitted a draft Interim Remedy Feasibility Study to the EPA which identifies various targeted dredge and cap alternatives, which the EPA is still evaluating.

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion. On March 31, 2016, we and more than 100 other PRPs received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides in the Lower Passaic River generated from the production of Agent Orange at its Diamond Alkali Company plant and a discharger of other contaminants of concern (“COCs”) to the Lower Passaic River), for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” PRPs for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the PRPs and other parties not yet identified will be eligible for a cash out settlement with the EPA. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for the remedy selected for the lower 8-miles of the Lower Passaic River. In December 2019, Occidental submitted a report to the EPA on the progress of the remedial design work, which is still ongoing.

Occidental has asserted that it is entitled to indemnification by Maxus and Tierra for its liability in connection with the Diamond Alkali Superfund Site. Occidental has also asserted that Maxus and Tierra’s parent company, YPF, S.A. (“YPF”) and certain of its affiliates must indemnify Occidental. On June 16, 2016, Maxus and Tierra filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the Chapter 11 proceedings, YPF sought bankruptcy approval of a settlement under which YPF would pay $130 million to the bankruptcy estate in exchange for a release in favor of Maxus, Tierra, YPF and YPF’s affiliates of Maxus and Tierra’s contractual environmental liability to Occidental. We and the CPG filed proofs of claims in the Maxus/Tierra bankruptcy proceedings for costs incurred by the CPG relating to the Lower Passaic River. In July 2017, an amended Chapter 11 plan of liquidation became effective and, in connection therewith, Maxus/Tierra and certain other parties, including us, entered into a mutual contribution release agreement pertaining to certain past costs, but not future remedy costs.

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of similar cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. In August 2017, the EPA appointed an independent third party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice, which is anticipated to lead to additional offers of cash out settlements to certain additional parties and/or a consent decree in which parties that are not offered a cash out settlement will agree to perform the lower 8-mile remedial action. The allocation proceedings, which we are participating in, were scheduled to conclude by mid-2019, but have been extended and are still ongoing.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the lower 8-miles of the Passaic River. The complaint lists over 120 defendants, including us, many of whom were also named in the NJDEP’s 2003 Directive and the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings.

Many uncertainties remain regarding how the EPA intends to implement the ROD. We anticipate that performance of the EPA’s selected remedy will be subject to future negotiation, potential enforcement proceedings and/or possible litigation. The RI/FS AOC, 10.9 AOC and Notice do not obligate us to fund or perform any remedial action contemplated by either the ROD or RI/FS and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time.

Based on currently known facts and circumstances, we do not believe that this matter is reasonably likely to have a material impact on our results of operations, including, among other factors, because we do not believe that there was any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear any costs of remediation and/or damages. However, our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River, and/or one or more adverse determinations related to this matter, are uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. Therefore, it is possible that the ultimate liability resulting from this matter and the impact on our results of operations could be material.

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of December 31, 2019, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 14,824 beneficial holders of our common stock as of February 5, 2020, of which approximately 895 were holders of record.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
Getty Realty Corp.	100.00	100.69	156.76	174.56	198.30	231.65
Standard & Poor's 500	100.00	101.38	113.51	138.29	132.23	173.86
Peer Group	100.00	107.72	130.97	135.65	153.43	191.97

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2014, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

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

Item 6. Selected Financial Data

GETTY REALTY CORP. AND SUBSIDIARIES

SELECTED FINANCIAL DATA

(in thousands, except per share amounts and number of properties)

	For the Years ended December 31,
	2019	2018 (a)	2017 (b)	2016	2015 (c)
OPERATING DATA:
Total revenues	$140,655	$136,106	$120,153	$115,271	$110,776
Net earnings	$49,723	$47,706	$47,186	$38,411	$37,410
Basic and diluted per share amounts:
Net earnings	1.19	1.17	1.26	1.12	1.11
Basic weighted average common shares outstanding	41,072	40,171	36,897	33,806	33,420
Diluted weighted average common shares outstanding	41,110	40,191	36,897	33,806	33,420
Dividends declared per share (d)	1.42	1.31	1.16	1.03	1.15

FUNDS FROM OPERATIONS AND ADJUSTED FUNDS FROM OPERATIONS (e):
Net earnings	$49,723	$47,706	$47,186	$38,411	$37,410
Depreciation and amortization of real estate assets	25,161	23,636	19,089	19,170	16,974
Gains on dispositions of real estate	(1,063)	(3,948)	(1,041)	(6,213)	(2,611)
Impairments	4,012	6,170	9,321	12,814	17,361
Funds from operations	77,833	73,564	74,555	64,182	69,134
Revenue recognition adjustments	(960)	(2,223)	(1,976)	(3,417)	(4,471)
(Recovery) for deferred rent/mortgage receivables	—	—	—	—	(93)
Changes in environmental estimates	(5,386)	(1,319)	(6,854)	(7,007)	(4,639)
Accretion expense	2,006	2,409	3,448	4,107	4,829
Environmental litigation accruals	5,896	(45)	1,044	801	374
Insurance reimbursements	(4,866)	(2,570)	(1,804)	(1,146)	—
Legal settlements and judgments	(2,707)	(147)	(6,381)	(514)	(18,176)
Acquisition costs	—	—	—	86	445
Adjusted funds from operations	$71,816	$69,669	$62,032	$57,092	$47,403

BALANCE SHEET DATA (AT END OF YEAR):
Real estate before accumulated depreciation and amortization	$1,113,651	$1,043,106	$970,964	$782,166	$783,233
Total assets	1,211,777	1,161,948	1,072,754	877,306	896,918
Total debt	469,065	444,409	379,158	298,544	317,093
Stockholders’ equity	$589,439	$581,164	$553,695	$430,918	$406,561

NUMBER OF PROPERTIES:
Owned	877	859	828	740	753
Leased	68	74	79	89	98
Total properties	945	933	907	829	851

(a)

Includes (from the date of acquisition) the effect of the $52.6 million acquisition of 30 properties in the E-Z Mart transaction on April 17, 2018, and the effect of the $17.4 million acquisition of six properties in the Applegreen transaction on August 1, 2018.

(b)

Includes (from the date of acquisition) the effect of the $123.1 million acquisition of 49 properties in the Empire transaction on September 6, 2017, and the effect of the $68.7 million acquisition of 38 properties in the Applegreen transaction on October 3, 2017.

(c)	Includes (from the date of the acquisition) the effect of the $214.5 million acquisition of 77 properties in the United Oil transaction on June 3, 2015.
(d)	Includes a special dividend of $0.22 per share for the year ended December 31, 2015.
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

This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

General

Real Estate Investment Trust

We are a REIT specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of December 31, 2019, we owned 877 properties and leased 68 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, automotive service and other retail operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive service or other retail businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

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

Our Properties

Net Lease. As of December 31, 2019, we leased 931 of our properties to tenants under triple-net leases.

Our net lease properties include 813 properties leased under 28 separate unitary or master triple-net leases and 118 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of December 31, 2019, we were actively redeveloping five of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of December 31, 2019, nine of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station, and other automotive related, properties, and we expect to continue to pursue investments that we believe will benefit our financial performance. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote geographic and tenant diversity in our property portfolio.

During the year ended December 31, 2019, we acquired fee simple interests in 27 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $87.2 million. Included in these acquisitions was our June 17, 2019, acquisition of fee simple interests in six convenience store and gasoline station properties from 1234 M Division Street Inc. (“1234 M”). These properties were simultaneously leased to 1234 M under a long-term triple-net unitary lease. The properties are located in the metro Los Angeles, CA area. The total purchase price for the transaction was $24.7 million, which was funded with funds available under our Revolving Facility. Also included was our November 22, 2019, acquisition of fee simple interests in four car wash properties from Go Car Wash Propco Inc. These properties were simultaneously leased to QNC OpCo Inc (“QNC”) under a long-term triple-net unitary lease. The properties are located in Las Vegas, NV. The total purchase price for the transaction was $14.1 million, which was funded with funds available under our Revolving Facility. In addition to the 1234 M and QNC transactions, in 2019, we acquired fee simple interests in 17 convenience store and gasoline station, and other automotive related properties in various transactions for an aggregate purchase price of $48.3 million.

During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $78.0 million. Included in these acquisitions was our April 17, 2018, acquisition of fee simple interests in 30 convenience store and gasoline station properties from GPM Investments, LLC (“GPM”). These properties were simultaneously leased to GPM, a leading regional convenience store and gasoline station operator, under a long-term triple-net unitary lease. The properties are located across Arkansas, Louisiana, Oklahoma and Texas. The total purchase price for the transaction was $52.6 million, which was funded with funds available under our Revolving Facility. Also included was our August 1, 2018, acquisition of fee simple interests in six convenience store and gasoline station properties from a U.S. subsidiary of Applegreen PLC (“Applegreen”), the largest convenience store and gasoline station operator in the Republic of Ireland. These properties were simultaneously leased to a U.S. subsidiary of Applegreen under a long-term triple-net unitary lease. The properties are located within the metropolitan market of Columbia, SC. The total purchase price for the transaction was $17.4 million, which was funded with funds available under our Revolving Facility. In addition to the GPM and Applegreen transactions, in 2018, we acquired fee simple interests in five convenience store and gasoline station, and other automotive related properties in various transactions for an aggregate purchase price of $8.0 million.

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

For the year ended December 31, 2019 and 2018, rent commenced on four and six completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 13 redevelopment projects.

For the year ended December 31, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2019, we transferred $0.5 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

For the year ended December 31, 2018, we spent $2.7 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. During the year ended December 31, 2018, we transferred $2.2 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. In addition, during the year ended December 31, 2018, we spent $4.4 million to reimburse tenants for capital expenditures related to our redevelopment activities.

As of December 31, 2019, we were actively redeveloping five of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition to the five properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of December 31, 2019, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $4.0 million and $6.2 million for the years ended December 31, 2019 and 2018, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates. For a discussion of the risks associated with asset impairments, see “Item 1A. Risk Factors – Our assets may be subject to impairment charges.”

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

Results of Operations

Year ended December 31, 2019, compared to year ended December 31, 2018

Revenues from rental properties increased by $4.7 million to $137.7 million for the year ended December 31, 2019, as compared to $133.0 million for the year ended December 31, 2018. The increase in revenues from rental properties was primarily due to $4.7 million of revenue from the properties acquired in 2019 and the second half of 2018. Rental income contractually due from our tenants included in revenues from rental properties was $119.3 million for the year ended December 31, 2019, as compared to $114.1 million for the year ended December 31, 2018. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $17.5 million and $16.7 million for the years ended December 31, 2019 and 2018, respectively. Interest income on notes and mortgages receivable was $2.9 million for the year ended December 31, 2019, as compared to $3.1 million for the year ended December 31, 2018.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which increased rental revenue by $1.0 million and $2.2 million for the years ended December 31, 2019 and 2018, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $25.0 million for the year ended December 31, 2019, as compared to $23.6 million for the year ended December 31, 2018. The increase in property costs for the year ended December 31, 2019, was principally due to an increase in reimbursable real estate taxes and an increase in professional fees related to property redevelopments.

Impairment charges were $4.0 million for the year ended December 31, 2019, as compared to $6.2 million for the year ended December 31, 2018. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2019 and 2018, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses were $5.4 million for the year ended December 31, 2019, as compared to $4.2 million for the year ended December 31, 2018. The increase in environmental expenses for the year ended December 31, 2019, was principally due to a $5.8 million increase in environmental litigation accruals, offset by a $4.5 million decrease in net environmental remediation costs and estimates, and a $0.2 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $15.2 million for the year ended December 31, 2019, as compared to $14.7 million for the year ended December 31, 2018. The increase in general and administrative expense for the year ended December 31, 2019, was principally due to a $0.7 million increase in stock-based compensation, a $0.2 million increase in employee related expenses, $0.3 million of non-recurring employee related expenses attributable to retirement costs, partially offset by a $0.6 million decrease in legal and other professional fees.

Depreciation and amortization expense was $25.2 million for the year ended December 31, 2019, as compared to $23.6 million for the year ended December 31, 2018. The increase in depreciation and amortization expense was primarily due to depreciation and amortization of properties acquired offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate were $1.1 million for the year ended December 31, 2019, as compared to $3.9 million for the year ended December 31, 2018. The gains were the result of the sale of nine properties during each of the years ended December 31, 2019 and 2018.

Other income was $7.6 million for the year ended December 31, 2019, as compared to $2.7 million for the year ended December 31, 2018. For the year ended December 31, 2019, other income was primarily attributable to $4.9 million received from environmental insurance reimbursements and $2.7 million received from legal settlements and judgments. Other income for the year ended December 31, 2018, was primarily attributable to $2.6 million received from environmental insurance reimbursements.

Interest expense was $24.6 million for the year ended December 31, 2019, as compared to $22.3 million for the year ended December 31, 2018. The increase was due to higher average borrowings outstanding for the year ended December 31, 2019, as compared to the year ended December 31, 2018.

For the year ended December 31, 2019, FFO was $77.8 million, as compared to $73.6 million for the year ended December 31, 2018. For the year ended December 31, 2019, AFFO was $71.8 million, as compared to $69.7 million for the year ended December 31, 2018. FFO for the year ended December 31, 2019, was impacted by changes in net earnings, but excludes a $2.2 million decrease in impairment charges, a $1.6 million increase in depreciation and amortization expense and a $2.8 million decrease in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2019, also excludes a $2.6 million increase in legal settlements and judgments, a $4.5 million decrease in environmental estimates and accretion expense, a $2.3 million increase in insurance reimbursements, a $5.9 million increase in environmental litigation accruals, and a $1.2 million decrease in Revenue Recognition Adjustments.

Basic and diluted earnings per share was $1.19 per share for the year ended December 31, 2019, as compared to $1.17 per share for the year ended December 31, 2018. Basic and diluted FFO per share for the year ended December 31, 2019, was $1.86 per share as compared to $1.81 and $1.80 per share, respectively, for the year ended December 31, 2018. Basic and diluted AFFO per share for the year ended December 31, 2019, was $1.72 per share, as compared to $1.71 per share for the year ended December 31, 2018.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility (which is scheduled to mature in March 2022), proceeds from the sale of shares of our common stock through offerings from time to time under our ATM Program, and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. We believe that our operating cash needs for the next twelve months can be met by cash flows from operations, borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents.

Our cash flow activities for the years ended December 31, 2019, 2018 and 2017, are summarized as follows (in thousands):

	Year ended December 31,
	2019	2018	2017
Net cash flow provided by operating activities	$76,774	$66,361	$59,253
Net cash flow (used in) investing activities	(82,553)	(78,946)	(208,728)
Net cash flow (used in) provided by financing activities	$(19,299)	$40,514	$157,094

Operating Activities

Net cash flow from operating activities increased by $10.4 million for the year ended December 31, 2019, to $76.8 million, as compared to $66.4 million for the year ended December 31, 2018. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the years ended December 31, 2019, 2018 and 2017, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities increased by $3.7 million for the year ended December 31, 2019, to a use of $82.6 million, as compared to a use of $78.9 million for the year ended December 31, 2018. The increase in net cash flow from investing activities for the year ended December 31, 2019, was primarily due to an increase of $9.2 million of property acquisitions and a $1.7 million decrease in proceeds from dispositions of real estate, partially offset by a decrease in capital expenditures of $3.8 million, a decrease in additions to construction in progress of $2.3 million and an increase of $1.3 million in collection of notes and mortgages receivable.

Financing Activities

Net cash flow used in financing activities decreased by $59.8 million for the year ended December 31, 2019, to a use of $19.3 million, as compared to net cash flow of $40.5 million for the year ended December 31, 2018. The decrease in net cash flow from financing activities for the year ended December 31, 2019, was primarily due to a decrease in net proceeds from issuances of common stock of $15.9 million, an increase in dividends paid of $6.4 million, offset by a decrease in net borrowings of $40.0 million and a $2.8 million decrease in debt issuance costs.

Credit Agreement

On June 2, 2015, we entered into a $225.0 million senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. The Credit Agreement consisted of a $175.0 million unsecured revolving credit facility (the “Revolving Facility”) and a $50.0 million unsecured term loan (the “Term Loan”).

On March 23, 2018, we entered in to an amended and restated credit agreement (as amended, the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175.0 million to $250.0 million, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

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

On September 12, 2019, in connection with prepayment of the Term Loan, we entered into a consent and amendment (the “Second Amendment”) of our Restated Credit Agreement. The Second Amendment modifies the Restated Credit Agreement to, among other things, (a) increase our borrowing capacity under the Revolving Facility from $250.0 million to $300.0 million and (b) decrease lender commitments under the Term Loan to $0.0 million.

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

The Notes, the Series E Notes, the Series G Notes, and the Series H Notes, respectively issued thereunder, are collectively referred to as the “senior unsecured notes.”

Debt Maturities

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes, exclusive of extension options, are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2019	December 31, 2018
Revolving Facility	March 2022	3.29%	$20,000	$70,000
Term Loan	March 2023	—	—	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	—
Series G Notes	September 2029	3.52%	50,000	—
Series H Notes	September 2029	3.52%	25,000	—
Total debt			470,000	445,000
Unamortized debt issuance costs, net (a)			(2,949)	(3,364)
Total debt, net			$467,051	$441,636

(a)

Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2019 and 2018, of $2,014 and $2,773, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

As of December 31, 2019, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes.

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

During the years ended December 31, 2019 and 2018, we issued 0.4 million and 1.1 million shares of common stock and received net proceeds of $14.2 million and $30.1 million, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the year ended December 31, 2019, we acquired fee simple interests in 27 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $87.2 million. During the year ended December 31, 2018, we acquired fee simple interests in 41 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $78.0 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the year ended December 31, 2019 and 2018, rent commenced on four and six completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 13 redevelopment projects.

For the year ended December 31, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. For the year ended December 31, 2018, we spent $2.7 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. In addition, during the year ended December 31, 2018, we spent $4.4 million to reimburse tenants for capital expenditures related to our redevelopment activities.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2019, we have a remaining commitment to fund up to $7.1 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders aggregated $56.9 million, $50.5 million and $39.3 million, for the years ended December 31, 2019, 2018 and 2017, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2019, were comprised of borrowings under the credit agreement, our senior unsecured notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties which were previously leased to Marketing.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2019, exclusive of extension options and unamortized debt issuance costs, are summarized below (in thousands):

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating and finance leases	$18,904	$5,515	$7,665	$3,879	$1,845
Credit agreement	20,000	—	20,000	—	—
Senior unsecured notes	450,000	—	100,000	75,000	275,000
Interest on debt (a)	123,411	22,915	34,237	26,184	40,075
Estimated environmental remediation expenditures (b)	50,723	6,347	17,380	7,515	19,481
Capital improvements (c)	7,129	94	—	2,635	4,400
Total	$670,167	$34,871	$179,282	$115,213	$340,801

(a)	For our Restated Credit Agreement, which bears interest at variable rates, future interest expense was calculated using the cost of borrowing as of December 31, 2019.
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
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

We have no significant contractual obligations that are not fully recorded on our consolidated balance sheets or fully disclosed in the notes to our consolidated financial statements. We have no off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K promulgated by the Exchange Act.

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

Litigation

Legal fees related to litigation are expensed as legal services are performed. We provide for litigation accruals, including certain litigation related to environmental matters (see “Environmental Litigation” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

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

Allocation of the Purchase Price of Properties Acquired

Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates and EBITDA to rent coverage ratios.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant fails to pay them.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such preexisting contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2019, we had accrued a total of $50.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38.3 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $14.5 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2.0 million, $2.4 million and $3.4 million of net accretion expense was recorded for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2019, 2018 and 2017, we recorded credits to environmental expenses aggregating $5.4 million, $1.3 million and $6.9 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2019 and 2018, we increased the carrying values of certain of our properties by $1.9 million and $5.1 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, were $4.1 million, $4.3 million and $4.3 million, respectively. Capitalized asset retirement costs were $39.7 million (consisting of $22.2 million of known environmental liabilities and $17.5 million of reserves for future environmental liabilities) as of December 31, 2019, and $45.7 million (consisting of $20.4 million of known environmental liabilities and $25.3 million of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $3.7 million and $3.9 million for the years ended December 31, 2019 and 2018, respectively, for capitalized asset retirement costs.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the amount of data available upon initial assessment of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to allocation of responsibilities to others, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider, among other things, laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates derived upon facts known to us at this time, which are subject to significant change as circumstances change, and as environmental contingencies become more clearly defined and reasonably estimable.

Any changes to our estimates or our assumptions that form the basis of our estimates may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2019 and 2018, we had accrued $17.8 million and $12.2 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of December 31, 2019, were $20.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $20.0 million for the year ended December 31, 2019, an increase in market interest rates of 1.0% for 2020 would decrease our 2020 net income and cash flows by approximately $0.2 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $20.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2020 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

Item 8.    Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2019	2018
ASSETS:
Real Estate:
Land	$669,351	$631,185
Buildings and improvements	442,220	409,753
Construction in progress	2,080	2,168
	1,113,651	1,043,106
Less accumulated depreciation and amortization	(165,892)	(150,691)
Real estate, net	947,759	892,415
Investment in direct financing leases, net	82,366	85,892
Notes and mortgages receivable	30,855	33,519
Cash and cash equivalents	21,781	46,892
Restricted cash	1,883	1,850
Deferred rent receivable	41,252	37,722
Accounts receivable, net of allowance of $0 and $2,094, respectively	3,063	3,008
Right-of-use assets - operating	21,191	—
Right-of-use assets - finance	987	—
Prepaid expenses and other assets	60,640	60,650
Total assets	$1,211,777	$1,161,948
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings under credit agreement	$20,000	$120,000
Senior unsecured notes, net	449,065	324,409
Environmental remediation obligations	50,723	59,821
Dividends payable	15,557	14,495
Lease liability - operating	21,844	—
Lease liability - finance	4,191	—
Accounts payable and accrued liabilities	60,958	62,059
Total liabilities	622,338	580,784
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,367,846 and 40,854,491 shares issued and outstanding, respectively	414	409
Additional paid-in capital	656,127	638,178
Dividends paid in excess of earnings	(67,102)	(57,423)
Total stockholders’ equity	589,439	581,164
Total liabilities and stockholders’ equity	$1,211,777	$1,161,948

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2019	2018	2017
Revenues:
Revenues from rental properties	$137,736	$133,019	$117,161
Interest on notes and mortgages receivable	2,919	3,087	2,992
Total revenues	140,655	136,106	120,153
Operating expenses:
Property costs	24,978	23,645	22,340
Impairments	4,012	6,170	9,321
Environmental	5,428	4,151	(71)
General and administrative	15,183	14,661	13,879
Allowance for doubtful accounts	194	470	205
Depreciation and amortization	25,161	23,636	19,089
Total operating expenses	74,956	72,733	64,763

Gains on dispositions of real estate	1,063	3,948	1,041

Operating income	66,762	67,321	56,431

Other income, net	7,593	2,730	8,524
Interest expense	(24,632)	(22,345)	(17,769)
Net earnings	$49,723	$47,706	$47,186

Basic earnings per common share:
Net Earnings	$1.19	$1.17	$1.26

Diluted earnings per common share:
Net Earnings	$1.19	$1.17	$1.26

Weighted average common shares outstanding:
Basic	41,072	40,171	36,897
Diluted	41,110	40,191	36,897

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,723	$47,706	$47,186
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	25,161	23,636	19,089
Impairment charges	4,012	6,170	9,321
(Gains) loss on dispositions of real estate	(1,063)	(3,948)	(1,041)
Deferred rent receivable	(3,530)	(4,112)	(3,644)
Allowance for uncollectible accounts	194	470	205
Amortization of above-market and below-market leases	(623)	(808)	(522)
Amortization of investment in direct financing leases	3,526	3,015	2,511
Amortization of debt issuance costs	971	871	771
Accretion expense	2,006	2,409	3,448
Stock-based compensation expense	2,468	1,777	1,350
Changes in assets and liabilities:
Accounts receivable	(740)	(814)	(1,295)
Prepaid expenses and other assets	(503)	(708)	489
Environmental remediation obligations	(12,931)	(11,210)	(19,798)
Accounts payable and accrued liabilities	8,103	1,907	1,183
Net cash flow provided by operating activities	76,774	66,361	59,253
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(87,157)	(77,972)	(214,000)
Capital expenditures	(14)	(3,794)	(434)
Addition to construction in progress	(365)	(2,657)	(1,255)
Proceeds from dispositions of real estate	1,558	3,303	2,739
Deposits for property acquisitions	(510)	(430)	2,346
(Issuance) of notes and mortgages receivable	(464)	(530)	—
Collection of notes and mortgages receivable	4,399	3,134	1,876
Net cash flow (used in) investing activities	(82,553)	(78,946)	(208,728)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	75,000	95,000	135,000
Repayments under credit agreements	(175,000)	(130,000)	(105,000)
Proceeds from senior unsecured notes	125,000	100,000	50,000
Payments of finance lease liability	(542)	(468)	(342)
Payments of cash dividends	(56,889)	(50,503)	(39,299)
Payments of debt issuance costs	(556)	(3,393)	(157)
Security deposits received (refunded)	(347)	(260)	247
Payments in settlement of restricted stock units	(115)	—	(1,195)
Proceeds from issuance of common stock, net - equity offering	—	—	104,312
Proceeds from issuance of common stock, net - ATM	14,150	30,138	13,528
Net cash flow (used in) provided by financing activities	(19,299)	40,514	157,094
Change in cash, cash equivalents and restricted cash	(25,078)	27,929	7,619
Cash, cash equivalents and restricted cash at beginning of year	48,742	20,813	13,194
Cash, cash equivalents and restricted cash at end of year	$23,664	$48,742	$20,813

	Year ended December 31,
	2019	2018	2017
Supplemental disclosures of cash flow information
Cash paid (refunded) during the period for:
Interest	$23,030	$20,790	$16,435
Income taxes	304	244	(195)
Environmental remediation obligations	7,544	9,891	12,944
Non-cash transactions
Dividends declared but not yet paid	15,557	14,495	12,846
Issuance of notes and mortgages receivable related to property dispositions	$1,206	$3,743	$1,505

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

Reclassifications

Changes in environmental estimates and impairments, which were recorded in prior periods, that were related to properties previously classified as discontinued operations are now included in operating expenses in environmental and impairments, respectively. These amounts have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on our previously reported net earnings. Further, these amounts are now included with amounts related to properties that were sold subsequent to the change in the definition of discontinued operations, and therefore all impacts from previously disposed properties are within the same financial statement line items.

In connection with our adoption of Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), as described below, we adopted the practical expedient that alleviates the requirement to separately present lease and non-lease rental income. As a result, tenant reimbursements are now included within revenues from rental properties in our consolidated statements of operations. To facilitate comparability, we have reclassified prior period amounts related to tenant reimbursements to conform to the presentation of the current period financial statements.

Debt issuance costs of $2,773,000 that were previously included within borrowings under credit agreement as of December 31, 2018, are now presented in prepaid expenses and other assets. The change in classification for debt issuance costs is due to the fluctuating nature of the outstanding balance related to the Revolving Facility. As of December 31, 2019, debt issuance costs of $2,014,000 are presented in prepaid expenses and other assets.

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates and EBITDA to rent coverage ratios.

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

We periodically assess whether there are any indicators that the value of our net investments in direct financing leases may be impaired. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required if any losses are both probable and reasonably estimable. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. If this review indicates a permanent decline in the fair value of the asset below its carrying value, we recognize an impairment charge. There were no impairments of any of our direct financing leases during the years ended December 31, 2019 and 2018.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We evaluate the collectability of both interest and principal on each loan to determine whether it is impaired. A loan is considered to be impaired when, based upon current information and events, it is probable that we will be unable to collect all amounts due under the existing contractual terms. When a loan is considered to be impaired, the amount of the loss is calculated by comparing the recorded investment to the fair value determined by discounting the expected future cash flows at the loan’s effective interest rate or to the fair value of the underlying collateral, if the loan is collateralized. Interest income on performing loans is accrued as earned. Interest income on impaired loans is recognized on a cash basis. We do not provide for an additional allowance for loan losses based on the grouping of loans, as we believe that the characteristics of the loans are not sufficiently similar to allow an evaluation of these loans as a group for a possible loan loss allowance. As such, all of our loans are evaluated individually for impairment purposes. There were no impairments related to our notes and mortgages receivable during the years ended December 31, 2019 and 2018.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2019 and 2018, restricted cash of $1,883,000 and $1,850,000, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2019 and 2018.

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

We recorded impairment charges aggregating $4,012,000, $6,170,000 and $9,321,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $296,000 of the $4,012,000 in impairments recognized during the year ended December 31, 2019) and (ii) discounted cash flow models (this method was used to determine $0 of the $4,012,000 in impairments recognized during the year ended December 31, 2019). During the year ended December 31, 2019, we recorded $3,716,000 of the $4,012,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2019, 2018 and 2017, impairment charges aggregating $1,202,000, $1,268,000 and $1,042,000, respectively, were related to properties that were previously disposed of by us.

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

New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02 lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance. In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases, to clarify how to apply certain aspects of the new standard. In July 2018, the FASB also issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, to give entities another option for transition and to provide lessors with a practical expedient to reduce the cost and complexity of implementing the new standard. The transition option allows entities to not apply the new leases standard in the comparative periods in their financial statements in the year of adoption. In December 2018, the FASB issued ASU 2018-20, which clarifies lessor treatment of sales taxes and other similar taxes collected from lessees, lessor costs paid directly by lessees and recognition of variable payments for contracts with lease and non-lease components. We elected the package of practical expedients and the lease and non-lease component practical expedient. We elected to apply the transition requirements at the January 1, 2019, effective date rather than at the beginning of the earliest comparative period presented. Our consolidated financial statements for the year ending December 31, 2019, are presented under the new standard, while the comparative periods presented were not adjusted and continue to be reported in accordance with our historical accounting policy. For additional information regarding new lease accounting standard, see Note 2 – Leases.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”) to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 applies to financial assets measured at amortized cost and certain other instruments, including notes and mortgages receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. ASU 2016-13 became effective for us and was adopted on January 1, 2020 and requires a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We do not expect ASU 2016-13 will have a material effect on our consolidated financial statements.

NOTE 2. — LEASES

As of December 31, 2019, we owned 877 properties and leased 68 properties from third-party landlords. These 945 properties are located in 33 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, automotive service and other retail operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive service or other retail businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 5 – Environmental Obligations.

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

Revenues from rental properties for the years ended December 31, 2019, 2018 and 2017, were $137,736,000, $133,019,000 and $117,161,000, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $119,293,000, $114,105,000 and $99,355,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties were $960,000, $2,223,000 and $1,976,000 for the years ended December 2019, 2018 and 2017, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $17,483,000, $16,691,000 and $15,829,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

We incurred $373,000, $579,000 and $126,000 of lease origination costs for the years ended December 31, 2019, 2018 and 2017, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $82,366,000 investment in direct financing leases as of December 31, 2019, are lease payments receivable of $126,412,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $57,974,000. The components of the $85,892,000 investment in direct financing leases as of December 31, 2018, are lease payments receivable of $139,276,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $67,312,000.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2019, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2020	$109,923	$13,156
2021	110,666	13,339
2022	110,369	13,420
2023	110,508	13,467
2024	108,480	13,611
Thereafter	666,010	59,419
Total	$1,215,956	$126,412

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

For leases in which we are the lessee, ASU 2016-02 requires leases with durations greater than twelve months to be recognized on our consolidated balance sheets. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carryforward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.

As of January 1, 2019, we recognized operating lease right-of-use assets of $25,561,000 (net of deferred rent expense) and operating lease liabilities of $26,087,000, which were presented on our consolidated financial statements. The right-of-use assets and lease liabilities are carried at the present value of the remaining expected future lease payments. When available, we use the rate implicit in the lease to discount lease payments to present value; however, our current leases did not provide a readily determinable implicit rate. Therefore, we estimated our incremental borrowing rate to discount the lease payments based on information available and considered factors such as interest rates available to us on a fully collateralized basis and terms of the leases. ASU 2016-02 did not have a material impact on our consolidated balance sheets or on our consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2019
Assets
Right-of-use assets - operating	$21,191
Right-of-use assets - finance	987
Total lease assets	$22,178
Liabilities
Lease liability - operating	$21,844
Lease liability - finance	4,191
Total lease liabilities	$26,035

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	9.3
Finance leases	11.5
Weighted-average discount rate
Operating leases (a)	5.31%
Finance leases	17.18%
(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2019
Operating lease cost	$4,496
Finance lease cost
Amortization of leased assets	542
Interest on lease liabilities	812
Short-term lease cost	181
Total lease cost	$6,031

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$4,369
Operating cash flows for finance leases	812
Financing cash flows for finance leases	$542

As of December 31, 2019, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2020	$4,057	$1,369
2021	3,558	1,273
2022	2,894	1,093
2023	2,774	856
2024	2,910	785
Thereafter	12,168	2,022
Total lease payments	28,361	7,398
Less: amount representing interest	(6,517)	(3,207)
Present value of lease payments	$21,844	$4,191

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, future minimum annual rentals payable under such leases, excluding renewal options, as of December 31, 2018, would have been as follows: 2019 – $6,016,000, 2020 – $5,284,000, 2021 – $4,371,000, 2022 – $2,766,000, 2023 – $2,021,000 and $2,754,000 thereafter.

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately eight years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2020 – $5,515,000, 2021 – $4,625,000, 2022 – $3,040,000, 2023 – $2,319,000, 2024 – $1,560,000 and $1,845,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $4,664,000, $4,660,000 and $5,091,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2019, 2018 and 2017, was $8,699,000, $9,023,000 and $9,296,000, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2019, we had three significant tenants by revenue:

•

We leased 153 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 18% and 17% of our total revenues for the years ended December 31, 2019 and 2018, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% of our total revenues for each of the years ended December 31, 2019 and 2018.

•

We leased 75 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% of our total revenues for each of the years ended December 31, 2019 and 2018. The largest of these unitary leases, covering 57 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2019, 365 of the properties we own or lease were previously leased to Marketing, of which 324 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 30 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2019, we have a remaining commitment to fund up to $7,129,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2019, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,532,000 (net of accumulated amortization of $1,473,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2019 and 2018, we had accrued $17,820,000 and $12,231,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We recorded provisions aggregating $5,896,000 for the year ended December 31, 2019, and credits aggregating $45,000, for environmental litigation accruals for the year ended December 31, 2018, for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. During the years ended December 31, 2019 and 2018, we received $2,707,000 and $147,000, respectively, for former legal litigation settlements.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In September 2003, we received a directive (the “Directive”) issued by the New Jersey Department of Environmental Protection (“NJDEP”) under the New Jersey Spill Compensation and Control Act. The Directive indicated that we are one of approximately 66 potentially responsible parties (“PRPs”) for alleged natural resource damages resulting from the discharges of hazardous substances along the Lower Passaic River (the “Lower Passaic River”).

The Directive provides, among other things, that the named recipients must conduct an assessment of the natural resources that have been injured by discharges into the Lower Passaic River and must implement interim compensatory restoration for the injured natural resources. The NJDEP alleges that our liability arises from alleged discharges originating from our former Newark, New Jersey Terminal site (which we sold in October 2013). We responded to the Directive by asserting that we are not liable. In 2005, the NJDEP initiated litigation in the Superior Court of Essex County against Occidental Chemical Corporation (“Occidental”), Tierra Solutions, Inc. (“Tierra”), Maxus Energy Corporation (“Maxus”), Repsol YPF, S.A., YPF, S.A., YPF Holdings, Inc. and CLH Holdings, Inc. as former owners, operators and/or affiliates of the Diamond Shamrock Corporation facility located at 80 Lister Avenue in Newark, New Jersey in the matter of the NJDEP et al. v. Occidental Chemical Corp. et al., alleging these entities are responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances from the Lister facility. The Defendants asserted third-party claims against over 300 third-party defendants, including us, seeking contribution or cost recovery for the claims asserted by the NJDEP. On December 12, 2013, the NJDEP entered into a Consent Judgment resolving the NJDEP’s claims against all third-party defendants, and releasing third-party defendants for any obligation to comply with the terms of the Directive and for future Natural Resource Damage claims that may be brought by the State of New Jersey to the extent such claims do not exceed 20% of the aggregate funds paid by the third-party defendants in settlement of the state court litigation. Subject to this reservation of rights by the NJDEP, the demands made by the NJDEP pursuant to the Directive, as they apply to us, are resolved.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site, which includes a 17-mile stretch of the Lower Passaic River. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the 17-mile stretch of the Lower Passaic River, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the Lower Passaic River. Most of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the Lower Passaic River. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the 17-mile stretch of the Lower Passaic River. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for the upper 9-miles of the Lower Passaic River based on an iterative approach using adaptive management strategies. On August 12, 2019, the CPG submitted a draft Interim Remedy Feasibility Study to the EPA which identifies various targeted dredge and cap alternatives, which the EPA is still evaluating.

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”)with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections, and on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other PRPs received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides in the Lower Passaic River generated from the production of Agent Orange at its Diamond Alkali Company plant and a discharger of other contaminants of concern (“COCs”) to the Lower Passaic River), for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” PRPs for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the PRPs and other parties not yet identified will be eligible for a cash out settlement with the EPA. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for the remedy selected for the lower 8-miles of the Lower Passaic River. In December 2019, Occidental submitted a report to the EPA on the progress of the remedial design work, which is still ongoing.

Occidental has asserted that it is entitled to indemnification by Maxus and Tierra for its liability in connection with the Diamond Alkali Superfund Site. Occidental has also asserted that Maxus and Tierra’s parent company, YPF, S.A. (“YPF”) and certain of its affiliates must indemnify Occidental. On June 16, 2016, Maxus and Tierra filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In the Chapter 11 proceedings, YPF sought bankruptcy approval of a settlement under which YPF would pay $130,000,000 to the bankruptcy estate in exchange for a release in favor of Maxus, Tierra, YPF and YPF’s affiliates of Maxus and Tierra’s contractual environmental liability to Occidental. We and the CPG filed proofs of claims in the Maxus/Tierra bankruptcy proceedings for costs incurred by the CPG relating to the Lower Passaic River. In July 2017, an amended Chapter 11 plan of liquidation became effective and, in connection therewith, Maxus/Tierra and certain other parties, including us, entered into a mutual contribution release agreement pertaining to certain past costs, but not future remedy costs.

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the lower 8-mile remedial action that is the subject of the ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of similar cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the identified 20 parties to resolve their respective alleged liability for the ROD work, each for a payment to the EPA in the amount of $280,600. In August 2017, the EPA appointed an independent third party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice , which is anticipated to lead to additional offers of cash out settlements to certain additional parties and/or a consent decree in which parties that are not offered a cash-out settlement will agree to perform the lower 8-mile remedial action. The allocation proceedings, which we are participating in, were scheduled to conclude by mid-2019, but have been extended and are still ongoing.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the lower 8-miles of the Passaic River. The complaint lists over 120 defendants, including us, many of whom were also named in the NJDEP’s 2003 Directive and the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings.

Many uncertainties remain regarding how the EPA intends to implement the ROD. We anticipate that performance of the EPA’s selected remedy will be subject to future negotiation, potential enforcement proceedings and/or possible litigation. The RI/FS, AOC, 10.9 AOC and Notice do not obligate us to fund or perform any remedial action contemplated by either the ROD or RI/FS and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the Lower Passaic River, which are not known at this time.

Based on currently known facts and circumstances, we do not believe that this matter is reasonably likely to have a material impact on our results of operations, including, among other factors, because we do not believe that there was any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with its former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear any costs of remediation and/or damages. However, our ultimate liability, if any, in the pending and possible future proceedings pertaining to the Lower Passaic River, and/or one or more adverse determinations related to this matter, are uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. Therefore, it is possible that the ultimate liability resulting from this matter and the impact on our results of operations could be material.

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP alleging various theories of liability due to contamination of groundwater with MTBE involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the possible loss or range of loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings could exceed the amounts accrued as of December 31, 2019, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of December 31, 2019, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 4. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2019	December 31, 2018
Revolving Facility	March 2022	3.29%	$20,000	$70,000
Term Loan	March 2023	—	—	50,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	—
Series G Notes	September 2029	3.52%	50,000	—
Series H Notes	September 2029	3.52%	25,000	—
Total debt			470,000	445,000
Unamortized debt issuance costs, net (a)			(2,949)	(3,364)
Total debt, net			$467,051	$441,636

(a)

Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2019 and 2018, of $2,014 and $2,773, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

Credit Agreement

On June 2, 2015, we entered into a $225,000,000 senior unsecured credit agreement (the “Credit Agreement”) with a group of banks led by Bank of America, N.A. The Credit Agreement consisted of a $175,000,000 unsecured revolving credit facility (the “Revolving Facility”) and a $50,000,000 unsecured term loan (the “Term Loan”).

On March 23, 2018, we entered into an amended and restated credit agreement (as amended, the “Restated Credit Agreement”) amending and restating our Credit Agreement. Pursuant to the Restated Credit Agreement, we (a) increased the borrowing capacity under the Revolving Facility from $175,000,000 to $250,000,000, (b) extended the maturity date of the Revolving Facility from June 2018 to March 2022, (c) extended the maturity date of the Term Loan from June 2020 to March 2023 and (d) amended certain financial covenants and provisions.

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

On September 12, 2019, in connection with prepayment of the Term Loan, we entered into a consent and amendment (the “Second Amendment”) of our Restated Credit Agreement. The Second Amendment modifies the Restated Credit Agreement to, among other things, (a) increase our borrowing capacity under the Revolving Facility from $250,000,000 to $300,000,000 and (b) decrease lender commitments under the Term Loan to $0.

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

Covenants

The Restated Credit Agreement and our senior unsecured notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Restated Credit Agreement and our senior unsecured notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Restated Credit Agreement and our senior unsecured notes, and could result in the acceleration of our indebtedness under the Restated Credit Agreement and our senior unsecured notes. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Restated Credit Agreement.

As of December 31, 2019, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2019, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2020	$—	$—	$—
2021	—	100,000	100,000
2022 (a)	20,000	—	20,000
2023	—	75,000	75,000
2024	—	—	—
Thereafter	—	275,000	275,000
Total	$20,000	$450,000	$470,000

(a)

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant fails to pay them.

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

We anticipate that a majority of the USTs at properties previously leased to Marketing will be replaced over the next several years because these USTs are either at or near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such preexisting contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties), and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2019, we had accrued a total of $50,723,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $12,470,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38,253,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2018, we had accrued a total of $59,821,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $14,477,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $45,344,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $2,006,000, $2,409,000 and $3,448,000 of net accretion expense was recorded for the years ended December 31, 2019, 2018 and 2017, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2019, 2018 and 2017, we recorded credits to environmental expenses aggregating $5,386,000, $1,319,000 and $6,854,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the years ended December 31, 2019, 2018 and 2017, changes in environmental estimates aggregating, $324,000, $560,000 and $3,169,000, respectively, were related to properties that were previously disposed of by us.

During the years ended December 31, 2019 and 2018, we increased the carrying values of certain of our properties by $1,875,000 and $5,111,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2019, 2018 and 2017, were $4,132,000, $4,255,000 and $4,347,000, respectively. Capitalized asset retirement costs were $39,684,000 (consisting of $22,150,000 of known environmental liabilities and $17,534,000 of reserves for future environmental liabilities) as of December 31, 2019, and $45,659,000 (consisting of $20,348,000 of known environmental liabilities and $25,311,000 of reserves for future environmental liabilities) as of December 31, 2018. We recorded impairment charges aggregating $3,730,000 and $3,850,000 for the years ended December 31, 2019 and 2018, respectively, for capitalized asset retirement costs.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the amount of data available upon initial assessment of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to allocation of responsibilities to others, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property by property basis, we consider, among other things, laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates derived upon facts known to us at this time, which are subject to significant change as circumstances change, and as environmental contingencies become more clearly defined and reasonably estimable.

Any changes to our estimates or our assumptions that form the basis of our estimates may result in our providing an accrual, or adjustments to the amounts recorded, for environmental remediation liabilities.

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

NOTE 6. — INCOME TAXES

Net cash paid (refunded) for income taxes for the years ended December 31, 2019, 2018 and 2017, of $304,000, $244,000 and $(195,000), respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2019, 2018 and 2017, were: ordinary income of 96.6%, 89.2% and 100.0%, capital gain distributions of 3.4%, 10.8% and 0.0% and non-taxable distributions of 0.0%, 0.0% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2016, 2017 and 2018, and tax returns which will be filed for the year ended 2019, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2019 or 2018. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2019, 2018 and 2017, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
BALANCE, DECEMBER 31, 2016	34,393	$344	$485,659	$(55,085)	$430,918
Net earnings				47,186	47,186
Dividends declared — $1.16 per share				(43,675)	(43,675)
Shares issued pursuant to Equity Offering, net	4,715	47	104,265	—	104,312
Shares issued pursuant to ATM Program, net	513	5	13,523	—	13,528
Shares issued pursuant to dividend reinvestment	48	1	1,270	—	1,271
Stock-based compensation and settlements	27	—	155	—	155
BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				47,706	47,706
Dividends declared — $1.31 per share				(53,555)	(53,555)
Shares issued pursuant to ATM Program, net	1,106	11	30,127	—	30,138
Shares issued pursuant to dividend reinvestment	52	1	1,402	—	1,403
Stock-based compensation and settlements	1	—	1,777	—	1,777
BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				49,723	49,723
Dividends declared — $1.42 per share				(59,402)	(59,402)
Shares issued pursuant to ATM Program, net	449	4	14,146	—	14,150
Shares issued pursuant to dividend reinvestment	47	1	1,450	—	1,451
Stock-based compensation and settlements	17	—	2,353	—	2,353
BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439

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

During the years ended December 31, 2019 and 2018, we issued 449,000 and 1,106,000 shares of common stock and received net proceeds of $14,150,000 and $30,138,000, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the year ended December 31, 2019, we paid regular quarterly dividends of $56,889,000 or $1.40 per share. For the year ended December 31, 2018, we paid regular quarterly dividends of $50,503,000 or $1.28 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2019 and 2018, we issued 46,896 and 51,920 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $1,451,000 and $1,403,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $2,468,000, $1,777,000 and $1,350,000 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

We awarded to employees and directors 156,750, 124,650 and 94,250 RSUs and dividend equivalents in 2019, 2018 and 2017, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after grant or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2019, 2018 and 2017, dividend equivalents aggregating approximately $997,000, $749,000 and $542,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount	Average Per RSU
RSUs OUTSTANDING AT DECEMBER 31, 2016	429,775
Granted	94,250	$2,484,400	$26.36
Settled	(51,770)	1,306,300	25.23
Cancelled	(23,330)	$587,100	$25.17
RSUs OUTSTANDING AT DECEMBER 31, 2017	448,925
Granted	124,650	$3,106,400	$24.92
Settled	—	$—	$—
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2018	573,575
Granted	156,750	$5,203,000	33.19
Settled	(28,300)	943,800	33.35
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2019	702,025

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2019, 2018 and 2017, was $2,447,000, $1,752,000 and $1,328,000, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2019, there was $7,694,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of the 702,025 outstanding RSUs and the 349,135 vested RSUs as of December 31, 2019, was $23,076,000 and $11,476,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value
RSUs VESTED AT DECEMBER 31, 2016	221,819
Vested	55,336	$1,502,900
Settled	(51,770)	$1,306,300
RSUs VESTED AT DECEMBER 31, 2017	225,385
Vested	63,635	$1,871,500
Settled	—	$—
RSUs VESTED AT DECEMBER 31, 2018	289,020
Vested	88,415	$2,906,200
Settled	(28,300)	$943,800
RSUs VESTED AT DECEMBER 31, 2019	349,135

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $327,000, $295,000 and $282,000 for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are included in general and administrative expense in our consolidated statements of operations. During the year ended December 31, 2019 and 2017, we distributed $30,000 and $278,000, respectively from the Supplemental Plan to former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2018.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of December 31, 2019, 2018 and 2017.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
(in thousands):	2019	2018	2017
Net earnings	$49,723	$47,706	$47,186
Less dividend equivalents attributable to RSUs outstanding	(997)	(751)	(567)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	48,726	46,955	46,619
Weighted average common shares outstanding:
Basic	41,072	40,171	36,897
Incremental shares from stock-based compensation	38	20	—
Diluted	41,110	40,191	36,897
Basic earnings per common share	$1.19	$1.17	$1.26
Diluted earnings per common share	$1.19	$1.17	$1.26

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2019 and 2018, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of December 31, 2019 and 2018, the fair value of the borrowings under senior unsecured notes was $470,600,000 and $335,600,000, respectively. The fair value of the borrowings outstanding as of December 31, 2019 and 2018, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of December 31, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$737	$—	$—	$737
Liabilities:
Deferred compensation	$—	$737	$—	$737

The following summarizes as of December 31, 2018, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$534	$—	$—	$534
Liabilities:
Deferred compensation	$—	$534	$—	$534

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2019 and 2018, of $785,000 and $3,096,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of December 31, 2019 and 2018, there were no properties that met criteria to be classified as held for sale.

During the year ended December 31, 2019, we sold nine properties, in separate transactions, which resulted in an aggregate gain of $1,114,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from property condemnations resulting in a loss of $51,000, included in gain on dispositions of real estate, on our consolidated statements of operations.

During the year ended December 31, 2018, we sold nine properties , in separate transactions, which resulted in an aggregate gain of $3,888,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $60,000, included in gain on dispositions of real estate, on our consolidated statements of operations.

NOTE 12. — QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018 (unaudited as to quarterly information) (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2019	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$33,287	$33,560	$35,692	$35,197
Net earnings	$10,927	$13,198	$11,890	$13,708
Diluted earnings per common share:
Net earnings	$0.26	$0.32	$0.28	$0.33

Year Ended December 31, 2018	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$31,352	$33,483	$33,902	$34,282
Net earnings	$10,032	$13,540	$10,944	$13,190
Diluted earnings per common share:
Net earnings	$0.25	$0.33	$0.27	$0.32

NOTE 13. — PROPERTY ACQUISITIONS

2019

During the year ended December 31, 2019, we acquired fee simple interests in 27 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $87,157,000.

On June 17, 2019, we acquired fee simple interests in six convenience store and gasoline station properties for $24,724,000 and entered into a unitary lease with 1234M Division Street Inc. (“1234 M”) at the closing of the transaction. We funded the 1234 M transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with two ten-year renewal options. The unitary lease requires 1234 M to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located primarily in the metro Los Angeles, CA area. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $18,086,000 of the purchase price to land, $4,789,000 to buildings and improvements, $1,849,000 to in-place leases.

On November 22, 2019, we acquired fee simple interests in four car wash properties for $14,144,000 and entered into a unitary lease with a QNC OpCo Inc. (“QNC”) at the closing of the transaction. We funded the QNC transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires QNC to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are all located in Las Vegas, NV. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $2,663,000 of the purchase price to land, $10,469,000 to buildings and improvements and $1,012,000 to in-place leases.

In addition, during the year ended December 31, 2019, we also acquired fee simple interests in 17 convenience store and gasoline station, and other automotive related properties, in separate transactions, for an aggregate purchase price of $48,290,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $18,820,000 of the purchase price to land, $26,790,000 to buildings and improvements and $2,744,000 to in-place leases, $277,000 to above-market leases and $341,000 to below-market leases, which is accounted for as a deferred liability.

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

NOTE 14. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $2,298,000 and $3,500,000 (net of accumulated amortization of $5,653,000 and $5,160,000, respectively) at December 31, 2019 and 2018, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $18,754,000 and $21,514,000 (net of accumulated amortization of $19,905,000 and $17,790,000, respectively) at December 31, 2019 and 2018, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $1,955,000, $2,067,000 and $1,791,000 for the years ended December 31, 2019, 2018 and 2017, respectively. Rent expense included amortization from acquired leases of $333,000, $317,000 and $320,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

In-place leases are included in prepaid expenses and other assets and had a balance of $41,013,000 and $38,542,000 (net of accumulated amortization of $13,042,000 and $9,908,000, respectively) at December 31, 2019 and 2018, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $3,134,000, $2,866,000 and $1,855,000 for the years ended December 31, 2019, 2018 and 2017, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2020	$178,000	$1,645,000	$2,683,000
2021	170,000	1,488,000	2,663,000
2022	161,000	1,410,000	2,651,000
2023	161,000	1,319,000	2,648,000
2024	161,000	1,319,000	2,608,000
Thereafter	1,339,000	11,573,000	27,760,000
	$2,170,000	$18,754,000	$41,013,000

As Lessee:	Below-Market Leases
Year ending December 31,
2020	$97,000
2021	31,000
2022	—
2023	—
2024	—
Thereafter	—
$128,000

NOTE 15. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2019, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from December 31, 2019, through the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 13 to the consolidated financial statements, during the year ended December 31, 2019, the Company acquired fee simple interests in 27 properties which were accounted for as asset acquisitions for an aggregate purchase price of $87,157,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, and EBITDA to rent coverage ratios.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for asset acquisitions is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements for purchase price allocations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the audit evidence  for the relevant significant assumptions relating to the tangible and intangible assets, such as the capitalization rates, market rental rates, and EBITDA to rent coverage ratios, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the development of significant inputs and assumptions used in the estimated fair values of tangible and intangible assets. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing the process used by management to develop fair value estimates of acquired tangible and intangible assets, which involved evaluating the appropriateness of the valuation methods used and the reasonableness of the significant assumptions including capitalization rates, market rental rates, and EBITDA to rent coverage ratios. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. Testing the process used by management involved testing the completeness and accuracy of data provided by management.

Environmental Remediation Obligations

As described in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2019 management has accrued a total of $50,723,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property. Management measures their environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and discounted to present value.

The principal considerations for our determination that performing procedures relating to environmental remediation obligations is a critical audit matter are (i) there was significant judgment by management when developing the fair value measurements for the environmental remediation obligations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the significant assumption and audit evidence relating to the projections of future net cash flows, including estimated remediation costs and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the environmental remediation obligation, including controls over the development of the significant inputs and assumptions including estimated remediation costs. These procedures also included, among others, testing the process used by management to develop fair value estimates of environmental remediation obligations, which involved evaluating the appropriateness of the methods and testing the completeness and accuracy of the data provided by management. Evaluating the reasonableness of the estimated remediation costs assumption included considering whether the assumption was consistent with external market data and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions including estimated remediation costs.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2020

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2019, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of our internal control over financial reporting as of December 31, 2019, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

Name	Age	Position	Officer Since
Christopher J. Constant	41	President, Chief Executive Officer and Director	2012
Joshua Dicker	59	Executive Vice President, General Counsel and Secretary	2008
Danion Fielding	48	Vice President, Chief Financial Officer and Treasurer	2016
Mark J. Olear	55	Executive Vice President and Chief Operating Officer	2014

Mr. Constant has served as President, Chief Executive Officer and Director since January 2016. Mr. Constant joined the Company in November 2010 as Director of Planning and Corporate Development and was later promoted to Treasurer in May 2012, Vice President in May 2013 and Chief Financial Officer in December 2013. Prior to joining the Company, Mr. Constant was a Vice President in the corporate finance department at Morgan Joseph & Co. Inc. and began his career in the corporate finance department at ING Barings. Mr. Constant earned an A.B. from Princeton University.

Mr. Dicker has served as Executive Vice President, General Counsel and Secretary since May 2017. He was Senior Vice President, General Counsel and Secretary since 2012. He was Vice President, General Counsel and Secretary since February 2009. Prior to joining the Company in 2008, he was a partner at the law firm Arent Fox, LLP, resident in its New York City office, specializing in corporate and transactional matters. Mr. Dicker received his B.A. from the State University of New York at Albany, his JD magna cum laude from New York Law School and his LL.M. from New York University.

Mr. Fielding joined the Company in February 2016 as Vice President, Chief Financial Officer and Treasurer. Prior to joining the Company, Mr. Fielding held various positions in real estate and investment banking with Wilbraham Capital, Moinian Group, Nationwide Health Properties, J.P. Morgan, PricewaterhouseCoopers and Daiwa Securities. Mr. Fielding earned an MBA from The University of North Carolina, Kenan-Flagler Business School, a M.Sc. from University College London and a M.Eng. from the University of Manchester.

Mr. Olear has served as Executive Vice President since May 2014 and Chief Operating Officer since May 2015 (Chief Investment Officer since May 2014). Prior to joining the Company, Mr. Olear held various positions in real estate with TD Bank, Home Depot, Toys “R” Us and A&P. Mr. Olear earned a B.A. from Upsala College. Mr. Olear is also a board member of the Board of Trustees for Springpoint Senior Living.

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

There were no such relationships or transactions to report for the year ended December 31, 2019.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

The following Financial Statement Schedules are included beginning on page 77 of this Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2019, 2018 and 2017
Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2019
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2019

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 96 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2019, 2018 and 2017

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
December 31, 2019:
Allowance for accounts receivable	$2,094	$480	$2,574	$—
December 31, 2018:
Allowance for accounts receivable	$1,840	$480	$226	$2,094
December 31, 2017
Allowance for accounts receivable	$2,006	$420	$586	$1,840

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2019

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2019	2018	2017
Investment in real estate:
Balance at beginning of year	$1,043,106	$970,964	$782,166
Acquisitions and capital expenditures	80,518	84,069	205,598
Impairments	(4,252)	(7,950)	(10,623)
Sales and condemnations	(2,246)	(3,091)	(4,520)
Lease expirations/settlements	(3,475)	(886)	(1,657)
Balance at end of year	$1,113,651	$1,043,106	$970,964

Accumulated depreciation and amortization:
Balance at beginning of year	$150,691	$133,353	$120,576
Depreciation and amortization	21,573	20,549	17,018
Impairments	(240)	(1,780)	(1,301)
Sales and condemnations	(546)	(530)	(1,229)
Lease expirations/settlements	(5,586)	(901)	(1,711)
Balance at end of year	$165,892	$150,691	$133,353

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Phenix City, AL	$1,670	$-	$942	$728	$1,670	$25	2019
Brookland, AR	1,468	-	149	1,319	1,468	665	2007
Fayetteville, AR	2,867	-	1,971	896	2,867	77	2018
Fayetteville, AR	2,266	-	1,637	629	2,266	54	2018
Hope, AR	1,472	-	999	473	1,472	41	2018
Jonesboro, AR	2,985	-	330	2,655	2,985	1,389	2007
Jonesboro, AR	868	-	173	695	868	364	2007
Lake Charles, AR	1,468	-	1,002	466	1,468	40	2018
Lake Charles, AR	1,069	-	620	449	1,069	41	2018
Little Rock, AR	978	-	535	443	978	44	2018
Little Rock, AR	2,763	-	497	2,266	2,763	31	2019
Pine Bluff, AR	2,985	-	2,166	819	2,985	69	2018
Rogers, AR	927	-	533	394	927	39	2018
Sulphur, AR	777	-	375	402	777	41	2018
Texarkana, AR	1,592	-	1,058	534	1,592	49	2018
Buckeye, AZ	3,928	-	2,334	1,594	3,928	203	2017
Chandler, AZ	1,838	-	1,261	577	1,838	88	2017
Gilbert, AZ	1,602	-	796	806	1,602	118	2017
Gilbert, AZ	3,204	-	1,839	1,365	3,204	186	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	207	2017
Gilbert, AZ	1,448	-	983	465	1,448	69	2017
Glendale, AZ	1,722	-	1,178	544	1,722	79	2017
Mesa, AZ	2,185	-	1,612	573	2,185	83	2017
Mesa, AZ	1,503	-	839	664	1,503	95	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	153	2017
Peoria, AZ	1,331	-	992	339	1,331	53	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	229	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	53	2018
Phoenix, AZ	2,177	-	1,532	645	2,177	93	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	224	2017
San Tan Valley, AZ	4,022	-	2,549	1,473	4,022	208	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	202	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	318	2017
Tucson, AZ	2,085	-	1,487	598	2,085	91	2017
Tucson, AZ	1,261	-	664	597	1,261	85	2017
Tucson, AZ	1,303	-	590	713	1,303	102	2017
Tucson, AZ	1,301	-	557	744	1,301	105	2017
Tucson, AZ	3,652	-	2,924	728	3,652	104	2017
Alhambra, CA	6,591	-	6,078	513	6,591	18	2019
Bellflower, CA	1,369	-	910	459	1,369	286	2007
Benicia, CA	2,224	-	1,058	1,166	2,224	748	2007
Chula Vista, CA	2,385	-	889	1,496	2,385	372	2014
Coachella, CA	2,235	-	1,217	1,018	2,235	622	2007
Cotati, CA	6,072	-	4,008	2,064	6,072	521	2015
Fillmore, CA	1,354	-	950	404	1,354	251	2007
Grass Valley, CA	1,485	-	853	632	1,485	164	2015
Harbor City, CA	4,442	-	3,597	845	4,442	33	2019
Hesperia, CA	1,643	-	849	794	1,643	467	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Hesperia, CA	$2,055	$-	$492	$1,563	$2,055	$479	2015
Indio, CA	2,727	-	1,486	1,241	2,727	353	2015
Indio, CA	1,250	-	302	948	1,250	257	2015
La Palma, CA	1,971	-	1,389	582	1,971	357	2007
La Puente, CA	7,615	-	6,405	1,210	7,615	361	2015
Lakeside, CA	3,715	-	2,695	1,020	3,715	289	2015
Lakewood, CA	2,612	-	1,804	808	2,612	28	2019
Los Angeles, CA	6,612	-	5,006	1,606	6,612	474	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	382	2015
Ontario, CA	6,613	-	4,523	2,090	6,613	617	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	403	2015
Pomona, CA	1,497	-	674	823	1,497	28	2019
Pomona, CA	2,347	-	1,916	431	2,347	16	2019
Riverside, CA	2,737	-	1,216	1,521	2,737	410	2014
Riverside, CA	2,130	-	1,619	511	2,130	183	2015
Sacramento, CA	3,193	-	2,207	986	3,193	297	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	438	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	487	2015
San Dimas, CA	1,941	-	749	1,192	1,941	661	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	380	2015
San Leandro, CA	5,978	-	5,078	900	5,978	281	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	371	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	418	2015
Stockton, CA	1,187	-	627	560	1,187	169	2015
Torrance, CA	5,386	-	4,017	1,369	5,386	42	2019
Aurora, CO	2,874	-	2,284	590	2,874	86	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	274	2015
Broomfield, CO	2,380	-	1,496	884	2,380	116	2017
Broomfield, CO	1,785	-	1,388	397	1,785	64	2017
Castle Rock, CO	5,269	(128)	3,141	2,000	5,141	570	2015
Colorado Springs, CO	1,382	-	756	626	1,382	86	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	63	2017
Denver, CO	2,157	-	1,579	578	2,157	88	2017
Englewood, CO	2,495	-	2,207	288	2,495	51	2017
Golden, CO	4,641	-	3,247	1,394	4,641	386	2015
Golden, CO	6,151	-	4,201	1,950	6,151	569	2015
Greenwood Village, CO	4,077	-	2,889	1,188	4,077	315	2015
Highlands Ranch, CO	4,356	-	2,921	1,435	4,356	407	2015
Lakewood, CO	2,349	-	1,541	808	2,349	218	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	528	2015
Lone Tree, CO	6,612	-	5,125	1,487	6,612	439	2015
Longmont, CO	3,619	-	2,315	1,304	3,619	386	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	400	2015
Monument, CO	3,828	-	2,798	1,030	3,828	164	2017
Morrison, CO	5,081	-	3,018	2,063	5,081	604	2015
Superior, CO	3,748	-	2,477	1,271	3,748	359	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	646	2015
Westminster, CO	1,457	-	752	705	1,457	194	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Avon, CT	$731	$50	$403	$378	$781	$291	2002
Bridgeport, CT	59	380	24	415	439	278	1982
Bridgeport, CT	350	330	228	452	680	300	1985
Bridgeport, CT	313	298	204	407	611	257	1985
Bridgeport, CT	377	391	246	522	768	362	1985
Bristol, CT	1,594	-	1,036	558	1,594	338	2004
Brookfield, CT	58	489	20	527	547	346	1985
Darien, CT	667	280	434	513	947	458	1985
Durham, CT	994	-	-	994	994	994	2004
Ellington, CT	1,295	-	842	453	1,295	275	2004
Farmington, CT	466	-	303	163	466	99	2004
Franklin, CT	51	447	20	478	498	340	1982
Hamden, CT	645	-	527	118	645	6	2018
Hartford, CT	665	-	432	233	665	141	2004
Manchester, CT	110	323	50	383	433	235	1987
Meriden, CT	1,532	-	989	543	1,532	333	2004
Middletown, CT	133	445	131	447	578	271	1987
New Haven, CT	1,413	(327)	569	517	1,086	261	1985
New Haven, CT	539	209	351	397	748	345	1985
New Haven, CT	217	297	141	373	514	227	1985
Newington, CT	954	-	620	334	954	202	2004
North Haven, CT	90	617	365	342	707	184	1982
Norwalk, CT	511	39	332	218	550	196	1985
Norwalk, CT	-	671	402	269	671	162	1988
Norwich, CT	107	323	44	386	430	252	1982
Old Greenwich, CT	-	1,219	620	599	1,219	319	1969
Plymouth, CT	931	-	605	326	931	198	2004
Ridgefield, CT	402	304	167	539	706	405	1985
South Windham, CT	644	1,398	598	1,444	2,042	722	2004
South Windsor, CT	545	-	337	208	545	137	2004
Stamford, CT	507	16	330	193	523	171	1985
Stamford, CT	604	98	393	309	702	247	1985
Stamford, CT	507	466	330	643	973	406	1985
Suffield, CT	237	603	201	639	840	517	2004
Vernon, CT	1,434	-	-	1,434	1,434	1,434	2004
Wallingford, CT	551	-	335	216	551	145	2004
Waterbury, CT	804	-	516	288	804	178	2004
Waterbury, CT	515	-	335	180	515	109	2004
Waterbury, CT	469	-	305	164	469	99	2004
Watertown, CT	925	-	567	358	925	238	2004
West Haven, CT	185	322	74	433	507	297	1982
West Haven, CT	1,215	-	790	425	1,215	258	2004
Westport, CT	604	12	393	223	616	197	1985
Wethersfield, CT	447	-	-	447	447	447	2004
Willimantic, CT	717	-	466	251	717	152	2004
Wilton, CT	520	212	338	394	732	316	1985
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,499	2004
Windsor Locks, CT	1,031	-	670	361	1,031	219	2004

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Washington, DC	$941	$-	$664	$277	$941	$106	2013
Washington, DC	848	-	418	430	848	143	2013
Callahan, FL	2,894	-	2,056	838	2,894	124	2017
Fernandina Beach, FL	2,137	-	382	1,755	2,137	226	2017
Largo, FL	2,064	-	1,143	921	2,064	5	2019
Orlando, FL	867	34	401	500	901	400	2000
Yulee, FL	1,963	-	570	1,393	1,963	179	2017
Augusta, GA	3,150	-	286	2,864	3,150	371	2017
Augusta, GA	1,843	-	1,077	766	1,843	19	2019
Columbus, GA	1,617	-	984	633	1,617	22	2019
Hinesville, GA	995	-	245	750	995	11	2019
Perry, GA	1,724	-	1,312	412	1,724	64	2017
Haleiwa, HI	1,522	-	1,058	464	1,522	335	2007
Honolulu, HI	1,539	-	1,219	320	1,539	194	2007
Honolulu, HI	1,769	-	1,192	577	1,769	331	2007
Honolulu, HI	1,071	30	981	120	1,101	87	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	596	2007
Kaneohe, HI	1,977	176	1,473	680	2,153	392	2007
Kaneohe, HI	1,364	-	822	542	1,364	346	2007
Waianae, HI	1,997	-	871	1,126	1,997	648	2007
Waianae, HI	1,520	-	648	872	1,520	500	2007
Waipahu, HI	2,458	-	945	1,513	2,458	844	2007
Prospect Heights, IL	1,547	-	698	849	1,547	65	2018
Roselle, IL	2,851	-	1,741	1,110	2,851	6	2019
Louisville, KY	3,356	-	818	2,538	3,356	36	2019
Owensboro, KY	3,810	-	1,011	2,799	3,810	105	2019
Bossier City, LA	2,181	-	1,333	848	2,181	124	2017
Arlington, MA	519	27	338	208	546	186	1985
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	725	-	725	-	725	-	2011
Auburn, MA	175	244	125	294	419	179	1986
Auburn, MA	369	249	240	378	618	277	1991
Barre, MA	536	12	348	200	548	136	1991
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	299	1985
Bellingham, MA	3,961	-	2,042	1,919	3,961	9	2019
Belmont, MA	390	29	254	165	419	148	1985
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Dracut, MA	450	-	450	-	450	-	2011
Falmouth, MA	414	2,371	458	2,327	2,785	204	1988
Fitchburg, MA	390	33	254	169	423	124	1992
Foxborough, MA	427	98	325	200	525	159	1990
Framingham, MA	400	23	260	163	423	116	1991
Gardner, MA	550	-	550	-	550	-	2011
Gardner, MA	787	-	638	149	787	51	2014

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Gardner, MA	$1,009	$364	$657	$716	$1,373	$536	1985
Hingham, MA	353	111	243	221	464	178	1989
Hyde Park, MA	500	174	322	352	674	257	1985
Leominster, MA	571	-	199	372	571	152	2012
Littleton, MA	1,357	-	759	598	1,357	78	2017
Lowell, MA	361	90	201	250	451	247	1985
Lowell, MA	-	633	429	204	633	85	1996
Lynn, MA	850	-	850	-	850	-	2011
Marlborough, MA	550	-	550	-	550	-	2011
Maynard, MA	736	98	479	355	834	277	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	650	-	650	-	650	-	2011
Methuen, MA	380	64	246	198	444	182	1985
Methuen, MA	490	98	319	269	588	207	1985
Methuen, MA	300	134	150	284	434	242	1986
Newton, MA	691	101	450	342	792	312	1985
North Andover, MA	393	33	256	170	426	153	1985
Peabody, MA	650	-	650	-	650	-	2011
Peabody, MA	550	-	550	-	550	-	2011
Randolph, MA	573	257	430	400	830	290	1985
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	222	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	73	1985
Shrewsbury, MA	450	-	450	-	450	-	2011
Sterling, MA	476	2	309	169	478	114	1991
Sutton, MA	714	57	464	307	771	224	1993
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Tewksbury, MA	125	598	75	648	723	321	1986
Upton, MA	429	114	279	264	543	169	1991
Wakefield, MA	900	-	900	-	900	-	2011
Walpole, MA	450	92	293	249	542	189	1985
Watertown, MA	358	209	321	246	567	185	1985
Webster, MA	1,012	832	659	1,185	1,844	711	1985
West Roxbury, MA	490	110	319	281	600	228	1985
Westborough, MA	450	-	450	-	450	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Wilmington, MA	600	-	600	-	600	-	2011
Woburn, MA	508	394	508	394	902	313	1985
Worcester, MA	550	-	550	-	550	-	2011
Worcester, MA	500	-	500	-	500	-	2011
Worcester, MA	498	465	322	641	963	373	1985
Worcester, MA	548	10	356	202	558	138	1991
Worcester, MA	978	8	636	350	986	236	1991
Worcester, MA	196	788	-	984	984	89	2017
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	2,259	-	722	1,537	2,259	869	2007
Baltimore, MD	802	-	-	802	802	513	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Beltsville, MD	$1,130	$-	$1,130	$0	$1,130	$0	2009
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	525	-	525	-	525	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Capitol Heights, MD	628	-	628	-	628	-	2009
Capitol Heights, MD	468	-	468	-	468	-	2009
Clinton, MD	651	-	651	-	651	-	2009
College Park, MD	536	-	536	-	536	-	2009
College Park, MD	445	-	445	-	445	-	2009
District Heights, MD	479	-	479	-	479	-	2009
District Heights, MD	1,039	-	1,039	-	1,039	-	2009
Ellicott City, MD	895	-	-	895	895	602	2007
Fort Washington, MD	422	-	422	-	422	-	2009
Greater Landover, MD	753	-	753	-	753	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	491	-	491	-	491	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Landover Hills, MD	457	-	457	-	457	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Oxon Hill, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	244	1985
Maple Grove, MN	4,233	-	955	3,278	4,233	73	2019
Fayetteville, NC	986	-	509	477	986	44	2018
Kannapolis, NC	3,791	-	616	3,175	3,791	16	2019
Kernersville, NC	449	-	338	111	449	105	2007
Lexington, NC	1,776	-	301	1,475	1,776	141	2017
New Bern, NC	350	83	190	243	433	179	2007
Raleigh, NC	1,601	-	1,149	452	1,601	16	2019
Rockingham, NC	3,035	-	233	2,802	3,035	39	2019
Belfield, ND	1,232	-	382	850	1,232	760	2007
Allenstown, NH	1,787	-	467	1,320	1,787	802	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	418	16	158	276	434	276	1987

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Derry, NH	$950	$-	$950	$0	$950	$0	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	522	2012
Hooksett, NH	1,562	-	824	738	1,562	676	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	245	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Nashua, NH	500	-	500	-	500	-	2011
Nashua, NH	550	-	550	-	550	-	2011
Nashua, NH	1,132	-	780	352	1,132	56	2017
Northwood, NH	500	-	500	-	500	-	2011
Pelham, NH	-	730	317	413	730	146	1996
Portsmouth, NH	525	-	525	-	525	-	2011
Raymond, NH	550	-	550	-	550	-	2011
Rochester, NH	939	12	600	351	951	310	1985
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Salem, NH	743	20	484	279	763	247	1985
Salem, NH	450	871	350	971	1,321	161	1986
Basking Ridge, NJ	363	284	200	447	647	306	1986
Bergenfield, NJ	382	322	300	404	704	255	1990
Brick, NJ	1,507	246	1,000	753	1,753	548	2000
Colonia, NJ	719	(284)	72	363	435	292	1985
Elizabeth, NJ	406	29	227	208	435	195	1985
Flemington, NJ	547	17	346	218	564	193	1985
Flemington, NJ	709	(252)	168	289	457	150	1985
Fort Lee, NJ	1,246	383	811	818	1,629	588	1985
Freehold, NJ	494	683	95	1,082	1,177	265	1978
Hasbrouck Heights, NJ	640	538	416	762	1,178	509	1985
Hillsborough, NJ	238	182	100	320	420	268	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	449	2000
Lawrence Township, NJ	1,303	-	1,146	157	1,303	68	2012
Livingston, NJ	872	54	568	358	926	306	1985
Long Branch, NJ	515	494	335	674	1,009	374	1985
Midland Park, NJ	201	309	150	360	510	233	1989
Mountainside, NJ	664	(189)	134	341	475	186	1985
North Bergen, NJ	630	147	410	367	777	312	1985
North Plainfield, NJ	227	543	175	595	770	478	1978
Paramus, NJ	382	86	249	219	468	162	1985
Parlin, NJ	418	161	203	376	579	196	1985
Paterson, NJ	619	17	403	233	636	207	1985
Ridgewood, NJ	704	423	458	669	1,127	443	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Somerset, NJ	$683	$231	$445	$469	$914	$381	1985
Union, NJ	437	212	239	410	649	234	1985
Vernon, NJ	671	444	437	678	1,115	395	1985
Washington Township, NJ	913	365	594	684	1,278	439	1985
Watchung, NJ	450	118	226	342	568	174	1985
West Orange, NJ	800	423	521	702	1,223	524	1985
Albuquerque, NM	2,308	-	1,830	478	2,308	74	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	84	2017
Albuquerque, NM	1,829	-	1,382	447	1,829	65	2017
Albuquerque, NM	2,322	-	1,796	526	2,322	80	2017
Las Cruces, NM	1,842	-	1,374	468	1,842	69	2017
Fernley, NV	1,665	-	221	1,444	1,665	468	2015
Las Vegas, NV	3,472	-	655	2,817	3,472	20	2019
Las Vegas, NV	2,814	-	563	2,251	2,814	16	2019
Las Vegas, NV	3,752	-	615	3,137	3,752	23	2019
Las Vegas, NV	3,094	-	830	2,264	3,094	17	2019
Alfred Station, NY	714	-	414	300	714	166	2006
Amherst, NY	223	246	173	296	469	167	2000
Astoria, NY	1,684	-	1,105	579	1,684	221	2013
Avoca, NY	936	(1)	635	300	935	166	2006
Batavia, NY	684	-	364	320	684	177	2006
Bay Shore, NY	157	355	86	426	512	310	1981
Bayside, NY	470	254	306	418	724	255	1985
Brewster, NY	789	-	789	-	789	-	2011
Briarcliff Manor, NY	652	552	502	702	1,204	563	1976
Bronx, NY	390	54	251	193	444	176	1985
Bronx, NY	423	-	423	-	423	-	2013
Bronx, NY	1,049	-	485	564	1,049	217	2013
Bronx, NY	1,910	-	1,349	561	1,910	225	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	2,408	-	1,712	696	2,408	252	2013
Bronx, NY	877	-	877	-	877	-	2013
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Brooklyn, NY	282	222	176	328	504	315	1967
Brooklyn, NY	75	382	31	426	457	290	1967
Brooklyn, NY	627	313	408	532	940	377	1985
Brooklyn, NY	476	320	306	490	796	347	1985
Brooklyn, NY	422	3	275	150	425	9	1985
Brooklyn, NY	236	372	154	454	608	271	1985
Buffalo, NY	313	241	151	403	554	258	2000
Byron, NY	969	-	669	300	969	166	2006
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Churchville, NY	1,012	-	602	410	1,012	227	2006
Corona, NY	2,543	-	1,903	640	2,543	235	2013
Cortlandt Manor, NY	1,872	-	1,872	-	1,872	-	2011
Dobbs Ferry, NY	670	34	434	270	704	242	1985
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
East Hampton, NY	$660	$39	$428	$271	$699	$242	1985
East Meadow, NY	-	1,903	1,670	233	1,903	52	1988
East Pembroke, NY	787	-	537	250	787	138	2006
Eastchester, NY	1,724	993	2,302	415	2,717	68	2011
Elmont, NY	389	319	231	477	708	357	1978
Elmsford, NY	-	948	581	367	948	268	1971
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Floral Park, NY	616	170	356	430	786	302	1998
Flushing, NY	516	241	320	437	757	290	1998
Flushing, NY	1,947	-	1,405	542	1,947	191	2013
Flushing, NY	2,478	-	1,801	677	2,478	239	2013
Flushing, NY	1,936	-	1,413	523	1,936	200	2013
Forest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Franklin Square, NY	153	331	137	347	484	220	1978
Garden City, NY	362	242	236	368	604	238	1985
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Glen Head, NY	235	216	103	348	451	348	1982
Glen Head, NY	463	282	301	444	745	305	1985
Great Neck, NY	500	252	450	302	752	188	1985
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Huntington Station, NY	141	284	84	341	425	225	1978
Hyde Park, NY	990	-	990	-	990	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Lakeville, NY	1,028	-	203	825	1,028	557	2008
Levittown, NY	503	42	327	218	545	196	1985
Levittown, NY	547	86	356	277	633	242	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	490	2013
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Massapequa, NY	333	285	217	401	618	259	1985
Mastic, NY	313	110	204	219	423	206	1985
Middletown, NY	751	274	489	536	1,025	383	1985
Middletown, NY	1,281	-	1,281	-	1,281	-	2011
Middletown, NY	719	-	719	-	719	-	2011
Millwood, NY	1,448	-	1,448	-	1,448	-	2011
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011
Mount Vernon, NY	985	-	985	-	985	-	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
Naples, NY	1,257	-	827	430	1,257	238	2006
New Paltz, NY	971	-	971	-	971	-	2011
New Rochelle, NY	189	380	104	465	569	273	1982
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
New York, NY	126	399	78	447	525	332	1972
Newburgh, NY	527	-	527	-	527	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Niskayuna, NY	$425	$35	$275	$185	$460	$185	1986
Ossining, NY	231	197	117	311	428	202	1985
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Pelham, NY	137	307	75	369	444	253	1985
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Perry, NY	1,444	-	1,044	400	1,444	221	2006
Pleasant Valley, NY	398	183	240	341	581	217	1986
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011
Port Jefferson, NY	185	3,084	246	3,023	3,269	189	1985
Poughkeepsie, NY	591	-	591	-	591	-	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Prattsburgh, NY	553	-	303	250	553	138	2006
Rego Park, NY	2,783	-	2,104	679	2,783	250	2013
Riverhead, NY	724	-	432	292	724	253	1998
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rye, NY	872	-	872	-	872	-	2011
Sag Harbor, NY	704	35	458	281	739	251	1985
Saint Albans, NY	330	106	215	221	436	191	1985
Sayville, NY	344	246	300	290	590	161	1998
Scarsdale, NY	1,301	-	1,301	-	1,301	-	2011
Shrub Oak, NY	1,061	398	691	768	1,459	558	1985
Sleepy Hollow, NY	282	316	130	468	598	414	1969
Spring Valley, NY	749	-	749	-	749	-	2011
Staten Island, NY	301	323	196	428	624	292	1985
Staten Island, NY	350	290	228	412	640	274	1985
Staten Island, NY	390	89	254	225	479	208	1985
Stony Brook, NY	176	281	105	352	457	234	1978
Tarrytown, NY	956	-	956	-	956	-	2011
Tuckahoe, NY	1,650	-	1,650	-	1,650	-	2011
Wantagh, NY	640	-	370	270	640	230	1998
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Warsaw, NY	990	-	690	300	990	166	2006
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
West Nyack, NY	936	-	936	-	936	-	2011
White Plains, NY	-	569	303	266	569	213	1972
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
Yaphank, NY	-	798	375	423	798	221	1993
Yonkers, NY	-	543	-	543	543	388	1970
Yonkers, NY	291	1,050	216	1,125	1,341	631	1972
Yonkers, NY	-	944	684	260	944	131	1990
Yonkers, NY	1,021	63	665	419	1,084	375	1985
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Yorktown Heights, NY	1,700	-	-	1,700	1,700	387	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Akron, OH	$1,530	$-	$385	$1,145	$1,530	$147	2017
Crestline, OH	1,202	-	285	917	1,202	494	2008
Loveland, OH	1,045	-	362	683	1,045	98	2017
Mansfield, OH	922	-	332	590	922	301	2008
Mansfield, OH	1,950	-	700	1,250	1,950	631	2009
Monroeville, OH	2,580	-	485	2,095	2,580	1,058	2009
Oklahoma City, OK	1,311	-	625	686	1,311	56	2018
Oklahoma City, OK	1,182	-	587	595	1,182	50	2018
Oklahoma City, OK	868	-	371	497	868	44	2018
Stillwater, OK	2,800	-	1,469	1,331	2,800	5	2019
Banks, OR	498	-	498	-	498	-	2015
Estacada, OR	646	-	84	562	646	140	2015
McMinnville, OR	2,867	-	394	2,473	2,867	307	2017
Pendleton, OR	766	-	122	644	766	177	2015
Portland, OR	4,416	-	3,368	1,048	4,416	273	2015
Salem, OR	1,071	-	399	672	1,071	223	2015
Salem, OR	1,408	-	524	884	1,408	242	2015
Salem, OR	4,614	-	3,517	1,097	4,614	288	2015
Salem, OR	4,215	-	3,182	1,033	4,215	289	2015
Salem, OR	1,350	-	521	829	1,350	220	2015
Silverton, OR	956	-	456	500	956	80	2017
Springfield, OR	1,398	-	796	602	1,398	194	2015
Stayton, OR	543	-	296	247	543	46	2017
Allison Park, PA	1,500	-	850	650	1,500	495	2010
Harrisburg, PA	399	213	199	413	612	337	1989
Lancaster, PA	642	56	300	398	698	363	1989
New Kensington, PA	1,375	-	675	700	1,375	300	2010
Philadelphia, PA	405	175	264	316	580	273	1985
Philadelphia, PA	1,252	-	814	438	1,252	196	2009
Phoenixville, PA	385	89	76	398	474	67	1985
Pottsville, PA	452	1	148	305	453	305	1990
Reading, PA	750	49	-	799	799	799	1989
Barrington, RI	490	180	319	351	670	282	1985
East Providence, RI	2,297	(1,637)	14	646	660	230	1985
N. Providence, RI	543	158	353	348	701	273	1985
Blythewood, SC	3,217	-	2,405	812	3,217	117	2017
Chapin, SC	1,682	-	1,135	547	1,682	78	2017
Columbia, SC	575	-	345	230	575	29	2017
Columbia, SC	868	-	455	413	868	62	2017
Columbia, SC	792	-	463	329	792	44	2017
Columbia, SC	2,460	-	1,569	891	2,460	128	2017
Columbia, SC	3,371	-	2,016	1,355	3,371	186	2017
Columbia, SC	1,436	-	472	964	1,436	126	2017
Columbia, SC	464	-	253	211	464	28	2017
Columbia, SC	2,637	-	1,254	1,383	2,637	175	2017
Columbia, SC	1,643	-	1,302	341	1,643	34	2017
Columbia, SC	927	-	495	432	927	48	2017
Columbia, SC	1,995	-	1,130	865	1,995	73	2018

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Columbia, SC	$2,109	$-	$1,120	$989	$2,109	$79	2018
Columbia, SC	2,531	-	1,612	919	2,531	72	2018
Elgin, SC	2,082	-	1,166	916	2,082	122	2017
Elgin, SC	2,177	-	974	1,203	2,177	151	2017
Gaston, SC	2,230	-	934	1,296	2,230	165	2017
Gilbert, SC	1,036	-	434	602	1,036	76	2017
Irmo, SC	3,655	-	1,742	1,913	3,655	240	2017
Irmo, SC	1,114	-	667	447	1,114	57	2017
Irmo, SC	1,339	-	867	472	1,339	62	2017
Irmo, SC	1,246	-	69	1,177	1,246	141	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	151	2017
Johns Island, SC	2,561	-	1,885	676	2,561	42	2018
Lexington, SC	1,624	-	999	625	1,624	81	2017
Lexington, SC	4,413	-	3,418	995	4,413	145	2017
Lexington, SC	973	-	582	391	973	54	2017
Lexington, SC	2,179	-	1,476	703	2,179	91	2017
Lexington, SC	633	-	309	324	633	43	2017
Lexington, SC	1,729	-	1,268	461	1,729	69	2017
Lexington, SC	694	-	172	522	694	74	2017
Lexington, SC	1,056	-	432	624	1,056	85	2017
Lexington, SC	720	-	219	501	720	64	2017
Lexington, SC	1,738	-	1,189	549	1,738	56	2017
Lexington, SC	816	-	336	480	816	48	2017
Lexington, SC	1,712	-	1,410	302	1,712	34	2017
Lexington, SC	2,603	-	1,869	734	2,603	64	2018
Lexington, SC	3,231	-	2,001	1,230	3,231	102	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	154	2018
Pelion, SC	1,901	-	1,021	880	1,901	132	2017
West Columbia, SC	1,644	-	1,283	361	1,644	49	2017
West Columbia, SC	2,046	-	746	1,300	2,046	162	2017
West Columbia, SC	1,116	-	50	1,066	1,116	139	2017
Arlington, TX	1,796	-	1,189	607	1,796	53	2018
Arlington, TX	1,560	-	1,008	552	1,560	47	2018
Arlington, TX	1,352	-	887	465	1,352	42	2018
Arlington, TX	789	-	414	375	789	36	2018
Austin, TX	2,368	-	738	1,630	2,368	911	2007
Austin, TX	462	-	274	188	462	134	2007
Austin, TX	3,511	66	1,595	1,982	3,577	1,083	2007
Austin, TX	1,711	-	1,364	347	1,711	55	2017
Center, TX	2,073	-	1,482	591	2,073	57	2018
Corpus Christi, TX	2,162	-	1,729	433	2,162	65	2017
Corpus Christi, TX	1,526	-	1,056	470	1,526	63	2017
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	173	2017
El Paso, TX	1,425	-	1,098	327	1,425	50	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	140	2017
El Paso, TX	1,278	-	825	453	1,278	67	2017
El Paso, TX	1,816	-	1,413	403	1,816	61	2017
El Paso, TX	2,370	-	1,767	603	2,370	83	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
El Paso, TX	$1,679	$-	$1,085	$594	$1,679	$79	2017
Fort Worth, TX	2,115	225	866	1,474	2,340	767	2007
Garland, TX	4,439	-	439	4,000	4,439	935	2014
Garland, TX	3,296	-	245	3,051	3,296	683	2014
Garland, TX	2,208	-	1,504	704	2,208	60	2018
Grand Prairie, TX	2,000	-	1,415	585	2,000	52	2018
Grand Prairie, TX	1,413	-	914	499	1,413	47	2018
Harker Heights, TX	2,051	(9)	579	1,463	2,042	1,169	2007
Houston, TX	1,689	-	224	1,465	1,689	791	2007
Houston, TX	2,803	-	535	2,268	2,803	322	2016
Keller, TX	2,507	-	996	1,511	2,507	879	2007
Lewisville, TX	494	72	110	456	566	267	2008
Linden, TX	2,160	-	1,514	646	2,160	58	2018
Longview, TX	1,660	-	1,239	421	1,660	37	2018
Mathis, TX	3,138	-	2,687	451	3,138	68	2017
Mesquite, TX	1,687	-	1,093	594	1,687	53	2018
Midlothian, TX	429	-	72	357	429	239	2007
Port Arthur, TX	2,648	-	505	2,143	2,648	314	2016
Rowlett, TX	1,284	-	840	444	1,284	38	2018
San Marcos, TX	1,954	-	251	1,703	1,954	937	2007
Temple, TX	2,405	(10)	1,205	1,190	2,395	704	2007
Texarkana, TX	2,316	-	1,643	673	2,316	55	2018
Texarkana, TX	1,861	-	1,197	664	1,861	64	2018
Texarkana, TX	1,791	-	992	799	1,791	67	2018
The Colony, TX	4,396	-	337	4,059	4,396	2,149	2007
Waco, TX	3,884	-	894	2,990	3,884	1,774	2007
Wake Village, TX	1,637	-	685	952	1,637	78	2018
Watauga, TX	1,771	-	1,139	632	1,771	55	2018
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	735	-	735	-	735	-	2013
Alexandria, VA	1,582	-	1,150	432	1,582	165	2013
Alexandria, VA	656	-	409	247	656	102	2013
Alexandria, VA	1,388	-	1,020	368	1,388	155	2013
Alexandria, VA	1,757	-	1,313	444	1,757	180	2013
Alexandria, VA	712	-	712	-	712	-	2013
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Arlington, VA	2,062	-	1,603	459	2,062	172	2013
Arlington, VA	2,014	-	1,516	498	2,014	188	2013
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Arlington, VA	1,464	-	1,085	379	1,464	148	2013
Ashland, VA	840	-	840	-	840	-	2005
Chesapeake, VA	779	(185)	398	196	594	84	1990
Chesapeake, VA	1,004	110	385	729	1,114	677	1990
Emporia, VA	3,364	-	2,227	1,137	3,364	5	2019
Fairfax, VA	3,348	-	2,351	997	3,348	355	2013
Fairfax, VA	4,454	-	3,370	1,084	4,454	386	2013
Fairfax, VA	1,825	-	1,190	635	1,825	241	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Fairfax, VA	$2,078	$-	$1,365	$713	$2,078	$232	2013
Farmville, VA	1,227	-	622	605	1,227	358	2005
Fredericksburg, VA	1,279	-	469	810	1,279	479	2005
Fredericksburg, VA	1,716	-	996	720	1,716	426	2005
Fredericksburg, VA	1,289	30	798	521	1,319	309	2005
Fredericksburg, VA	3,623	-	2,828	795	3,623	470	2005
Glen Allen, VA	1,037	-	412	625	1,037	369	2005
Glen Allen, VA	1,077	-	322	755	1,077	446	2005
King William, VA	1,688	-	1,068	620	1,688	366	2005
Mechanicsville, VA	1,125	-	505	620	1,125	366	2005
Mechanicsville, VA	903	-	273	630	903	372	2005
Mechanicsville, VA	1,476	-	876	600	1,476	355	2005
Mechanicsville, VA	957	14	324	647	971	394	2005
Mechanicsville, VA	1,677	-	1,157	520	1,677	307	2005
Mechanicsville, VA	1,043	-	223	820	1,043	485	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	446	2005
Norfolk, VA	535	(70)	235	230	465	230	1990
Petersburg, VA	1,441	-	816	625	1,441	369	2005
Portsmouth, VA	563	33	222	374	596	368	1990
Richmond, VA	1,132	(41)	506	585	1,091	346	2005
Ruther Glen, VA	466	-	31	435	466	257	2005
Sandston, VA	722	-	102	620	722	366	2005
Spotsylvania, VA	1,290	-	490	800	1,290	473	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	454	2013
Auburn, WA	3,022	-	1,965	1,057	3,022	286	2015
Bellevue, WA	1,725	-	886	839	1,725	228	2015
Chehalis, WA	1,176	-	313	863	1,176	257	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	323	2015
Federal Way, WA	4,218	-	2,973	1,245	4,218	363	2015
Fife, WA	1,181	-	414	767	1,181	225	2015
Kent, WA	2,900	-	2,066	834	2,900	245	2015
Monroe, WA	2,792	-	1,556	1,236	2,792	343	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	431	2015
Puyallup, WA	831	-	172	659	831	207	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	551	2015
Puyallup, WA	2,035	-	465	1,570	2,035	418	2015
Renton, WA	1,485	-	952	533	1,485	196	2015
Seattle, WA	1,884	-	1,223	661	1,884	172	2015
Seattle, WA	717	-	193	524	717	136	2015
Silverdale, WA	2,178	-	1,217	961	2,178	282	2015
Snohomish, WA	955	-	955	-	955	-	2015
South Bend, WA	760	-	121	639	760	162	2015
Tacoma, WA	518	-	518	-	518	-	2015
Tacoma, WA	671	-	671	-	671	-	2015
Tenino, WA	937	-	219	718	937	184	2015
Vancouver, WA	1,214	-	163	1,051	1,214	244	2015
Wilbur, WA	629	-	153	476	629	136	2015
Miscellaneous	44,237	15,516	23,858	35,895	59,753	26,331	various
	$1,049,787	$63,864	$669,351	$444,300	$1,113,651	$165,892

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

3)	The aggregate cost for federal income tax purposes was approximately $1,128,728,000 at December 31, 2019.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2019

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	East Islip, NY	9.0%	11/2024	P & I	—	$743	$712
Borrower B	Seller financing	Middlesex, NJ	9.0%	5/2021	P & I	—	255	222
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	P & I	—	431	368
Borrower D	Seller financing	Brooklyn, NY	8.0%	6/2020	I(b)	—	2,000	2,000
Borrower E	Seller financing	Smithtown, NY	9.0%	1/2027	P & I	—	280	280
Borrower F	Seller financing	Nyack, NY	9.0%	9/2022	P & I	—	253	231
Borrower G	Seller financing	Baldwin, NY	9.0%	9/2020	P & I	—	300	260
Borrower H	Seller financing	Norwalk, CT	9.0%	4/2022	P & I	—	319	286
Borrower I	Seller financing	Stafford Springs, CT	9.0%	1/2021	P & I	—	232	200
Borrower J	Seller financing	Waterbury, CT	9.0%	2/2021	P & I	—	171	148
Borrower K	Seller financing	Great Barrington, MA	9.0%	4/2021	P & I	—	58	50
Borrower L	Seller financing	Westfield, MA	9.0%	11/2021	P & I	—	303	268
Borrower M	Seller financing	Bristol, CT	9.0%	5/2026	P & I	—	76	75
Borrower N	Seller financing	Middletown, CT	9.0%	5/2026	P & I	—	308	305
Borrower O	Seller financing	Simsbury, CT	9.0%	5/2026	P & I	—	192	190
Borrower P	Seller financing	Milford, CT	9.0%	3/2025	P & I	—	398	384
Borrower Q	Seller financing	Fairfield, CT	9.0%	3/2025	P & I	—	390	377
Borrower R	Seller financing	Hartford, CT	9.0%	3/2024	P & I	—	70	66
Borrower S	Seller financing	Wilmington, DE	9.0%	11/2020	P & I	—	84	72
Borrower T	Seller financing	Fairhaven, MA	9.0%	9/2020	P & I	—	458	389
Borrower U	Seller financing	New Bedford, MA	9.0%	10/2021	P & I	—	363	320
Borrower V	Seller financing	Fitchburg, MA	9.0%	10/2021	P & I	—	187	165
Borrower W	Seller financing	Oxford, MA	9.0%	3/2023	P & I	—	86	79
Borrower X	Seller financing	Kernersville/Lexington, NC	8.0%	7/2026	P & I	—	568	53
Borrower Y	Seller financing	Pelham, NH	9.0%	1/2023	P & I	—	73	67
Borrower Z	Seller financing	Bayonne, NJ	9.0%	3/2020	P & I	—	308	256
Borrower AA	Seller financing	Belleville, NJ	9.0%	3/2021	P & I	—	315	273
Borrower AB	Seller financing	Ridgefield, NJ	9.0%	4/2021	P & I	—	172	149
Borrower AC	Seller financing	Irvington, NJ	9.0%	7/2022	P & I	—	300	188
Borrower AD	Seller financing	Jersey City, NJ	9.5%	7/2025	P & I	—	500	410
Borrower AE	Seller financing	Colonia, NJ	9.0%	7/2020	P & I	—	320	270
Borrower AF	Seller financing	Swedesboro, NJ	9.0%	4/2021	P & I	—	77	66
Borrower AG	Seller financing	Glendale, NY	9.0%	7/2025	P & I	—	525	444
Borrower AH	Seller financing	Seaford, NY	9.0%	1/2020	P & I	—	488	404
Borrower AI	Seller financing	Elmont, NY	9.0%	10/2021	P & I	—	450	353
Borrower AJ	Seller financing	Scarsdale, NY	9.0%	11/2025	P & I	—	337	290
Borrower AK	Seller financing	Pleasant Valley, NY	9.0%	9/2020	P & I	—	230	195
Borrower AL	Seller financing	Freeport, NY	9.0%	5/2020	P & I	—	206	173
Borrower AM	Seller financing	Colonie, NY	9.0%	8/2023	P & I	—	143	133
Borrower AN	Seller financing	Latham, NY	9.0%	1/2021	P & I	—	169	145
Borrower AO	Seller financing	Malta, NY	9.0%	3/2023	P & I	—	572	527
Borrower AP	Seller financing	Coxsackie, NY	9.0%	7/2021	P & I	—	153	134
Borrower AQ	Seller financing	Brewster, NY	9.0%	10/2022	P & I	—	554	501
Borrower AR	Seller financing	Lindenhurst, NY	9.5%	6/2026	P & I	—	350	347
Borrower AS	Seller financing	Kenmore, NY	9.0%	12/2020	P & I	—	74	64
Borrower AT	Seller financing	Rochester, NY	9.0%	2/2025	P & I	—	174	167
Borrower AU	Seller financing	Savona, NY	9.0%	2/2025	P & I	—	157	151

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date	Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Borrower AV	Seller financing	Rochester, NY	9.0%	10/2025	P & I	—	230	225
Borrower AW	Seller financing	Greigsville, NY	9.0%	11/2025	P & I	—	200	196
Borrower AX	Seller financing	Horsham, PA	10.0%	7/2024	P & I	—	237	101
Borrower AY	Seller financing	Warwick, RI	9.0%	8/2022	P & I	—	333	304
Borrower AZ	Seller financing	Providence, RI	9.0%	9/2021	P & I	—	184	162
Borrower BA	Seller financing	Warwick, RI	9.0%	10/2021	P & I	—	357	315
Borrower BB	Seller financing	Cranston, RI	9.0%	8/2022	P & I	—	153	138
Borrower BC	Seller financing	E. Providence, RI	9.0%	2/2022	P & I	—	186	166
Borrower BD	Seller financing	York, PA	9.0%	2/2021	P & I	—	102	88
Borrower BE	Seller financing	Ephrata, PA	9.0%	10/2020	P & I	—	265	142
Borrower BF	Seller financing	McConnellsburg, PA	9.0%	1/2023	P & I	—	38	35
							17,457	15,079
Note receivable
	Purchase/leaseback	Various-NY	9.5%	1/2021	I(b)		18,400	14,720
	Promissory Note	Various-CT	9.0%	12/2028	(c)		—	1,056
Total (d)							$35,857	$30,855

(a)	P & I = Principal and interest paid monthly.
(b)	I = Interest only paid monthly with principal deferred.
(c)	Note for funding of capital improvements.

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

	2019	2018	2017
Balance at January 1,	$33,519	$32,366	$32,737
Additions:
New mortgage loans	1,734	4,287	1,505
Deductions:
Loan repayments	(3,771)	(2,368)	(1,227)
Collection of principal	(627)	(766)	(649)
Balance at December 31,	$30,855	$33,519	$32,366

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2019

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2011 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-13777) and incorporated herein by reference.

3.7	Amendment to By-Laws of Getty Realty Corp.	Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.

Included under the heading “Description of Plan” on pages 5 through 18 of the Company’s Registration Statement on Form S-3D filed on April 22, 2004 (File No. 333-114730) and incorporated herein by reference.

4.2	Description of Securities.	Filed with this 10-K.

10.1*	Retirement and Profit Sharing Plan (restated as of December 1, 2012).	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-13777) and incorporated herein by reference.

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

10.36**

Fourth Amended and Restated Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto, the Prudential and certain affiliates of Prudential.

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2019 (File No. 001-13777) and incorporated herein by reference.

10.37**	Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto and American General Life Insurance Company (“AIG”).	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2019 (File No. 001-13777) and incorporated herein by reference.

10.38**

Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto, Massachusetts Mutual Life Insurance Company (“MassMutual”) and certain of its affiliates.

Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2019 (File No. 001-13777) and incorporated herein by reference.

10.39

Consent and Second Amendment, dated as of September 12, 2019, to Credit Agreement among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A. as Administrative Agent, Swing Line Lender, an L/C Issuer and as a Lender, and the other leaders party thereto.

Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2019 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

Exhibit Number	Description of Document	Location of Document

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753-1681. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2019 Annual Report on Form 10-K.

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
February 27, 2020

By:	/S/ EUGENE SHNAYDERMAN
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ MILTON COOPER
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 27, 2020		Milton Cooper Director February 27, 2020

By:	/S/ PHILIP E. COVIELLO	By:	/S/ LEO LIEBOWITZ
	Philip E. Coviello Director February 27, 2020		Leo Liebowitz Director and Chairman of the Board February 27, 2020

By:	/S/ Mary Lou Malanoski	By:	/S/ RICHARD E. MONTAG
	Mary Lou Malanoski Director February 27, 2020		Richard E. Montag Director February 27, 2020

By:	/S/ HOWARD SAFENOWITZ
Howard Safenowitz Director February 27, 2020