Form 10-Q
period 2020-03-31
GETTY REALTY CORP /MD/
filed 2020-05-06
CIK 1052752

c

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The registrant had outstanding 41,392,147 shares of common stock as of May 6, 2020.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2020	December 31, 2019
ASSETS
Real estate:
Land	$674,812	$669,351
Buildings and improvements	488,702	442,220
Construction in progress	897	2,080
	1,164,411	1,113,651
Less accumulated depreciation and amortization	(170,919)	(165,892)
Real estate, net	993,492	947,759
Investment in direct financing leases, net	80,806	82,366
Notes and mortgages receivable	28,648	30,855
Cash and cash equivalents	35,924	21,781
Restricted cash	2,008	1,883
Deferred rent receivable	42,028	41,252
Accounts receivable	1,520	3,063
Right-of-use assets - operating	19,341	21,191
Right-of-use assets - finance	931	987
Prepaid expenses and other assets, net	64,773	60,640
Total assets	$1,269,471	$1,211,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement, net	$85,000	$20,000
Senior unsecured notes, net	449,105	449,065
Environmental remediation obligations	50,358	50,723
Dividends payable	15,632	15,557
Lease liability - operating	19,982	21,844
Lease liability - finance	4,039	4,191
Accounts payable and accrued liabilities	58,880	60,958
Total liabilities	682,996	622,338
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 41,391,351 and 41,367,846 shares issued and outstanding, respectively	414	414
Additional paid-in capital	656,981	656,127
Dividends paid in excess of earnings	(70,920)	(67,102)
Total stockholders’ equity	586,475	589,439
Total liabilities and stockholders’ equity	$1,269,471	$1,211,777

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Revenues from rental properties	$34,650	$33,287
Interest on notes and mortgages receivable	713	762
Total revenues	35,363	34,049
Operating expenses:
Property costs	4,935	5,495
Impairments	1,031	771
Environmental	221	903
General and administrative	4,068	4,062
Depreciation and amortization	7,097	6,099
Total operating expenses	17,352	17,330

Gain (loss) on dispositions of real estate	869	(51)

Operating income	18,880	16,668

Other income (expense), net	495	205
Interest expense	(6,675)	(5,946)
Net earnings	$12,700	$10,927

Basic earnings per common share:
Net earnings	$0.30	$0.26

Diluted earnings per common share:
Net earnings	$0.30	$0.26

Weighted average common shares outstanding:
Basic	41,383	40,873
Diluted	41,391	40,891

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$12,700	$10,927
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	7,097	6,099
Impairment charges	1,031	771
(Gain) loss on dispositions of real estate	(869)	51
Deferred rent receivable	(777)	(955)
Amortization of above-market and below-market leases	(108)	(172)
Amortization of investment in direct financing leases	982	827
Amortization of debt issuance costs	260	235
Accretion expense	466	538
Stock-based compensation	732	474
Changes in assets and liabilities:
Accounts receivable	1,461	1,342
Prepaid expenses and other assets	(188)	(765)
Environmental remediation obligations	(2,113)	(1,873)
Accounts payable and accrued liabilities	(2,800)	(2,017)
Net cash flow provided by operating activities	17,874	15,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(57,321)	—
Addition to construction in progress	7	(151)
Proceeds from dispositions of real estate	851	77
Deposits for property acquisitions	690	50
(Issuance) of notes and mortgages receivable	—	(382)
Collection of notes and mortgages receivable	2,691	1,905
Net cash flow (used in) provided by investing activities	(53,082)	1,499
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	65,000	5,000
Repayments under credit agreement	—	(35,000)
Payment of finance lease obligations	(153)	(127)
Security deposits received (refunded)	63	(242)
Payments of cash dividends	(15,163)	(14,138)
Payments in settlement of restricted stock units	(244)	(115)
Proceeds from issuance of common stock, net - ATM	(27)	(17)
Net cash flow provided by (used in) financing activities	49,476	(44,639)
Change in cash, cash equivalents and restricted cash	14,268	(27,658)
Cash, cash equivalents and restricted cash at beginning of period	23,664	48,742
Cash, cash equivalents and restricted cash at end of period	$37,932	$21,084
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,347	$5,759
Income taxes	251	222
Environmental remediation obligations	1,325	1,532
Non-cash transactions:
Dividends declared but not yet paid	15,632	14,555
Issuance of notes and mortgages receivable related to property dispositions	$792	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2020, we owned 885 properties and leased 62 properties from third-party landlords. These 947 properties are located in 35 states across the United States and Washington, D.C. Our tenants operate our properties under a variety of national and regional convenience store, motor fuel, and automotive service and other retail brands. In addition, we lease approximately 8,900 square feet of office space, which is used for our corporate headquarters. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

NOTE 2. — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Getty Realty Corp. and its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We do not distinguish our principal business or our operations on a geographical basis for purposes of measuring performance. We manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Reclassifications

Certain prior year amounts have been reclassified to conform to current year presentation. Such reclassifications had no impact on previously reported net earnings.

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. Upon adoption, we had five unitary leases subject to this standard classified as a direct financing leases with a net investment balance aggregating $82,366,000 prior to the credit loss adjustment. In these direct financing leases, the payment obligations of the lessees are collateralized by real estate properties. Historically, we have had no collection issues related to these direct financing leases; therefore, we assessed the probability of default on these leases based on the lessee’s financial condition, business prospects, remaining term of the lease, expected value of the underlying collateral upon its repossession, and our historical loss experience related to other leases in which we are the lessor. Based on the aforementioned considerations, we estimated a credit loss reserve related to these direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes will not be adjusted.

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no additional indicators for impairments of any of our direct financing leases during the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, we did not record any additional allowance for credit losses.

When we enter into a contract to sell properties that are recorded as direct financing leases, we evaluate whether we believe that it is probable that the disposition will occur. If we determine that the disposition is probable and therefore the property’s holding period is reduced, we may adjust an allowance for credit losses to reflect the change in the estimate of the undiscounted future rents. Accordingly, the net investment balance is written down to fair value.

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In conjunction with our adoption of ASU 2016-13 on January 1, 2020, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a credit loss reserve of $309,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the aggregate outstanding principal balance of $30,855,000 on the notes and mortgages receivable balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes will not be adjusted.

There were no additional impairments indicators related to our notes and mortgages receivable during the three months ended March 31, 2020 and 2019. For the three months ended March 31, 2020, we did not record any additional allowance for credit losses.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of March 31, 2020.

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

We recorded impairment charges aggregating $1,031,000 for the three months ended March 31, 2020 and $771,000 for the three months ended March 31, 2019. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $241,000 of impairments recognized during the three months ended March 31, 2020) and (ii) discounted cash flow models (this method was used to determine $117,000 of impairments recognized during the three months ended March 31, 2020). During the three months ended March 31, 2020, we recorded $673,000 of impairments due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the three months ended March 31, 2020 and 2019, impairment charges aggregating $206,000 and $199,000, respectively, were related to properties that were previously disposed of by us.

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

New Accounting Pronouncements

On June 16, 2016, the FASB issued ASU 2016-13 to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 applies to financial assets measured at amortized cost and certain other instruments, including notes and mortgages receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. ASU 2016-13 became effective for us and was adopted on January 1, 2020 and required a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We recorded a credit loss reserve related to our direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. In addition, we recorded a credit loss reserve of $309,000 related to our notes and mortgages receivable balance, which was recognized as a cumulative adjustment to retained earnings.

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. We are currently evaluating the impact the adoption of ASU 2020-04 will have on our consolidated financial statements.

NOTE 3. — LEASES

As of March 31, 2020, we owned 885 properties and leased 62 properties from third-party landlords. These 947 properties are located in 35 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, automotive service and other retail operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive service or other retail businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

We adopted ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”) as of January 1, 2019. ASU 2016-02 amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets. Under ASU 2016-02, lessor accounting will remain similar to lessor accounting under previous GAAP, while aligning with the FASB’s new revenue recognition guidance.

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

Revenues from rental properties were $34,650,000 and $33,287,000 for the three months ended March 31, 2020 and 2019, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $31,393,000 and $29,208,000 for the three months ended March 31, 2020 and 2019, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties was a charge of $69,000 for the three months ended March 31, 2020 and income of $379,000 for the three months ended March 31, 2019.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3,326,000 and $3,700,000 for the three months ended March 31, 2020 and 2019, respectively.

We incurred $69,000 and $93,000 of lease origination costs for the three months ended March 31, 2020 and 2019, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $80,806,000 investment in direct financing leases as of March 31, 2020, are lease payments receivable of $123,153,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $55,698,000 and $577,000 allowance for credit losses. The components of the $82,366,000 investment in direct financing leases as of December 31, 2019, are lease payments receivable of $126,412,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $57,974,000. We recorded a credit loss reserve related to these direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020.

As of March 31, 2020, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2020	$84,040	$9,897
2021	112,825	13,339
2022	112,555	13,420
2023	112,728	13,467
2024	110,822	13,611
Thereafter	693,684	59,419
Total	$1,226,654	$123,153

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

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2020
Assets
Right-of-use assets - operating	$19,341
Right-of-use assets - finance	931
Total lease assets	$20,272
Liabilities
Lease liability - operating	$19,982
Lease liability - finance	4,039
Total lease liabilities	$24,021

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	8.9
Finance leases	11.2
Weighted-average discount rate
Operating leases (1)	5.31%
Finance leases	17.21%
(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):
Three Months Ended March 31, 2020
Operating lease cost	$1,011
Finance lease cost
Amortization of leased assets	153
Interest on lease liabilities	189
Short-term lease cost	37
Total lease cost	$1,390

The following presents supplemental cash flow information related to our leases (in thousands):

Three Months Ended March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$896
Operating cash flows for finance leases	189
Financing cash flows for finance leases	$153

As of March 31, 2020, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2020	$2,949	$1,364
2021	3,544	1,209
2022	2,802	1,042
2023	2,679	831
2024	2,827	732
Thereafter	11,266	1,878
Total lease payments	26,067	7,056
Less: amount representing interest	(6,085)	(3,017)
Present value of lease payments	$19,982	$4,039

Major Tenants

As of March 31, 2020, we had three significant tenants by revenue:

•

We leased 150 convenience store and gasoline station properties in three separate unitary leases and three stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 15% and 17% of our total revenues for the three months ended March 31, 2020 and 2019, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 13% of our total revenues for the three months ended March 31, 2020 and 2019.

•

We leased 74 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 11% of our total revenues for the three months ended March 31, 2020 and 2019. The largest of these unitary leases, covering 56 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of March 31, 2020, 362 of the properties we own or lease were previously leased to Marketing, of which 320 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 32 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2020, we have a remaining commitment to fund up to $7,048,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2020, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,476,000 (net of accumulated amortization of $1,529,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2020 and December 31, 2019, we had accrued $17,788,000 and $17,820,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the Lower Passaic River have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental directing Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the 17-mile stretch of the Lower Passaic River. The FFS was subject to public comments and objections, and on March 4, 2016, the EPA issued its Record of Decision (“ROD”) for the lower 8-miles selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other PRPs received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides in the Lower Passaic River generated from the production of Agent Orange at its Diamond Alkali Company plant and a discharger of other contaminants of concern (“COCs”) to the Lower Passaic River), for remedial design of the remedy selected in the ROD, after which the EPA plans to begin negotiations with “major” PRPs for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the PRPs and other parties not yet identified as will be eligible for a cash out settlement with the EPA. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for the remedy selected for the lower 8-miles of the Lower Passaic River. In December 2019, Occidental submitted a report to the EPA on the progress of the remedial design work, which is still ongoing.

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

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the lower 8-miles of the Passaic River. The complaint lists over 120 defendants, including us, many of who were also named in the NJDEP’s 2003 Directive and the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings.

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

MTBE Litigation – State of New Jersey

We are defending against a lawsuit brought by various governmental agencies of the State of New Jersey, including the NJDEP, alleging various theories of liability due to contamination of groundwater with MTBE involving multiple locations throughout the State of New Jersey (the “New Jersey MDL Proceedings”). The complaint names as defendants approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against the owners and operators of gasoline station properties from which the releases occurred. The majority of the named defendants have already settled their cases with the State of New Jersey. A portion of the case (“bellwether” trials) has been transferred to the United States District Court for the District of New Jersey for pre-trial proceedings and trial, although a trial date has not yet been set. We continue to engage in settlement negotiations and a dialogue with the plaintiffs’ counsel to educate them on the unique role of the Company and our business as compared to other defendants in the litigation. Although the ultimate outcome of the New Jersey MDL Proceedings cannot be ascertained at this time, we believe that it is probable that this litigation will be resolved in a manner that is unfavorable to us. We are unable to estimate the possible loss or range of loss in excess of the amount accrued for the New Jersey MDL Proceedings as we do not believe that plaintiffs’ settlement proposal is realistic and there remains uncertainty as to the allegations in this case as they relate to us, our defenses to the claims, our rights to indemnification or contribution from other parties and the aggregate possible amount of damages for which we may be held liable. It is possible that losses related to the New Jersey MDL Proceedings could exceed the amounts accrued as of March 31, 2020, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State of New York’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of March 31, 2020, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2020	December 31, 2019
Unsecured Revolving Credit Facility	March 2022	2.63%	$85,000	$20,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Total debt			535,000	470,000
Unamortized debt issuance costs, net (a)			(2,689)	(2,949)
Total debt, net			$532,311	$467,051
(a)

Unamortized debt issuance costs, related to the Revolving Facility, at March 31, 2020 and December 31, 2019, of $1,794 and $2,014, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300,000,000 in the amount of the Revolving Facility to $600,000,000 in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%.

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

As of March 31, 2020, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2020, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2020	$—	$—	$—
2021	—	100,000	100,000
2022 (a)	85,000	—	85,000
2023	—	75,000	75,000
2024	—	—	—
Thereafter	—	275,000	275,000
Total	$85,000	$450,000	$535,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2020, we had accrued a total of $50,358,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $12,439,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $37,919,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2019, we had accrued a total of $50,723,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $12,470,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38,253,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $466,000 and $538,000 of net accretion expense was recorded for the three months ended March 31, 2020 and 2019, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2020 and 2019, we recorded credits to environmental expenses aggregating $788,000 and $341,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the three months ended March 31, 2020 and 2019, changes in environmental estimates aggregating, $32,000 and $49,000, respectively, were related to properties that were previously disposed of by us.

During the three months ended March 31, 2020 and 2019, we increased the carrying values of certain of our properties by $812,000 and $759,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2020 and 2019, was $1,002,000 and $1,047,000, respectively. Capitalized asset retirement costs were $39,288,000 (consisting of $22,279,000 of known environmental liabilities and $17,009,000 of reserves for future environmental liabilities) as of March 31, 2020, and $39,684,000 (consisting of $22,150,000 of known environmental liabilities and $17,534,000 of reserves for future environmental liabilities) as of December 31, 2019. We recorded impairment charges aggregating $941,000 and $749,000 for the three months ended March 31, 2020 and 2019, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2020 and 2019, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Net earnings				12,700	12,700
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				(886)	(886)
Dividends declared — $0.37 per share				(15,632)	(15,632)
Shares issued pursuant to ATM Program, net	—	—	(27)	—	(27)
Shares issued pursuant to dividend reinvestment	12	—	394	—	394
Stock-based compensation/settlements	11	—	487	—	487
BALANCE, MARCH 31, 2020	41,391	$414	$656,981	$(70,920)	$586,475

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				10,927	10,927
Dividends declared — $0.35 per share				(14,555)	(14,555)
Shares issued pursuant to ATM Program, net	—	—	(17)	—	(17)
Shares issued pursuant to dividend reinvestment	12	—	357	—	357
Stock-based compensation/settlements	16	—	359	—	359
BALANCE, MARCH 31, 2019	40,883	$409	$638,877	$(61,051)	$578,235

On March 2, 2020, our Board of Directors granted 176,050 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2019, our Board of Directors granted 156,750 of RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

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

During the three months ended March 31, 2020 and 2019, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the three months ended March 31, 2020, we paid regular quarterly dividends of $15,557,000 or $0.37 per share. For the three months ended March 31, 2019, we paid regular quarterly dividends of $14,495,000 or $0.35 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2020 and 2019, we issued 12,309 and 12,363 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $394,000 and $357,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $732,000 and $474,000 for the three months ended March 31, 2020 and 2019, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):
	Three Months Ended March 31,
	2020	2019
Net earnings	$12,700	$10,927
Less earnings attributable to RSUs outstanding	(318)	(246)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	12,382	10,681
Weighted average common shares outstanding:
Basic	41,383	40,873
Incremental shares from stock-based compensation	8	18
Diluted	41,391	40,891
Basic earnings per common share	$0.30	$0.26
Diluted earnings per common share	$0.30	$0.26

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2020 and December 31, 2019, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of March 31, 2020 and December 31, 2019, the fair value of the borrowings under our senior unsecured notes was $447,100,000 and $470,600,000, respectively. The fair value of the borrowings outstanding as of March 31, 2020 and December 31, 2019, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of March 31, 2020, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$645	$—	$—	$645
Liabilities:
Deferred compensation	$—	$645	$—	$645

The following summarizes as of December 31, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$737	$—	$—	$737
Liabilities:
Deferred compensation	$—	$737	$—	$737

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2020 and December 31, 2019, of $785,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2020, there were no properties that met the criteria to be classified as held for sale.

During the three months ended March 31, 2020, we sold four properties, in separate transactions, which resulted in an aggregate gain of $869,000, included in gain (loss) on dispositions of real estate on our consolidated statements of operations. During the three months ended March 31, 2019 we received funds from a property condemnation resulting in a loss of $51,000, included in gain (loss) on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the three months ended March 31, 2020, we acquired fee simple interests in 12 car wash properties for an aggregate purchase price of $57,321,000.

On February 4, 2020, and February 26, 2020, we acquired fee simple interests in ten car wash properties for an aggregate purchase price of $50,303,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located in Missouri and Kansas. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,775,000 of the purchase price to land, $41,093,000 to buildings and improvements, $3,727,000 to in-place leases, $1,955,000 to above-market leases and $1,247,000 to below-market leases which is accounted for as a deferred liability.

In addition, during the three months ended March 31, 2020, we also acquired fee simple interests in two car wash properties for an aggregate purchase price of $7,018,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $1,414,000 of the purchase price to land, $5,076,000 to buildings and improvements and $528,000 to in-place leases.

There were no property acquisitions during the three months ended March 31, 2019.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2020, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2020, through the date the financial statements were issued, other than the disclosures herein.

During and subsequent to the quarter ended March 31, 2020, the world was impacted by the spread of the novel coronavirus (“COVID-19”), which has been declared a pandemic by the World Health Organization. The COVID-19 pandemic has created significant uncertainty and economic volatility. While we did not incur significant disruptions during the quarter ended March 31, 2020, from the COVID-19 pandemic, we are unable to predict at this time the extent to which the COVID-19 pandemic will impact our business, operations and financial results. Any impact to the our business, operations and financial results will depend on numerous evolving factors, including: the duration and scope of the pandemic; governmental, business and individuals’ actions that have been and continue to be taken in response to the pandemic; the impact on economic activity from the pandemic and actions taken in response; the effect on our tenants and their businesses; the ability of our tenants to make their rental payments and any closures of tenants’ facilities. Any of these events could materially adversely impact our business, financial condition, results of operations or stock price.

As of May 6, 2020, we received April contractual base rent and mortgage payments from approximately 97% of our tenants or mortgagors, as applicable. In addition, we received a number of short-term rent or mortgage payment relief requests, most of them in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. We are evaluating each rent or mortgage payment relief request on an individual basis, considering a number of factors. Not all of the requests made to the Company will result in agreements and we are not considering the waiver or modification of any of our contractual rights under our lease agreements or mortgages. April collections and rent or mortgage payment relief requests to date may not be indicative of collections or requests in any future period. Accordingly, the impact of COVID-19 on our rental revenue or interest income for the second quarter of 2020 and thereafter cannot be determined at present.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; changes in LIBOR reporting practices or the method in which LIBOR is calculated or changes to alternative rates if LIBOR is discontinued; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued spread of the novel coronavirus (“COVID-19”) pandemic, including on the global economy or on our or our tenants’ businesses, financial position or results of operations.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this Quarterly Report on Form 10-Q and those that are described from time to time in our other filings with the SEC. While we expect to continue to pursue our overall growth strategy and to fund our business operations from our cash flows from our properties, the rapid developments and fluidity of COVID-19 may cause us to moderate, if not suspend, our growth strategy.

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

General

Real Estate Investment Trust

We are a REIT specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of March 31, 2020, we owned 885 properties and leased 62 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic, which continues to be spread throughout the U.S. and the world. The impact from the rapidly changing market and economic conditions due to the COVID-19 outbreak is uncertain and will impact our business and consolidated results of operations and could impact our financial condition in the future. While we have not incurred significant disruptions thus far from the COVID-19 outbreak, we are unable to accurately predict the impact that COVID-19 will have due to numerous evolving factors, including the severity of the disease, the duration of the outbreak, actions that may be taken by governmental authorities, the impact to our tenants, including the ability of our tenants to make their rental payments and any closures of tenants’ facilities, and other factors identified in Part II, Item 1A “Risk Factors” in this Form 10-Q. Additionally, while we expect during the second quarter of 2020 to continue to pursue our overall growth strategy and to fund our business operations from cash flows from our properties and our Revolving Facility consistent with the quarter ended March 31, 2020, the rapid developments and fluidity of COVID-19 may cause us to moderate, if not suspend, our growth strategy and/or to rely more heavily on borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program, or other sources of liquidity.

As of May 6, 2020, we have taken certain measures to maintain the strength of our business and to manage the impact of COVID-19 on our operations. These measures included prioritizing the health and safety of our employees by adopting guidelines to provide greater use of remote working arrangements prior to Governor Cuomo's March 20, 2020, executive order, after which we fully transitioned all of our employees to a full-time remote working environment and successfully implemented our business continuity plan, with all of our core financial, operational and telecommunication systems, with no disruption.

We will continue to evaluate the nature and extent of the impact of this situation to our business, consolidated results of operations, liquidity and financial condition and whether or to what extent we need to adjust our business, operations or investment, financing, redevelopment or growth strategies.

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

Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2019, and “Environmental Matters” below.

Our Properties

Net Lease. As of March 31, 2020, we leased 934 of our properties to tenants under triple-net leases.

Our net lease properties include 814 properties leased under 29 separate unitary or master triple-net leases and 120 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of March 31, 2020, we were actively redeveloping four of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of March 31, 2020, nine of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station, and other automotive related properties. While we expect to continue to pursue investments that we believe will benefit our financial performance consistent with our overall growth strategy, we are continuing to monitor the impact of COVID-19 to our business, and the rapid developments and fluidity of this situation may cause us to moderate, if not suspend, our acquisition activities or reevaluate our financing activities. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, and real property loans relating to our leasehold portfolios. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote geographic and tenant diversity in our property portfolio.

During the three months ended March 31, 2020, we acquired fee simple interests in 12 properties for an aggregate purchase price of $57.3 million. There were no property acquisitions during the three months ended March 31, 2019.

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

For the three months ended March 31, 2020, rent commenced on two completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 15 redevelopment projects. During the three months ended March 31, 2020, we transferred $1.2 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of March 31, 2020, we were actively redeveloping four of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition, to the four properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of March 31, 2020, we have signed leases on seven properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured. While we expect to continue to pursue our redevelopment strategy, we are continuing to monitor the impact of COVID-19 to our business, and the rapid developments and fluidity of this situation may cause us to moderate, if not suspend, our redevelopment activities.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $1.0 million for the three months ended March 31, 2020 and $0.8 million for the three months ended March 31, 2019, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net earnings	$12,700	$10,927
Depreciation and amortization of real estate assets	7,097	6,099
(Gain) loss on dispositions of real estate	(869)	51
Impairments	1,031	771
Funds from operations	19,959	17,848
Revenue recognition adjustments	69	(379)
Changes in environmental estimates	(788)	(341)
Accretion expense	466	538
Environmental litigation accruals	—	45
Insurance reimbursements	—	(191)
Legal settlements and judgments	(424)	—
Adjusted funds from operations	$19,282	$17,520
Basic per share amounts:
Earnings per share	$0.30	$0.26
Funds from operations per share	0.47	0.43
Adjusted funds from operations per share	$0.46	$0.42
Diluted per share amounts:
Earnings per share	$0.30	$0.26
Funds from operations per share	0.47	0.43
Adjusted funds from operations per share	$0.46	$0.42
Weighted average common shares outstanding:
Basic	41,383	40,873
Diluted	41,391	40,891

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2020. While the recent outbreak of COVID-19 did not have a material adverse effect on our reported results for our fiscal first quarter, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters. The extent to which our operations will be impacted by the outbreak will depend largely on future developments, which are highly uncertain and cannot be accurately predicted, including new information which may emerge concerning the severity of the outbreak and actions by government authorities to contain the outbreak or treat its impact, among other things. See “Part II. Item. 1A. Risk Factors – Our business and results of operations will be, and our financial condition may be, impacted by COVID-19 pandemic and such impact could be materially adverse” for additional information.

As of May 6, 2020, we received April contractual base rent and mortgage payments from approximately 97% of our tenants or mortgagors, as applicable. In addition, we received a number of short-term rent or mortgage payment relief requests, most of them in the form of requests for deferral of payments or requests for further discussion of COVID-19 related relief. We are evaluating each rent or mortgage payment relief request on an individual basis, considering a number of factors. Not all of the requests made to the Company will result in agreements and we are not considering the waiver or modification of any of our contractual rights under our lease agreements or mortgages. April collections and rent or mortgage payment relief requests to date may not be indicative of collections or requests in any future period. Accordingly, the impact of COVID-19 on our rental revenue or interest income for the second quarter of 2020 and thereafter cannot be determined at present.

Three months ended March 31, 2020, compared to the three months ended March 31, 2019

Revenues from rental properties increased by $1.4 million to $34.7 million for the three months ended March 31, 2020, as compared to $33.3 million for the three months ended March 31, 2019. The increase in revenues from rental properties was primarily due to $2.0 million of revenue from newly acquired properties along with contractual rent increases, partially offset by a decrease in revenue recognition adjustments of $0.4 million. Rental income contractually due from our tenants included in revenues from rental properties was $31.4 million for the three months ended March 31, 2020, as compared to $29.2 million for the three months ended March 31, 2019. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3.3 million and $3.7 million for the three months ended March 31, 2020 and 2019, respectively. Interest income on notes and mortgages receivable was $0.7 million for the three months ended March 31, 2020, as compared to $0.8 million for the three months ended March 31, 2019.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $69 thousand for the three months ended March 31, 2020 and increased rental revenue by $0.4 million for the three months ended March 31, 2019.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $4.9 million for the three months ended March 31, 2020, as compared to $5.5 million for the three months ended March 31, 2019. The decrease in property costs for the three months ended March 31, 2020, was principally due to a decrease in rent expense, reimbursable real estate taxes and professional fees related to property redevelopments.

Impairment charges were $1.0 million for the three months ended March 31, 2020, as compared to $0.8 million for the three months ended March 31, 2019. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2020 and 2019, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the three months ended March 31, 2020, decreased by $0.7 million to $0.2 million, as compared to $0.9 million for the three months ended March 31, 2019. The decrease in environmental expenses for the three months ended March 31, 2020, was principally due to a $0.5 million decrease in net environmental remediation costs and estimates, and a $0.1 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $4.1 million for the three months ended March 31, 2020, and for the three months ended March 31, 2019.

Depreciation and amortization expense was $7.1 million for the three months ended March 31, 2020, as compared to $6.1 million for the three months ended March 31, 2019. The increase in depreciation and amortization expense for the three months ended March 31, 2020, was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $0.5 million for the three months ended March 31, 2020, as compared to $0.2 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, other income was primarily attributable to $0.4 million received from a legal settlement. For the three months ended March 31, 2019, other income was primarily attributable to $0.2 million received from insurance carriers for reimbursement of environmental costs.

Interest expense was $6.7 million for the three months ended March 31, 2020, as compared to $5.9 million for the three months ended March 31, 2019. The increase was due to higher average borrowings outstanding for the three months ended March 31, 2020, as compared to the three months ended March 31, 2019.

For the three months ended March 31, 2020, FFO increased by $2.2 million to $20.0 million, as compared to $17.8 million for the three months ended March 31, 2019. For the three months ended March 31, 2020, AFFO increased by $1.8 million to $19.3 million, as compared to $17.5 million for the three months ended March 31, 2019. FFO for the three months ended March 31, 2020, was impacted by the changes in net earnings but excludes a $0.2 million increase in impairment charges, a $0.9 million increase in gain on dispositions of real estate and a $1.0 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended March 31, 2020, also excludes a $0.5 million decrease in environmental estimates and accretion expense, a $0.2 million decrease in insurance reimbursements, a $0.4 million increase in legal settlements and judgements, and a $0.4 million decrease in Revenue Recognition Adjustments.

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

As noted above, while we expect during the second quarter of 2020 to continue to fund our business operations from our cash flows from our properties, and funds available under our Revolving Facility, consistent with the quarter ended March 31, 2020, the rapid developments and fluidity of COVID-19 may cause us to rely more heavily on borrowings under our Revolving Facility or other sources of liquidity.

Our cash flow activities for the three months ended March 31, 2020 and 2019, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Net cash flow provided by operating activities	$17,874	$15,482
Net cash flow (used in) provided by investing activities	(53,082)	1,499
Net cash flow provided by (used in) financing activities	$49,476	$(44,639)

Operating Activities

Net cash flow from operating activities increased by $2.4 million for the three months ended March 31, 2020, to $17.9 million, as compared to $15.5 million for the three months ended March 31, 2019. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the three months ended March 31, 2020 and 2019, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities increased by $54.6 million for the three months ended March 31, 2020, to a use of $53.1 million, as compared to a source of $1.5 million for the three months ended March 31, 2019. The increase in net cash flow used in investing activities for the three months ended March 31, 2020, was primarily due to an increase of $57.3 million for property acquisitions and a decrease of $0.2 million in construction in progress additions, partially offset by an increase of $0.8 million in proceeds from dispositions of real estate, an increase of $0.8 million in collection of notes and mortgages receivables, a $0.6 million increase in deposits on property acquisitions, and a $0.4 million decrease in issuance of notes and mortgages receivable.

Financing Activities

Net cash flow provided by financing activities increased by $94.1 million for the three months ended March 31, 2020, to $49.5 million, as compared to funds used of $44.6 million for the three months ended March 31, 2019. The increase in net cash flow provided by financing activities was primarily due to an increase borrowings under credit agreement of $60.0 million and a $35.0 million decrease in repayments under credit agreement, partially offset by an increase in dividends paid of $1.1 million.

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

During the three months ended March 31, 2020 and 2019, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the three months ended March 31, 2020, we acquired fee simple interests in 12 properties for an aggregate purchase price of $57.3 million. There were no property acquisitions during the three months ended March 31, 2019. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the three months ended March 31, 2020, rent commenced on two completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 15 redevelopment projects.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2020, we have a remaining commitment to fund up to $7.0 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2020, were $15.2 million, or $0.37 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2019. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2020, we had accrued a total of $50.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38.0 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2019, we had accrued a total of $50.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.5 million of net accretion expense was recorded for the three months ended March 31, 2020 and 2019, which is included in environmental expenses. In addition, during the three months ended March 31, 2020 and 2019, we recorded credits to environmental expenses aggregating $0.8 million and $0.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2020 and 2019, we increased the carrying values of certain of our properties by $0.8 million due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2020 and 2019, was $1.0 million. Capitalized asset retirement costs were $39.3 million (consisting of $22.3 million of known environmental liabilities and $17.0 million of reserves for future environmental liabilities) as of March 31, 2020, and $39.7 million (consisting of $22.2 million of known environmental liabilities and $17.5 million of reserves for future environmental liabilities) as of December 31, 2019. We recorded impairment charges aggregating $0.9 million and $0.7 million for the three months ended March 31, 2020 and 2019, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2020 and December 31, 2019, we had accrued $17.8 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of March 31, 2020, were $85.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $85.0 million as of March 31, 2020, an increase in market interest rates of 1.0% for 2020 would decrease our 2020 net income and cash flows by $0.6 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $85.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2020 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, may exceed federally insurable limits.

As discussed elsewhere in this report, the recent outbreak of COVID-19 may negatively impact our business and results of operations. As we cannot predict the duration or scope of COVID-19, the negative financial impact to our results cannot be reasonably estimated but could be material. See “Part II. Item. 1A. Risk Factors – Our business and results of operations will be, and our financial condition may be, impacted by COVID-19 pandemic and such impact could be materially adverse” for additional information.

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

As required by Rules 13a-15(b) and 13d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2020, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 1A.    RISK FACTORS

With the exception of the following, there have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Our business and results of operations will be, and our financial condition may be, impacted by the COVID-19 pandemic and such impact could be materially adverse.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures of our tenants’ facilities, may impact our tenants' businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Restated Credit Agreement and our senior unsecured notes and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility and pay dividends; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

As a result of reduced economic activity in connection with the COVID-19 pandemic, certain of our tenants may be unable to make timely rental payments in whole or in part under their leases or may seek waivers or deferrals of rental payments. Accordingly, the worsening of estimated future cash flows could result in our recognition of increased impairment charges on certain of our properties for the second quarter of 2020 and thereafter. Moreover, in the event of any of our tenants default under or seek early termination for their leases, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights under the terms of our leases due to potential COVID-19-related moratoriums imposed by various jurisdictions on landlord initiated commercial eviction and collection actions. Further, one or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic, which could result in the termination of its lease. Tenant bankruptcies may make it more difficult for us to release or redevelop the property or properties in which the bankrupt tenant operates, which could materially and adversely affect our business, financial condition or results of operations.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

Date: May 6, 2020

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)