Form 10-Q
period 2020-09-30
GETTY REALTY CORP /MD/
filed 2020-10-22
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The registrant had outstanding 42,806,330 shares of common stock as of October 22, 2020.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2020	December 31, 2019
ASSETS
Real estate:
Land	$687,618	$669,351
Buildings and improvements	518,167	442,220
Construction in progress	1,141	2,080
	1,206,926	1,113,651
Less accumulated depreciation and amortization	(180,955)	(165,892)
Real estate, net	1,025,971	947,759
Investment in direct financing leases, net	78,700	82,366
Notes and mortgages receivable	26,635	30,855
Cash and cash equivalents	58,338	21,781
Restricted cash	2,014	1,883
Deferred rent receivable	43,700	41,252
Accounts receivable	4,281	3,063
Right-of-use assets - operating	17,215	21,191
Right-of-use assets - finance	819	987
Prepaid expenses and other assets, net	65,865	60,640
Total assets	$1,323,538	$1,211,777
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$110,000	$20,000
Senior unsecured notes, net	449,187	449,065
Environmental remediation obligations	49,024	50,723
Dividends payable	16,111	15,557
Lease liability - operating	17,893	21,844
Lease liability - finance	3,714	4,191
Accounts payable and accrued liabilities	59,823	60,958
Total liabilities	705,752	622,338
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 42,719,028 and 41,367,846 shares issued and outstanding, respectively	427	414
Additional paid-in capital	697,301	656,127
Dividends paid in excess of earnings	(79,942)	(67,102)
Total stockholders’ equity	617,786	589,439
Total liabilities and stockholders’ equity	$1,323,538	$1,211,777

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Revenues from rental properties	$37,194	$35,692	$108,180	$102,539
Interest on notes and mortgages receivable	709	736	2,090	2,226
Total revenues	37,903	36,428	110,270	104,765
Operating expenses:
Property costs	6,640	7,251	17,966	18,389
Impairments	1,325	928	2,863	2,400
Environmental	18	5,685	1,069	7,443
General and administrative	4,154	3,743	12,767	11,490
Depreciation and amortization	7,635	6,321	22,057	18,571
Total operating expenses	19,772	23,928	56,722	58,293

Gain (loss) on dispositions of real estate	82	—	1,138	376

Operating income	18,213	12,500	54,686	46,848

Other income (expense), net	376	5,637	932	7,346
Interest expense	(6,705)	(6,247)	(20,061)	(18,179)
Net earnings	$11,884	$11,890	$35,557	$36,015

Basic earnings per common share:
Net earnings	$0.27	$0.28	$0.83	$0.86

Diluted earnings per common share:
Net earnings	$0.27	$0.28	$0.83	$0.86

Weighted average common shares outstanding:
Basic	42,226	41,139	41,690	41,013
Diluted	42,254	41,176	41,708	41,043

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$35,557	$36,015
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	22,057	18,571
Impairment charges	2,863	2,400
(Gain) loss on dispositions of real estate	(1,138)	(376)
Deferred rent receivable	(2,448)	(2,634)
Amortization of above-market and below-market leases	(248)	(494)
Amortization of investment in direct financing leases	3,089	2,587
Amortization of debt issuance costs	781	710
Accretion expense	1,375	1,507
Stock-based compensation	2,467	1,803
Changes in assets and liabilities:
Accounts receivable	(1,452)	(263)
Prepaid expenses and other assets	(742)	(299)
Environmental remediation obligations	(6,851)	(6,135)
Accounts payable and accrued liabilities	(1,706)	4,602
Net cash flow provided by operating activities	53,604	57,994
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(104,809)	(43,324)
Capital expenditures	(166)	(13)
Addition to construction in progress	(302)	(358)
Proceeds from dispositions of real estate	1,400	592
Deposits for property acquisitions	930	305
(Issuance) of notes and mortgages receivable	(2,932)	(464)
Collection of notes and mortgages receivable	7,636	4,226
Net cash flow (used in) investing activities	(98,243)	(39,036)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	115,000	35,000
Repayments under credit agreement	(25,000)	(155,000)
Proceeds from senior unsecured notes	—	125,000
Payment of debt issuance costs	—	(556)
Payment of finance lease obligations	(478)	(398)
Security deposits received (refunded)	42	(271)
Payments of cash dividends	(46,531)	(42,596)
Payments in settlement of restricted stock units	(244)	(115)
Proceeds from issuance of common stock, net - ATM	38,538	8,817
Net cash flow provided by (used in) financing activities	81,327	(30,119)
Change in cash, cash equivalents and restricted cash	36,688	(11,161)
Cash, cash equivalents and restricted cash at beginning of period	23,664	48,742
Cash, cash equivalents and restricted cash at end of period	$60,352	$37,581
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19,214	$17,369
Income taxes	315	273
Environmental remediation obligations	4,762	5,280
Non-cash transactions:
Dividends declared but not yet paid	16,111	14,662
Issuance of notes and mortgages receivable related to property dispositions	$792	$926

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly-traded real estate investment trust (“REIT”) in the United States specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2020, we owned 896 properties and leased 58 properties from third-party landlords. These 954 properties are located in 35 states across the United States and Washington, D.C. Our tenants operate our properties under a variety of national and regional convenience store, motor fuel, and automotive service and other retail brands. In addition, we lease approximately 8,900 square feet of office space, which is used for our corporate headquarters. Our company was originally founded in 1955 and is headquartered in Jericho, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three and nine months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020, we did not record any additional allowance for credit losses.

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

From time to time, we may originate construction loans for the construction of income-producing properties. During the nine months ended September 30, 2020, we funded a construction loan in the amount of $2.9 million, which was repaid as of September 30, 2020, and we exercised our option to purchase the property. At September 30, 2020, there were no outstanding balances for construction loans. Our construction loans generally provide for funding only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction phase, the construction loan will be repaid with the proceeds from the sale of the property. We have the option to purchase the property at the end of the construction period.

There were no indicators for impairments related to our notes and mortgages receivable during the three and nine months ended September 30, 2020 and 2019. For the three and nine months ended September 30, 2020, we did not record any additional allowance for credit losses.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of September 30, 2020.

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

We elected to treat lease concessions with option (1) above for the quarter ended September 30, 2020.

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

We recorded impairment charges aggregating $1,325,000 and $2,863,000 for the three and nine months ended September 30, 2020, respectively, and $928,000 and $2,400,000 for the three and nine months ended September 30, 2019, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $933,000 of impairments recognized during the nine months ended September 30, 2020) and (ii) discounted cash flow models (this method was used to determine $117,000 of impairments recognized during the nine months ended September 30, 2020). During the nine months ended September 30, 2020, we recorded $1,813,000 of impairments due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the nine months ended September 30, 2020 and 2019, impairment charges aggregating $601,000 and $610,000, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We and our subsidiaries file a consolidated federal income tax return. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2017, 2018 and 2019, and tax returns which will be filed for the year ended 2020, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

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

NOTE 3. — LEASES

As of September 30, 2020, we owned 896 properties and leased 58 properties from third-party landlords. These 954 properties are located in 35 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis primarily to petroleum distributors, convenience store retailers and, to a lesser extent, automotive service and other retail operators. Generally, our tenants supply fuel and either operate our properties directly or sublet our properties to operators who operate their convenience stores, gasoline stations, automotive service or other retail businesses at our properties. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties were $37,194,000 and $108,180,000 for the three and nine months ended September 30, 2020, respectively, and $35,692,000 and $102,539,000 for three and nine months ended September 30, 2019, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $32,015,000 and $95,193,000 for the three and nine months ended September 30, 2020, respectively, and $30,149,000 and $88,735,000 for three and nine months ended September 30, 2019, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (the “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties was a charge of $151,000 and $306,000 for the three and nine months ended September 30, 2020, respectively, and income of $185,000 and $799,000 for the three and nine months ended September 30, 2019, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5,330,000 and $13,293,000 for the three and nine months ended September 30, 2020, respectively, and $5,358,000 and $13,005,000 for three and nine months ended September 30, 2019, respectively.

We incurred $270,000 and $171,000 of lease origination costs for the nine months ended September 30, 2020 and 2019, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $78,700,000 investment in direct financing leases as of September 30, 2020, are lease payments receivable of $116,572,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $51,222,000 and $578,000 allowance for credit losses. The components of the $82,366,000 investment in direct financing leases as of December 31, 2019, are lease payments receivable of $126,412,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $57,974,000. We recorded a credit loss reserve related to these direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020.

As of September 30, 2020, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2020	$29,102	$3,316
2021	116,821	13,339
2022	116,690	13,420
2023	116,918	13,467
2024	115,099	13,611
Thereafter	744,930	59,419
Total	$1,239,560	$116,572

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2020
Assets
Right-of-use assets - operating	$17,215
Right-of-use assets - finance	819
Total lease assets	$18,034
Liabilities
Lease liability - operating	$17,893
Lease liability - finance	3,714
Total lease liabilities	$21,607

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	8.7
Finance leases	10.9
Weighted-average discount rate
Operating leases (a)	5.32%
Finance leases	17.27%
(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Operating lease cost	$983	$2,985
Finance lease cost
Amortization of leased assets	166	478
Interest on lease liabilities	177	549
Short-term lease cost	41	90
Total lease cost	$1,367	$4,102

The following presents supplemental cash flow information related to our leases (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$966	$2,833
Operating cash flows for finance leases	177	549
Financing cash flows for finance leases	$166	$478

As of September 30, 2020, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2020	$970	$1,316
2021	3,380	1,119
2022	2,738	937
2023	2,617	781
2024	2,461	560
Thereafter	10,677	1,658
Total lease payments	22,843	6,371
Less: amount representing interest	(4,950)	(2,657)
Present value of lease payments	$17,893	$3,714

Major Tenants

As of September 30, 2020, we had three significant tenants by revenue:

•

We leased 150 convenience store and gasoline station properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% and 18% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 12% and 13% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively.

•

We leased 74 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 10% and 11% of our total revenues for the nine months ended September 30, 2020 and 2019, respectively. The largest of these unitary leases, covering 56 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of September 30, 2020, 357 of the properties we own or lease were previously leased to Marketing, of which 317 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 30 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of September 30, 2020, we have a remaining commitment to fund up to $6,895,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2020, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,370,000 (net of accumulated amortization of $1,635,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2020 and December 31, 2019, we had accrued $17,860,000 and $17,820,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We have agreed to settle the New Jersey MDL Proceedings in accordance with the terms of a proposed Judicial Consent Order (“JCO”), which includes payment by us of $13,500,000 in exchange for satisfaction and release of claims made against it by various parties including the NJDEP. The JCO was subject to a 60-day public comment period which expired on October 5, 2020, without comment by interested parties or members of the public. Provided that no other objections are raised by the remaining defendants in the New Jersey MDL Proceedings, we expect that the JCO will be filed with the United States District Court for the Southern District of New York for its approval. The amount of the settlement payment proposed to be made by us as set forth in the JCO has previously been fully accrued by us as a litigation reserve for the New Jersey MDL Proceedings, however, until the JCO is approved by the New York Federal District Court, it remains possible that our losses related to the New Jersey MDL Proceedings could exceed the amounts so accrued.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State of New York’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of September 30, 2020, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2020	December 31, 2019
Unsecured Revolving Credit Facility	March 2022	1.84%	$110,000	$20,000
Series A Notes	February 2021	6.00%	100,000	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Total debt			560,000	470,000
Unamortized debt issuance costs, net (a)			(2,168)	(2,949)
Total debt, net			$557,832	$467,051
(a)

Unamortized debt issuance costs, related to the Revolving Facility, at September 30, 2020 and December 31, 2019, of $1,355 and $2,014, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

As of September 30, 2020, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2020, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2020	$—	$—	$—
2021	—	100,000	100,000
2022 (a)	110,000	—	110,000
2023	—	75,000	75,000
2024	—	—	—
Thereafter	—	275,000	275,000
Total	$110,000	$450,000	$560,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2020, we had accrued a total of $49,024,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,934,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $37,090,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2019, we had accrued a total of $50,723,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $12,470,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38,253,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,375,000 and $1,507,000 of net accretion expense was recorded for the nine months ended September 30, 2020 and 2019, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2020 and 2019, we recorded credits to environmental expenses aggregating $2,089,000 and $855,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the nine months ended September 30, 2020 and 2019, changes in environmental estimates aggregating, $130,000 and $279,000, respectively, were related to properties that were previously disposed of by us.

During the nine months ended September 30, 2020 and 2019, we increased the carrying values of certain of our properties by $2,271,000 and $3,700,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2020 and 2019, was $2,998,000 and $3,106,000, respectively. Capitalized asset retirement costs were $40,024,000 (consisting of $23,642,000 of known environmental liabilities and $16,382,000 of reserves for future environmental liabilities) as of September 30, 2020, and $39,684,000 (consisting of $22,150,000 of known environmental liabilities and $17,534,000 of reserves for future environmental liabilities) as of December 31, 2019. We recorded impairment charges aggregating $2,118,000 and $2,357,000 for the nine months ended September 30, 2020 and 2019, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2020	41,796	$418	$669,805	$(75,715)	$594,508
Net earnings				11,884	11,884
Dividends declared — $0.37 per share				(16,111)	(16,111)
Shares issued pursuant to ATM Program, net	922	9	26,613	—	26,622
Shares issued pursuant to dividend reinvestment	1	—	16	—	16
Stock-based compensation/settlements	—	—	867	—	867
BALANCE, SEPTEMBER 30, 2020	42,719	$427	$697,301	$(79,942)	$617,786

BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Net earnings				35,557	35,557
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				(886)	(886)
Dividends declared — $1.11 per share				(47,511)	(47,511)
Shares issued pursuant to ATM Program, net	1,326	13	38,525	—	38,538
Shares issued pursuant to dividend reinvestment	14	—	426	—	426
Stock-based compensation/settlements	11	—	2,223	—	2,223
BALANCE, SEPTEMBER 30, 2020	42,719	$427	$697,301	$(79,942)	$617,786

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2019	41,108	$411	$646,581	$(62,481)	$584,511
Net earnings				11,890	11,890
Dividends declared — $0.35 per share				(14,662)	(14,662)
Shares issued pursuant to ATM Program, net	70	1	2,153	—	2,154
Shares issued pursuant to dividend reinvestment	12	—	364	—	364
Stock-based compensation/settlements	—	—	664	—	664
BALANCE, SEPTEMBER 30, 2019	41,190	$412	$649,762	$(65,253)	$584,921

BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				36,015	36,015
Dividends declared — $1.05 per share				(43,845)	(43,845)
Shares issued pursuant to ATM Program, net	283	3	8,814	—	8,817
Shares issued pursuant to dividend reinvestment	36	—	1,082	—	1,082
Stock-based compensation/settlements	16	—	1,688	—	1,688
BALANCE, SEPTEMBER 30, 2019	41,190	$412	$649,762	$(65,253)	$584,921

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

During the three and nine months ended September 30, 2020, we issued a total of 922,000 and 1,326,000 shares of common stock and received net proceeds of $26,622,000 and $38,538,000, respectively, under the ATM Program. During the three and nine months ended September 30, 2019, we issued 70,000 and 283,000 shares of common stock and received net proceeds of $2,154,000 and $8,817,000, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the nine months ended September 30, 2020, we paid regular quarterly dividends of $46,957,000 or $1.11 per share. For the nine months ended September 30, 2019, we paid regular quarterly dividends of $43,678,000 or $1.05 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2020 and 2019, we issued 13,585 and 35,424 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $426,000 and $1,082,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $2,467,000 and $1,803,000 for the nine months ended September 30, 2020 and 2019, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$11,884	$11,890	$35,557	$36,015
Less earnings attributable to RSUs outstanding	(318)	(246)	(953)	(737)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	11,566	11,644	34,604	35,278
Weighted average common shares outstanding:
Basic	42,226	41,139	41,690	41,013
Incremental shares from stock-based compensation	28	37	18	30
Diluted	42,254	41,176	41,708	41,043
Basic earnings per common share	$0.27	$0.28	$0.83	$0.86
Diluted earnings per common share	$0.27	$0.28	$0.83	$0.86

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2020 and December 31, 2019, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of September 30, 2020 and December 31, 2019, the fair value of the borrowings under our senior unsecured notes was $479,600,000 and $470,600,000, respectively. The fair value of the borrowings outstanding as of September 30, 2020 and December 31, 2019, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2020, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$898	$—	$—	$898
Liabilities:
Deferred compensation	$—	$898	$—	$898

The following summarizes as of December 31, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$737	$—	$—	$737
Liabilities:
Deferred compensation	$—	$737	$—	$737

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2020 and December 31, 2019, of $1,664,000 and $785,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2020, there were no properties that met the criteria to be classified as held for sale.

During the nine months ended September 30, 2020, we sold six properties, in separate transactions, which resulted in an aggregate gain of $955,000, included in gain (loss) on dispositions of real estate on our consolidated statements of operations. During the nine months ended September 30, 2020, we received funds from a property condemnation resulting in a gain of $183,000, included in gain (loss) on dispositions of real estate in our consolidated statements of operations.

In addition, during nine months ended September 30, 2020, we agreed to sever a property from a unitary lease and to substitute in its place, and add to the unitary lease, two new properties of equivalent net book value. We did not recognize any gain (loss) in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the nine months ended September 30, 2020, we acquired fee simple interests in 24 properties for an aggregate purchase price of $104,809,000.

On February 4, 2020, and February 26, 2020, we acquired fee simple interests in ten car wash properties for an aggregate purchase price of $50,303,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located within the Kansas City MSA. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,775,000 of the purchase price to land, $41,093,000 to buildings and improvements, $3,727,000 to in-place leases, $1,955,000 to above-market leases and $1,247,000 to below-market leases which is accounted for as a deferred liability.

On August 25, 2020, we acquired fee simple interests in seven car wash properties for an aggregate purchase price of $28,301,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located within the San Antonio MSA. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,335,000 of the purchase price to land, $21,093,000 to buildings and improvements, $2,396,000 to in-place leases and $523,000 to below-market leases which is accounted for as a deferred liability.

In addition, during the nine months ended September 30, 2020, we also acquired fee simple interests in seven convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $26,205,000. We accounted for the acquisitions of fee simple interests as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $9,236,000 of the purchase price to land, $15,394,000 to buildings and improvements and $1,575,000 to in-place leases.

During the nine months ended September 30, 2019, we acquired fee simple interests in 14 properties for an aggregate purchase price of $43,324,000

On June 17, 2019, we acquired fee simple interests in six convenience store and gasoline station properties for $24,724,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with two ten-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located within the Los Angeles MSA. We accounted for the acquisition as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $18,086,000 of the purchase price to land, $4,789,000 to buildings and improvements and $1,849,000 to in-place leases.

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

On November 22, 2019, we acquired fee simple interests in four car wash properties for $14,144,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are all located in Las Vegas, NV. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $2,663,000 of the purchase price to land, $10,469,000 to buildings and improvements and $1,012,000 to in-place leases.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2020, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2020, through the date the financial statements were issued, other than the disclosures herein.

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

As of October 22, 2020, we received October contractual base rent and mortgage payments from 98% of our tenants or mortgagors, as applicable. October collections to date may not be indicative of collections in any future period. Accordingly, the impact of COVID-19 on our rental revenue or interest income for the fourth quarter of 2020 and thereafter cannot be definitively determined at present.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of the COVID-19 pandemic on our business and results of operations; our expectations regarding our growth strategy; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the origination of certain construction loans for the construction of income-producing properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; our expectation that future property acquisitions will benefit our financial performance; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a REIT specializing in the ownership, leasing and financing of convenience store and gasoline station properties. As of September 30, 2020, we owned 896 properties and leased 58 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain. While we have not incurred significant disruptions to our financial results thus far from the COVID-19 pandemic, we are unable to accurately predict the impact that COVID-19 will have on our business, operations and financial result due to numerous evolving factors, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to our tenants, including the ability of our tenants to make their rental payments and any closures of tenants’ facilities. Additionally, while we expect to continue our overall growth strategy during the fourth quarter of 2020 and to fund our business operations from cash flows from our properties and our Revolving Facility, the rapid developments and fluidity of COVID-19 may cause us to re-evaluate, if not suspend, our growth strategy and/or to rely more heavily on borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program, or other sources of liquidity.

We will continue to evaluate the nature and extent of the impact of this situation to our business, consolidated results of operations, liquidity and financial condition and whether or to what extent we need to adjust our business, operations or investment, financing, redevelopment or growth strategies during the fourth quarter of 2020 or thereafter.

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

Our Properties

Net Lease. As of September 30, 2020, we leased 939 of our properties to tenants under triple-net leases.

Our net lease properties include 820 properties leased under 29 separate unitary or master triple-net leases and 119 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of September 30, 2020, we were actively redeveloping seven of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of September 30, 2020, eight of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station, and other automotive related properties. While we expect to continue to pursue investments that we believe will benefit our financial performance consistent with our overall growth strategy, we are continuing to monitor the impact of COVID-19 on our business, and the rapid developments and fluidity of this situation may cause us to moderate, if not suspend, our acquisition activities or reevaluate our financing activities. In addition to sale/leaseback and other real estate acquisitions, our investment activities include purchase money financing with respect to properties we sell, real property loans relating to our leasehold portfolios and construction loans. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will promote geographic and tenant diversity in our property portfolio.

During the nine months ended September 30, 2020, we acquired fee simple interests in 24 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $104.8 million. During the nine months ended September 30, 2019, we acquired fee simple interests in 14 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $43.3 million.

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

For the nine months ended September 30, 2020, rent commenced on five completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 18 redevelopment projects. During the nine months ended September 30, 2020, we transferred $1.2 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of September 30, 2020, we were actively redeveloping seven of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. In addition to the seven properties currently classified as redevelopment, we are in various stages of feasibility and planning for the recapture of select properties from our net lease portfolio that are suitable for redevelopment to either a new convenience and gasoline use or for alternative single-tenant net lease retail uses. As of September 30, 2020, we have signed leases on five properties, that are currently part of our net lease portfolio, which will be recaptured and transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured. While we expect to continue to pursue our redevelopment strategy, we are continuing to monitor the impact of COVID-19 to our business, and the rapid developments and fluidity of this situation may cause us to moderate, if not suspend, our redevelopment activities.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $1.3 million and $2.9 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.4 million for the three and nine months ended September 30, 2019, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net earnings	$11,884	$11,890	$35,557	$36,015
Depreciation and amortization of real estate assets	7,635	6,321	22,057	18,571
(Gain) loss on dispositions of real estate	(82)	—	(1,138)	(376)
Impairments	1,325	928	2,863	2,400
Funds from operations	20,762	19,139	59,339	56,610
Revenue recognition adjustments	151	(184)	306	(799)
Changes in environmental estimates	(861)	(296)	(2,089)	(855)
Accretion expense	454	475	1,375	1,507
Environmental litigation accruals	85	4,650	85	4,677
Insurance reimbursements	—	(4,490)	(96)	(4,760)
Legal settlements and judgments	(376)	(1,146)	(800)	(2,568)
Adjusted funds from operations	$20,215	$18,148	$58,120	$53,812
Basic per share amounts:
Earnings per share	$0.27	$0.28	$0.83	$0.86
Funds from operations per share	0.48	0.46	1.39	1.36
Adjusted funds from operations per share	$0.47	$0.43	$1.37	$1.29
Diluted per share amounts:
Earnings per share	$0.27	$0.28	$0.83	$0.86
Funds from operations per share	0.48	0.46	1.39	1.36
Adjusted funds from operations per share	$0.47	$0.43	$1.37	$1.29
Weighted average common shares outstanding:
Basic	42,226	41,139	41,690	41,013
Diluted	42,254	41,176	41,708	41,043

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2020. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the nine months ended September 30, 2020, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

During the quarter ended September 30, 2020, we received contractual base rent and mortgage payments from 98% of our tenants or mortgagors, as applicable. We granted a small number of short-term rent or mortgage payment relief requests, most of them in the form of deferral of payments. We evaluated each rent or mortgage payment relief request on an individual basis, considering a number of factors. Not all of the requests made to the Company resulted in agreements and, except for short term payment deferrals or, in a limited number of cases, abatements, we did not waive any of our contractual rights under our lease agreements or mortgages.

As of October 22, 2020, we had received October contractual base rent and mortgage payments from 98% of our tenants or mortgagors, as applicable. October collections and rent or mortgage payment relief requests to date may not be indicative of collections or requests in any future period. Accordingly, the full impact of COVID-19 on our rental revenue or interest income for the fourth quarter of 2020 and thereafter cannot be definitively determined at present.

Three months ended September 30, 2020, compared to the three months ended September 30, 2019

Revenues from rental properties increased by $1.5 million to $37.2 million for the three months ended September 30, 2020, as compared to $35.7 million for the three months ended September 30, 2019. The increase in revenues from rental properties was primarily due to $2.5 million of revenue from newly acquired properties along with contractual rent increases, partially offset by a decrease in revenue recognition adjustments of $0.3 million. Rental income contractually due from our tenants included in revenues from rental properties was $32.0 million for the three months ended September 30, 2020, as compared to $30.1 million for the three months ended September 30, 2019. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5.3 million and $5.4 million for the three months ended September 30, 2020 and 2019, respectively. Interest income on notes and mortgages receivable was $0.7 million for the three months ended September 30, 2020 and 2019.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $0.1 million and increased rental revenue by $0.2 million for the three months ended September 30, 2020 and 2019, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $6.6 million for the three months ended September 30, 2020, as compared to $7.3 million for the three months ended September 30, 2019. The decrease in property costs for the three months ended September 30, 2020, was principally due to a decrease in rent expense, professional fees and maintenance expense related to property redevelopments.

Impairment charges were $1.3 million for the three months ended September 30, 2020, as compared to $0.9 million for the three months ended September 30, 2019. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended September 30, 2020 and 2019, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses for the three months ended September 30, 2020 were $18 thousand, as compared to $5.7 million for the three months ended September 30, 2019. The decrease in environmental expenses for the three months ended September 30, 2020, was principally due to a $4.6 million decrease in environmental litigation accruals, a $0.6 million decrease in net environmental remediation costs and estimates and a $0.5 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $4.2 million for the three months ended September 30, 2020, as compared to $3.7 million for the three months ended September 30, 2019. The increase in general and administrative expense for the three months ended September 30, 2020, was principally due to a $0.2 million increase in employee-related expenses and a $0.3 million increase in legal and other professional fees.

Depreciation and amortization expense was $7.6 million for the three months ended September 30, 2020, as compared to $6.3 million for the three months ended September 30, 2019. The increase in depreciation and amortization expense for the three months ended September 30, 2020, was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $0.4 million for the three months ended September 30, 2020, as compared to $5.6 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, other income was primarily attributable to $0.4 million received from a legal settlement. For the three months ended September 30, 2019, other income was primarily attributable to $4.5 million received from insurance carriers for reimbursement of environmental costs and $1.1 million received from a legal settlement.

Interest expense was $6.7 million for the three months ended September 30, 2020, as compared to $6.2 million for the three months ended September 30, 2019. The increase was due to higher average borrowings outstanding partially offset by a decrease in average interest rates on borrowing outstanding for the three months ended September 30, 2020, as compared to the three months ended September 30, 2019.

For the three months ended September 30, 2020, FFO was $20.8 million, as compared to $19.1 million for the three months ended September 30, 2019. For the three months ended September 30, 2020, AFFO increased by $2.1 million to $20.2 million, as compared to $18.1 million for the three months ended September 30, 2019. FFO for the three months ended September 30, 2020, was impacted by changes in net earnings but excludes a $0.4 million increase in impairment charges, a $0.1 million increase in gain on dispositions of real estate and a $1.3 million increase in depreciation and amortization expense. The increase in AFFO for the three months ended September 30, 2020, also excludes a $0.6 million decrease in environmental estimates and accretion expense, a $4.6 million decrease in environmental litigation accruals, a $4.5 million decrease in insurance reimbursements, a $0.8 million decrease in legal settlements and judgements and a $0.3 million decrease in Revenue Recognition Adjustments.

Nine months ended September 30, 2020, compared to the nine months ended September 30, 2019

Revenues from rental properties increased by $5.7 million to $108.2 million for the nine months ended September 30, 2020, as compared to $102.5 million for the nine months ended September 30, 2019. The increase in revenues from rental properties was primarily due to $6.0 million of revenue from properties acquired in fourth quarter of 2019 and the nine months ended September 30, 2020, along with contractual rent increases, partially offset by a decrease in revenue recognition adjustments of $1.1 million. Rental income contractually due from our tenants included in revenues from rental properties was $95.2 million for the nine months ended September 30, 2020, as compared to $88.7 million for the nine months ended September 30, 2019. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $13.3 million and $13.0 million for the nine months ended September 30, 2020 and 2019, respectively. Interest income on notes and mortgages receivable was $2.1 million and $2.2 million for the nine months ended September 30, 2020 and 2019, respectively.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $0.3 million and increased rental revenue by $0.8 million for the nine months ended September 30, 2020 and 2019, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $18.0 million for the nine months ended September 30, 2020, as compared to $18.4 million for the nine months ended September 30, 2019. The decrease in property costs for the nine months ended September 30, 2020, was principally due to a decrease in rent expense and professional fees related to property redevelopments, partially offset by an increase in real estate taxes and other professional fees.

Impairment charges were $2.9 million for the nine months ended September 30, 2020, as compared to $2.4 million for the nine months ended September 30, 2019. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2020 and 2019, were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties, and reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses for the nine months ended September 30, 2020, decreased by $6.3 million to $1.1 million, as compared to $7.4 million for the nine months ended September 30, 2019. The decrease in environmental expenses for the nine months ended September 30, 2020, was principally due to a $4.6 million decrease in environmental litigation accruals, a $1.3 million decrease in net environmental estimates and accretion, and a $0.4 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $12.8 million for the nine months ended September 30, 2020, as compared to $11.5 million for the nine months ended September 30, 2019. The increase in general and administrative expense for the nine months ended September 30, 2020, was principally due to a $0.8 million increase in employee-related expenses and a $0.4 million increase in legal and other professional fees.

Depreciation and amortization expense was $22.1 million for the nine months ended September 30, 2020, as compared to $18.6 million for the nine months ended September 30, 2019. The increase in depreciation and amortization expense for the nine months ended September 30, 2020, was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Other income was $0.9 million for the nine months ended September 30, 2020, as compared to $7.3 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, other income was primarily attributable to $0.8 million received from legal settlements and $0.1 million received from insurance carriers for reimbursement of environmental costs. For the nine months ended September 30, 2019, other income was primarily attributable to $4.8 million received from insurance carriers for reimbursement of environmental costs and $2.6 million received from legal settlements.

Interest expense was $20.1 million for the nine months ended September 30, 2020, as compared to $18.2 million for the nine months ended September 30, 2019. The increase was due to higher average borrowings outstanding partially offset by a decrease in average interest rates on borrowings outstanding for the nine months ended September 30, 2020, as compared to the nine months ended September 30, 2019.

For the nine months ended September 30, 2020, FFO increased by $2.7 million to $59.3 million, as compared to $56.6 million for the prior period. For the nine months ended September 30, 2020, AFFO increased by $4.3 million to $58.1 million, as compared to $53.8 million for the prior period. FFO for the nine months ended September 30, 2020, was impacted by the changes in net earnings but excludes a $0.7 million increase in gains on dispositions of real estate, a $3.5 million increase in depreciation and amortization expense and a $0.5 million increase in impairment charges. The increase in AFFO for the nine months ended September 30, 2020, also excludes a $1.8 million decrease in legal settlements and judgements, a $1.1 million decrease in Revenue Recognition Adjustments, a $1.3 million decrease in environmental estimates and accretion expense, a $4.6 million decrease in environmental litigation accruals and a $4.7 million decrease in insurance reimbursements.

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

While we expect during the fourth quarter of 2020 to continue to fund our business operations from our cash flows from our properties, and funds available under our Revolving Facility, consistent with the quarter ended September 30, 2020, the rapid developments and fluidity of COVID-19 may cause us to rely more heavily on borrowings under our Revolving Facility or other sources of liquidity than in prior periods.

Our cash flow activities for the nine months ended September 30, 2020 and 2019, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Net cash flow provided by operating activities	$53,604	$57,994
Net cash flow (used in) investing activities	(98,243)	(39,036)
Net cash flow provided by (used in) financing activities	$81,327	$(30,119)

Operating Activities

Net cash flow from operating activities decreased by $4.4 million for the nine months ended September 30, 2020, to $53.6 million, as compared to $58.0 million for the nine months ended September 30, 2019. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the nine months ended September 30, 2020 and 2019, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities increased by $59.2 million for the nine months ended September 30, 2020, to a use of $98.2 million, as compared to a use of $39.0 million for the nine months ended September 30, 2019. The increase in net cash flow used in investing activities for the nine months ended September 30, 2020, was primarily due to an increase of $61.5 million for property acquisitions and an increase of $2.4 million in issuance of notes and mortgages receivable, partially offset by an increase of $3.4 million in collection of notes and mortgages receivables, a $0.6 million decrease in deposits on property acquisitions and an increase of $0.8 million in proceeds from dispositions of real estate.

Financing Activities

Net cash flow provided by financing activities increased by $111.4 million for the nine months ended September 30, 2020, to $81.3 million, as compared to funds used of $30.1 million for the nine months ended September 30, 2019. The increase in net cash flow provided by financing activities was primarily due to an increase in net borrowings under credit agreement of $210.0 million and an increase in net proceeds under the ATM agreement of $29.7 million, partially offset by a decrease in proceeds from senior unsecured notes of $125.0 million and an increase in dividends paid of $3.9 million.

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

During the three and nine months ended September 30, 2020, we issued a total of 922,000 and 1,326,000 shares of common stock and received net proceeds of $26.6 million and $38.5 million, respectively, under the ATM Program. During the three and nine months ended September 30, 2019, we issued 70,000 and 283,000 shares of common stock and received net proceeds of $2.2 million and $8.8 million, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the nine months ended September 30, 2020, we acquired fee simple interests in 24 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $104.8 million. During the nine months ended September 30, 2019, we acquired fee simple interests in 14 convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $43.3 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the nine months ended September 30, 2020, rent commenced on five completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 18 redevelopment projects.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2020, we have a remaining commitment to fund up to $6.9 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2020, were $47.0 million, or $1.11 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2020, we had accrued a total of $49.0 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $37.1 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2019, we had accrued a total of $50.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.4 million and $1.5 million of net accretion expense was recorded for the nine months ended September 30, 2020 and 2019, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2020 and 2019, we recorded credits to environmental expenses aggregating $2.1 million and $0.9 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2020 and 2019, we increased the carrying values of certain of our properties by $2.3 million and $3.7 million. respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2020 and 2019, was $3.0 million and $3.1 million, respectively. Capitalized asset retirement costs were $40.0 million (consisting of $23.6 million of known environmental liabilities and $16.4 million of reserves for future environmental liabilities) as of September 30, 2020, and $39.7 million (consisting of $22.2 million of known environmental liabilities and $17.5 million of reserves for future environmental liabilities) as of December 31, 2019. We recorded impairment charges aggregating $2.1 million and $2.4 million for the nine months ended September 30, 2020 and 2019, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2020 and December 31, 2019, we had accrued $17.9 million and $17.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2019, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of September 30, 2020, were $110.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $110.0 million as of September 30, 2020, an increase in market interest rates of 1.0% for 2020 would decrease our 2020 net income and cash flows by $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $110.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2020 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, may exceed federally insurable limits.

As discussed elsewhere in this report, the COVID-19 pandemic may negatively impact our business and results of operations. As we cannot predict the duration or scope of COVID-19 there is potential for future negative financial impacts to our results that could be material. Our business and results of operations will be, and our financial condition may be, impacted by COVID-19 pandemic and such impact could be materially adverse. See “Part II. Item. 1A. Risk Factors” in this Quarterly Report on Form 10-Q for additional information.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2020, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2020, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We agreed to settle the New Jersey MDL Proceedings in accordance with the terms of a proposed Judicial Consent Order (“JCO”), which includes payment by us of $13,500,000 in exchange for satisfaction and release of claims made against it by various parties including the NJDEP. The JCO was subject to a 60-day public comment period which expired on October 5, 2020, without comment by interested parties or members of the public. Provided that no objections are raised by the remaining defendants in the New Jersey MDL Proceedings, we expect that the JCO will be filed with the United States District Court for the Southern District of New York for its approval. The amount of the settlement payment proposed to be made by us as set forth in the JCO has previously been fully accrued by us as a litigation reserve for the New Jersey MDL Proceedings, however, until the JCO is approved by the New York Federal District Court, it remains possible that our losses related to the New Jersey MDL Proceedings could exceed the amounts so accrued.

ITEM 1A.    RISK FACTORS

With the exception of the following, there have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020.

Our business and results of operations have been, and our financial condition may be, impacted by the COVID-19 pandemic and such impact could be materially adverse.

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures from time to time of our tenants’ facilities, may impact our tenants' businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Restated Credit Agreement and our senior unsecured notes and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility and pay dividends; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

We have granted a small number of tenants short-term rent or mortgage payment relief requests, most of them in the form of deferral of payments. Notwithstanding the granting of such deferrals, certain of our tenants may be unable to make timely rental payments in whole or in part under their leases or may seek further waivers or deferrals of rental payments. Accordingly, the worsening of estimated future cash flows could result in our recognition of increased impairment charges on certain of our properties for the fourth quarter of 2020 and thereafter. Moreover, in the event of any of our tenants default under or seek early termination for their leases, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights under the terms of our leases due to potential COVID-19-related moratoriums imposed by various jurisdictions on landlord initiated commercial eviction and collection actions. Further, one or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic, which could result in the termination of its lease. Tenant bankruptcies may make it more difficult for us to release or redevelop the property or properties in which the bankrupt tenant operates, which could materially and adversely affect our business, financial condition or results of operations.

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

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Danion Fielding, Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2020

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ DANION FIELDING
Danion Fielding Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Chief Accounting Officer and Controller (Principal Accounting Officer)