Form 10-K
period 2020-12-31
GETTY REALTY CORP /MD/
filed 2021-02-25
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER 001-13777

GETTY REALTY CORP.

(Exact name of registrant as specified in its charter)

Maryland	11-3412575
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification no.)

292 Madison Avenue, 9th Floor New York, New York 10017-6318
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (646) 349-6000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	GTY	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of common stock held by non-affiliates (33,839,999 shares of common stock) of the Company was $1,004,400,000 as of June 30, 2020.

The registrant had outstanding 43,751,920 shares of common stock as of February 25, 2021.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2020, pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our statements regarding our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and results of operations; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; changes in LIBOR reporting practices or the method in which LIBOR is calculated or changes to alternative rates if LIBOR is discontinued; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued spread of the COVID-19 pandemic, including on the global economy or on our tenants’ businesses, financial position, or results of operations.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, our growth or reinvestment strategies, our ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in this Annual Report on Form 10-K and those that are described from time to time in our other filings with the SEC.

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

PART I

Item 1.    Business

Company Profile

Getty Realty Corp., a Maryland corporation, is the leading publicly traded real estate investment trust (“REIT”) in the United States specializing in the acquisition, ownership, leasing, financing and redevelopment of convenience stores, gasoline stations and other automotive-related and retail real estate, including express car washes, instant oil change centers, automotive service centers, automotive parts retailers and select other properties. Our predecessor was originally founded in 1955 and our common stock was listed on the NYSE in 1997.

Our portfolio includes 959 properties located in 35 states and Washington, D.C., and our tenants operate under a variety of national and regional brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience stores, gasoline stations and other automotive-related and retail real estate.

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

Our company is headquartered in New York, New York and as of February 25, 2021, we had 31 employees.

Company Operations

As of December 31, 2020, we owned 901 properties and leased 58 properties from third-party landlords. Our nationwide portfolio includes a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of between one-half and one acre of land in a metropolitan area and is used as a convenience store and gasoline station or to provide other automotive-related services. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or sublet our properties and supply fuel to third parties that operate the convenience store and gasoline station businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Convenience store and gasoline station properties are an integral component of the transportation infrastructure supported by demand for refined petroleum products, day-to-day consumer goods and convenience foods. Substantially all of our tenants’ financial results depend on the sale of refined petroleum products, convenience store sales or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. (For additional information regarding risks related to our tenants’ dependence on the performance of the petroleum industry, see “Item 1A. Risk Factors – Substantially all of our tenants depend on the same industry for their revenues” in this Form 10-K.) During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Our Properties

Net Lease. As of December 31, 2020, we leased 946 of our properties to tenants under triple-net leases.

Our net lease properties include 829 properties leased under 31 separate unitary or master triple-net leases and 117 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. As of December 31, 2020, our contractual rent weighted average lease term, excluding renewal options, was approximately 9.5 years.

Several of our leases provide for additional rent based on the aggregate volume of fuel sold. For the year ended December 31, 2020, additional rent based on the aggregate volume of fuel sold was not material to our financial results. In addition, certain of our leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of underground storage tanks (“UST” or “USTs”) that are owned by our tenants. As of December 31, 2020, we have a remaining commitment to fund up to $6.8 million in the aggregate with our tenants for our portion of such capital improvements. For additional information regarding our leases, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment. As of December 31, 2020, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For additional information regarding our redevelopment properties, see “Redevelopment Strategy and Activity” below.

Vacancies. As of December 31, 2020, seven of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Human Capital Resources

As of December 31, 2020, we had 31 full-time employees, all of which are located in our New York office. In 2020, we hired our new Executive Vice President and Chief Financial Officer, Brian Dickman, following the planned departure of Danion Fielding for personal reasons. Our employees are offered necessary flexibility to meet personal and family needs. We aim to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round. Our recruiting efforts, as well as employee training, compensation and advancement are all based on qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent, and includes the employee benefit plans described in Note 8 “Employee Benefit Plan” included in Part II, Item 8 of this Annual Report on Form 10-K. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a long tenure with the Company, frequently express satisfaction with management. Our employees are offered regular opportunities to participate in various professional development programs.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience stores, gasoline stations and other automotive-related and retail real estate. We primarily pursue sale-leaseback transactions and other real estate acquisitions that result in us owning fee simple interests in our properties. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold portfolios and construction loans. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will enhance our geographic and tenant diversification.

During the year ended December 31, 2020, we acquired fee simple interests in 34 properties for an aggregate purchase price of $150.0 million. During the year ended December 31, 2019, we acquired fee simple interests in 27 properties for an aggregate purchase price of $87.2 million. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 209 properties, including single property and portfolio transactions located in various states, for an aggregate purchase price of $537.0 million.

Redevelopment Strategy and Activity

We believe that certain of our properties are well-suited for either new convenience store use or for alternative single-tenant net lease retail uses, such as automotive parts and service, quick service restaurants, specialty retail and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

For the years ended December 31, 2020 and 2019, rent commenced on six and four completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 19 redevelopment projects.

For the year ended December 31, 2020, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $1.6 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. For the year ended December 31, 2019, we spent $0.4 million of construction-in-progress costs related to our redevelopment activities and transferred $0.5 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

As of December 31, 2020, we had six properties under active redevelopment and others  in various stages of feasibility planning for potential recapture from our net lease portfolio, including four properties for which we have signed new leases and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Major Tenants

As of December 31, 2020, we had four significant tenants by revenue:

•

We leased 150 convenience store and gasoline station properties pursuant to three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% and 18% of our total revenues for the years ended December 31, 2020 and 2019, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 129 convenience store and gasoline station properties pursuant to four separate unitary leases to subsidiaries of Arko Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 15% of our total revenues for each of the years ended December 31, 2020 and 2019. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 12% and 13% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

•

We leased 74 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 10% and 11% of our total revenues for the years ended December 31, 2020 and 2019, respectively. The largest of these unitary leases, covering 56 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

Competition

The single-tenant net lease retail real estate sector in which we operate is highly competitive and we expect major investors with significant capital will continue to compete with us for attractive acquisition opportunities. These competitors include petroleum manufacturing, distributing and marketing companies, other REITs, public and private investment funds, and other individual and institutional investors.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Getty Petroleum Marketing Inc. (“Marketing”) (substantially all of which commenced in 2012), we have agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). After expiration of such 10-year (or, in certain cases, shorter) period, responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of the lease, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases, responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For additional information, see “Item 1A. Risk Factors” and “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

Summary of Risk Factors

Our business is subject to risks and uncertainties, including those risks and uncertainties discussed at-length below, that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following:

Risks Related to Our Business and Operations

•	The risks inherent in owning or leasing real estate.
•	The real estate industry is highly competitive.
•	Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-leasing or selling our properties.
•	Substantially all of our tenants depend on the same industry for their revenues.
•	It may be difficult for our investors to determine the creditworthiness of our tenants.
•	An increase in costs and liability accruals as a result of environmental laws and regulations could adversely affect our business.
•	We are defending pending lawsuits and claims that may subject us to material losses.

•	We may be subject to losses that may not be covered by insurance.
•

The concentration of a significant number of our properties in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

•	Property taxes on our properties may increase without notice.
•	Our business operations may not generate sufficient cash for distributions or debt service.
•	Adverse developments in general business, economic or political conditions could have a material adverse effect on us.
•	Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations.
•	Our exposure to counterparty risk.
•	Inflation may adversely affect our financial condition and results of operations.
•	Our assets may be subject to impairment charges.
•	Our accounting policies and methods require management to make estimates, judgments and assumptions about matters that are inherently uncertain.
•

Amendments to the Accounting Standards Codification made by the Financial Accounting Standards Board (the “FASB”) or changes in accounting standards may adversely affect our reported revenues, profitability or financial position.

•	If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
•	Our reliance on certain members of our management team or Board of Directors, the loss of any one of which could adversely affect our business or the market price of our common stock.
•	Our reliance on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•	Our business and results of operations have been, and our financial condition may be, impacted by the COVID-19 pandemic.

Risks Related to Financing Our Business

•	Our dependency on external sources of capital, which may or may not be available on favorable terms, or at all.
•	Interest rate risk and our ability to manage or mitigate this risk effectively.
•	Adverse effects by changes in LIBOR reporting practices or the method in which LIBOR is calculated.

Risks Related to Our Investment Strategy

•	We may not be able to successfully implement our investment strategy.
•	We expect to acquire new properties and this may create risks.
•	We are pursuing redevelopment opportunities and this creates risks to our Company.

Risks Related to Our Status as a REIT

•

The failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our stockholders. Uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period or may cause us to fail to qualify as a REIT.

•	A risk of changes in the tax law applicable to REITs.
•	U.S. federal tax reform legislation could affect REITs generally, our tenants, the markets in which we operate, the price of our common stock and our results of operations.
•

In order to preserve our REIT status, our charter limits the number of shares a person may own, which may discourage a takeover that could result in a premium price for our common stock or otherwise benefit our stockholders.

Risks Related to Ownership of Our Securities

•	Changes in market conditions could adversely affect the market price of our publicly traded common stock.
•	Changes in our dividend policy and the dividends we pay may be subject to significant volatility.
•	Future issuances of equity securities could dilute the interest of holders of our equity securities.
•	Maryland law may discourage a third-party from acquiring us.

Risks Related to Our Business and Operations

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

We derive substantially all of our revenues from leasing, primarily on a triple-net basis, and financing convenience store and gasoline station properties to tenants in the petroleum marketing industry. Accordingly, our revenues are substantially dependent on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles or an increase in the use of, and consumer demand for, alternative fuel, electric and battery-operated vehicles, or other “green technologies,” could have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain as to how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2020, we had accrued a total of $48.1 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.7 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.4 million for future environmental liabilities related to preexisting unknown contamination.

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

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2020, 43.6% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

As of December 31, 2020, we leased 150 convenience store and gasoline station properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global. In the aggregate, our leases with subsidiaries of Global represented 16% and 18% of our total revenues for the years ended December 31, 2020 and 2019, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company. As of December 31, 2020, we leased 129 convenience store and gasoline station properties in four separate unitary leases to subsidiaries of Arko. In the aggregate, our leases with subsidiaries of Arko represented 15% of our total revenues for the years ended December 31, 2020 and 2019. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company. As of December 31, 2020, we leased 77 convenience store and gasoline station properties in three separate unitary leases to United Oil. In the aggregate, our leases with United Oil represented 12% and 13% of our total revenues for each of the years ended December 31, 2020 and 2019, respectively. As of December 31, 2020, we leased 74 convenience store and gasoline station properties in two separate unitary leases to subsidiaries of Chestnut. In the aggregate, our leases with subsidiaries of Chestnut represented 10% and 11% of our total revenues for each of the years ended December 31, 2020 and 2019, respectively. The largest of these unitary leases, covering 56 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2020 and 2019, we incurred $4.3 million and $4.0 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

We have granted a small number of tenants short-term rent or mortgage payment relief requests, most of them in the form of deferral of payments. Notwithstanding the granting of such deferrals, certain of our tenants may be unable to make timely rental payments in whole or in part under their leases or may seek further waivers or deferrals of rental payments. Accordingly, the worsening of estimated future cash flows could result in our recognition of increased impairment charges on certain of our properties. Moreover, in the event of any of our tenants default under or seek early termination for their leases, we might not be able to fully recover and/or experience delays and additional costs in enforcing our rights under the terms of our leases due to potential COVID-19-related moratoriums imposed by various jurisdictions on landlord initiated commercial eviction and collection actions. Further, one or more of our tenants may seek the protection of the bankruptcy laws as a result of the prolonged impact of the COVID-19 pandemic, which could result in the termination of its lease. Tenant bankruptcies may make it more difficult for us to release or redevelop the property or properties in which the bankrupt tenant operates, which could materially and adversely affect our business, financial condition or results of operations.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2020, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

Risks Related to Financing Our Business

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

Our principal sources of liquidity are the cash flows from our operations, funds available under our $300.0 million senior unsecured credit agreement (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A., proceeds from the sale of shares of our common stock through offerings, from time to time, under our at-the-market program (“ATM Program”) and available cash and cash equivalents. The Restated Credit Agreement consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. We have also issued $525.0 million of senior unsecured notes. For additional information, see “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021. The U.S. Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, to identify an alternative reference rate.  ARRC identified the Secured Overnight Financing Rate (“SOFR”), calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as the recommended alternative reference rate for USD-LIBOR in derivative and other financial contracts and proposed a paced transition plan to transition USD-LIBOR to SOFR.  The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. In November 2020, the ICE Benchmark Administration Limited (the administrator of LIBOR) announced that it would consult on its intention to cease the publication of the one-week and two-month USD-LIBOR tenors only on December 31, 2021 and all other USD-LIBOR tenors on June 30, 2023.  The consultation period ended on January 25, 2021; however, no official statement has been made as of the date of this report.

We cannot predict when LIBOR will cease to be available and there is no guarantee that a transition from LIBOR to an alternative rate will not result in financial market disruptions, significant increases in benchmark rates or financing costs to borrowers.  If LIBOR is discontinued, pursuant to the Second Amendment to the Restated Credit Agreement, the administrative agent and the borrower may amend the Restated Credit Agreement to replace LIBOR with a SOFR-based rate or an alternative rate otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings, but the alternative rate could be higher and more volatile than LIBOR prior to its discontinuance.  If a LIBOR successor rate has not been implemented under the Restated Credit Agreement, interest on borrowing shall accrue at the base rate.  Accordingly, the potential effects of the foregoing on our cost of capital cannot yet be determined. As of December 31, 2020, we had $25,000,000 of borrowings based on LIBOR.

Risks Related to Our Investment Strategy

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

Risks Related to Our Status as a REIT

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

There is a risk of changes in the tax law applicable to real estate investment trusts.

Because the IRS, the United States Treasury Department and Congress frequently review federal income tax legislation, we cannot predict whether, when or to what extent new federal tax laws, regulations, interpretations or rulings will be adopted. Any of such legislative actions may prospectively or retroactively modify our tax treatment and, therefore, may adversely affect taxation of us and/or our investors.

The Tax Cuts and Jobs Act of 2017, or the TCJA, as amended by the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their shareholders. Changes made by the TCJA and the CARES Act that could affect us and our shareholders include:

               ● temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

                ● permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

                ● permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will generally allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

                ● reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

                ● limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction) for taxable years beginning after December 31, 2020;

                ● generally limiting the deduction for net business interest expense in excess of a specified percentage (50% for taxable years beginning in 2019 and 2020 and 30% for subsequent taxable years) of a business’s adjusted taxable income except for taxpayers that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system for certain property); and

                ● eliminating the corporate alternative minimum tax.

You are urged to consult with your tax advisor with respect to the status of legislative, regulatory, judicial or administrative developments and proposals and their potential effect on an investment in our securities.

U.S. federal tax reform legislation could affect REITs generally, our tenants, the markets in which we operate, the price of our common stock and our results of operations, in ways, both positively and negatively, that are difficult to predict.

Certain federal tax legislation (the “2017 Legislation”) included significant changes to corporate and individual tax rates and the calculation of taxes. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we distribute all of our income and comply with the various tax rules governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. The 2017 Legislation changed the way in which dividends paid on our stock are taxed by the holder of that stock and could impact the price of our common stock or how stockholders and potential investors view an investment in REITs. In addition, while certain elements of the 2017 Legislation do not impact us directly as a REIT, they could impact our tenants and the markets in which we operate in ways, both positive and negative, that are difficult to predict. Prospective stockholders are urged to consult with their tax advisors with respect to the 2017 Legislation and any other regulatory or administrative developments and proposals and the potential effects thereof on an investment in our common stock.

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

Risks Related to Ownership of Our Securities

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, operators of other automotive-related and retail businesses. Our tenants are engaged in the sale of day-to-day consumer goods and services, convenience foods and refined petroleum products and are responsible for the operations conducted at our properties, including the payment of all taxes, maintenance, repair, insurance and other operating expenses. In those instances where we determine that the best use for a property is no longer its existing use and the property is not subject to a lease, we will either redevelop the property or seek an alternative tenant or buyer for the property. We manage and evaluate our operations as a single segment.

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

The following table summarizes the geographic distribution of our properties as of December 31, 2020,  including the number and location of properties we lease from third-parties. In addition, we lease approximately 11,100 square feet of office space at 292 Madison Avenue, New York, New York for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	204	35	239	24.9%
Massachusetts	99	8	107	11.2
Connecticut	65	7	72	7.5
Texas	64	—	64	6.7
New Jersey	45	4	49	5.1
Virginia	48	1	49	5.1
New Hampshire	45	—	45	4.7
South Carolina	45	—	45	4.7
Maryland	40	2	42	4.4
California	35	—	35	3.7
Washington State	31	—	31	3.2
Arizona	23	—	23	2.4
Colorado	23	—	23	2.4
Pennsylvania	22	—	22	2.3
Oregon	13	—	13	1.4
Arkansas	11	—	11	1.2
Hawaii	10	—	10	1.0
North Carolina	9	—	9	1.0
Ohio	9	—	9	1.0
Maine	7	—	7	0.7
Missouri	7	—	7	0.7
Nevada	6	—	6	0.6
Georgia	5	—	5	0.5
New Mexico	5	—	5	0.5
Florida	4	—	4	0.4
Kansas	4	—	4	0.4
Louisiana	4	—	4	0.4
Oklahoma	4	—	4	0.4
Rhode Island	4	—	4	0.4
Kentucky	3	—	3	0.3
Illinois	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Alabama	1	—	1	0.1
Delaware	—	1	1	0.1
Minnesota	1	—	1	0.1
North Dakota	1	—	1	0.1
Total	901	58	959	100.0%

The properties that we lease from third parties have a remaining lease term, including renewal and extension option terms, averaging approximately 8.0 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

CALENDAR YEAR	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2021	9	15.5%	0.9%
2022	5	8.6	0.5
2023	2	3.5	0.2
2024	4	6.9	0.4
2025	2	3.5	0.2
Subtotal	22	38.0	2.2
Thereafter	36	62.0	3.8
Total	58	100%	6.0%

Revenues from rental properties for the year ended December 31, 2020 were $144.6 million, an average of approximately $152,000 per property given the 952 average rental properties held during the year. Revenues from rental properties for the year ended December 31, 2019, were $137.7 million, an average of $147,000 per property given the 937 average rental properties held during the year. Rental property lease expirations and annualized contractual rent as of December 31, 2020, are as follows (in thousands, except for number of properties):

CALENDAR YEAR	Number of Rental Properties (a)	Annualized Contractual Rent (b)	Percentage of Total Annualized Rent
Redevelopment	6	$—	—
Vacant	7	—	—
2021	24	2,047	1.5%
2022	32	2,815	2.1
2023	26	3,617	2.7
2024	26	3,712	2.7
2025	42	7,074	5.2
2026	82	14,259	10.6
2027	255	19,809	14.6
2028	45	7,842	5.8
2029	76	11,605	8.6
2030	20	1,729	1.3
Thereafter	318	60,743	44.9
Total	959	$135,252	100.0%

(a)

With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2020, multiplied by 12.

Item 3.    Legal Proceedings

We are subject to various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2020 and 2019, we had accrued $4.3 million and $17.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2020, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of New Jersey

We were a party to a case involving a large number of gasoline station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) is among the many cases that were transferred from various courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against owners and operators of gasoline station properties from which the releases occurred. The New Jersey MDL Proceedings named us as a defendant along with approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE, including Atlantic Richfield, BP, Chevron, Citgo, ConocoPhillips, Cumberland Farms, Duke Energy, ExxonMobil, Getty Petroleum Marketing, Inc., Gulf, Hess, Lyondell Chemical, Lyondell-Citgo, Lukoil Americas, Marathon Oil, Mobil, Motiva, Shell, Sunoco, Unocal, and Valero. The majority of the named defendants have settled their case with the State of New Jersey.

In 2020, we settled the New Jersey MDL Proceedings in accordance with the terms of a Judicial Consent Order (“JCO”), which included payment by us of $13.5 million in exchange for satisfaction and release of claims made against us by various parties including the NJDEP. Our settlement payment was within our previously established litigation loss reserve for the case. The JCO was approved and entered by the United States District Court for the Southern District of New York on December 17, 2020 and, in accordance with the terms thereof, payment was made by the Company and the case against the Company dismissed.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The named plaintiffs are the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The complaint names us and more than 50 other defendants, including Exxon Mobil, BP, Chevron, Citgo, Gulf, Lukoil Americas, Getty Petroleum Marketing Inc., Marathon, Hess, Shell Oil, Texaco, Valero, as well as other smaller petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have distributed, stored and sold MTBE gasoline in Pennsylvania. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL proceedings. In November 2015, plaintiffs filed a second amended complaint naming additional defendants and adding factual allegations against the defendants. We have joined with other defendants in the filing of a motion to dismiss the claims against us. This motion is pending with the Court. We intend to defend vigorously the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants, including Exxon Mobil, APEX Oil, Astra Oil, Atlantic Richfield, BP, Chevron, Citgo, ConocoPhillips, Hess, Kinder Morgan, Lukoil, Marathon, Shell, Sunoco, Texaco, Valero, Cumberland Farms, Duke Energy, El Paso Merchant Energy-Petroleum, Energy Transfer Partners, Equilon Enterprises, ETP Holdco, George E. Warren Corporation, Getty Petroleum Marketing, Inc., Gulf, Guttman Energy, Hartree Partners, Holtzman Oil, Motiva Enterprises, Nustar Terminals Operations Partnership, Phillips 66, Premcor, 7-Eleven, Sheetz, Total Petrochemicals & Refining USA,  Transmontaigne Product Services, Vitol S.A., WAWA, and Western Refining. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs.

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

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site (“Superfund Site”), which includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey and a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the LPRSA. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the LPRSA. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the entire 17 miles of the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, The CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identifies various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On December 11, 2020, EPA conditionally approved the CPG’s IR/FS for the upper 9-miles of the LPRSA, which recognizes that interim actions and adaptive management may be appropriate before deciding a final remedy.  It is anticipated that EPA will issue a proposed plan for an interim remedy for the upper 9-miles, which will be published for public comment.  Subject to EPA’s response to any comments and/or objections received, it is anticipated that EPA will issue a Record of Decision (“ROD”) for an interim remedy for the upper 9-mile portion of the LPRSA in 2021 (“Upper 9-mile IR ROD”).

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the LPRSA have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”), the former owner/operator of the Diamond Shamrock Corporation facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances from the Lister facility.  The Order directed Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the LPRSA. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued a ROD for the lower 8-miles (“Lower 8-mile ROD”) selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion. On March 31, 2016, we and more than 100 other PRPs received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides  generated from the production of Agent Orange at its Diamond Shamrock Corporation facility and a discharger of other contaminants of concern (“COCs”) to the Superfund Site for remedial design of the remedy selected in the Lower 8-mile ROD, after which the EPA plans to begin negotiations with “major” PRPs for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the PRPs and other parties not yet identified will be eligible for a cash out settlement with the EPA. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for the Lower 8-mile ROD. In December 2019, Occidental submitted a report to the EPA on the progress of the remedial design work, which is still ongoing.

Occidental has asserted that it is entitled to indemnification by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) for its liability in connection with the Site. Occidental has also asserted that Maxus and Tierra’s parent company, YPF, S.A. (“YPF”) and certain of its affiliates must indemnify Occidental. On June 16, 2016, Maxus and Tierra filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2017, an amended Chapter 11 plan of liquidation became effective and, in connection therewith, Maxus and Tierra entered into a mutual contribution release agreement with certain parties, including us, pertaining to certain past costs, but not future remedy costs.

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the remedial actions addressed in the Lower 8-mile ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of similar cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements, but we believe we meet EPA’s criteria for a cash out settlement and should be considered for same in any future discussions. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the initial group of parties to resolve their respective alleged liability for the Lower 8-mile ROD work, each for a payment to the EPA in the amount of $0.3 million. In August 2017, the EPA appointed an independent third-party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice, which is anticipated to lead to additional offers of cash out settlements to certain additional parties and/or a consent decree in which parties that are not offered a cash out settlement will agree to perform the Lower 8-mile ROD remedial action. The allocation proceedings, which we are participating in, are still ongoing.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the Lower 8-mile ROD work. The complaint lists over 120 defendants, including us, many of whom were also named in the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings.

Many uncertainties remain regarding the anticipated interim remedy selection for the Upper 9-mile IR ROD and how the EPA intends to implement either the Upper 9-mile IR ROD and/or the Lower 8-mile ROD work, including whether EPA will designate certain PRPs as work parties and/or if EPA will identify PRPs for future cash-out settlement negotiations for the Upper 9-mile IR ROD, the Lower 8-mile ROD work or both.  Further, none of the above referenced AOCs and RODs relating to the LPRSA obligate us to fund or perform any remedial action contemplated for the LPRSA and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the LPRSA, which are not known at this time.  Therefore, we anticipate that performance of the EPA’s selected remedies for the LPRSA will be subject to future negotiation, potential enforcement proceedings and/or possible litigation.

Based on currently known facts and circumstances, including, among other factors, anticipated allocations, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear the costs of remediation and/or damages, the Company does not believe that resolution of this matter as relates to the Company is reasonably likely to have a material impact on our results of operations. Nevertheless, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. Therefore, it is possible that our ultimate liability resulting from this matter and the impact on our results of operations could be material.

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil Corporation in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We have served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell Oil Company, Shell Oil Products Company, Motiva Enterprises, LLC, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We have also filed a third-party complaint against Hess Corporation, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of December 31, 2020.

Lukoil Americas Case

In March 2016, we filed a civil lawsuit in the New York State Supreme Court, New York County, against Lukoil Americas Corporation and certain of its current or former executives, seeking recovery of environmental remediation costs that we either have incurred, or expect to incur, at properties previously leased to Marketing pursuant to a master lease. The lawsuit alleged various theories of liability, including claims based on environmental liability statutes in effect in the states in which the properties are located, as well as a breach of contract claim seeking to pierce Marketing’s corporate veil. We settled this case effective December 17, 2020 pursuant to the terms of a Settlement Agreement and General Release which among other things included a payment to the Company. The case has been dismissed. For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

     Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 16,239 beneficial holders of our common stock as of February 5, 2020, of which approximately 862 were holders of record.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
Getty Realty Corp.	100.00	$155.68	$173.36	$196.94	$230.06	$204.25
Standard & Poor's 500	100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Peer Group	100.00	$121.27	$124.75	$140.58	$176.45	$151.26

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

Item 6. Reserved

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

This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2018 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, ownership, leasing, financing and redevelopment of convenience stores, gasoline stations and other automotive-related and retail real estate, including express car washes, instant oil change centers, automotive service centers, automotive parts retailers and select other properties. As of December 31, 2020, we owned 901 properties and leased 58 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain. While we have not incurred significant disruptions to our financial results thus far from the COVID-19 pandemic, we are unable to accurately predict the impact that COVID-19 will have on our business, operations and financial result due to numerous evolving factors, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to our tenants, including the ability of our tenants to make their rental payments and any closures of tenants’ facilities. Additionally, while we expect to continue our overall growth strategy during the 2021 and to fund our business operations from cash flows from our properties and our Revolving Facility, the rapid developments and fluidity of COVID-19 may cause us to re-evaluate, if not suspend, our growth strategy and/or to rely more heavily on borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program, or other sources of liquidity. See “Part I. Item. 1A. Risk Factors” in this Annual Report on Form 10-K for additional information.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or sublet our properties and supply fuel to third parties that operate the convenience store and gasoline station businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

Substantially all of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. (For additional information regarding risks related to our tenants’ dependence on the performance of the petroleum industry, see “Item 1A. Risk Factors – Substantially all of our tenants depend on the same industry for their revenues” in this Form 10-K.) During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business – Company Operations”, “Item 2. Properties” and “Environmental Matters” below.

Our Properties

Net Lease. As of December 31, 2020, we leased 946 of our properties to tenants under triple-net leases.

Our net lease properties include 829 properties leased under 31 separate unitary or master triple-net leases and 117 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants.

Redevelopment. As of December 31, 2020, we were actively redeveloping six of our properties either as a new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of December 31, 2020, seven of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience stores, gasoline stations and other automotive-related and retail real estate. We primarily pursue sale-leaseback transactions and other real estate acquisitions that result in us owning fee simple interests in our properties. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will enhance our geographic and tenant diversification.

During the year ended December 31, 2020, we acquired fee simple interests in 34 properties for an aggregate purchase price of $150.0 million. In February 2020, we acquired fee simple interests in ten car wash properties located in the Kansas City Metropolitan Statistical Area (“MSA”) for an aggregate purchase price of $50.3 million and entered into a unitary lease at the closing of the transactions. In August 2020, we acquired fee simple interests in seven car wash properties located in the San Antonio MSA for an aggregate purchase price of $28.3 million and entered into a unitary lease at the closing of the transaction. In October 2020, we acquired fee simple interests in six convenience store and gasoline station properties located throughout the state of Texas for an aggregate purchase price of $28.7 million and entered into a unitary lease at the closing of the transaction. In addition, during the year ended December 31, 2020, we acquired fee simple interests in 11 convenience store and other automotive-related properties in various transactions for an aggregate purchase price of $42.7 million.

During the year ended December 31, 2019, we acquired fee simple interests in 27 properties for an aggregate purchase price of $87.2 million. In June 2019, we acquired fee simple interests in six convenience store and gasoline station properties located in the Los Angeles MSA for $24.7 million and entered into a unitary lease at the closing of the transaction. In November 2019, we acquired fee simple interests in four car wash properties located in the Las Vegas MSA for $14.1 million and entered into a unitary lease at the closing of the transaction. In addition, during the year ended December 31, 2019, we acquired fee simple interests in 17 convenience store and other automotive-related properties in various transactions for an aggregate purchase price of $48.3 million.

 Redevelopment Strategy and Activity

We believe that certain of our properties are well-suited for either new convenience store use or for alternative single-tenant net lease retail uses, such as automotive parts and service, quick service restaurants, specialty retail and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

For the year ended December 31, 2020 and 2019, rent commenced on six and four completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 19 redevelopment projects.

For the year ended December 31, 2020, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and  transferred $1.6 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. For the year ended December 31, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.5 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

As of December 31, 2020, we had six properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including four properties for which we have signed new leases and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

 Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $4.3 million and $4.0 million for the years ended December 31, 2020 and 2019, respectively, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates. For a discussion of the risks associated with asset impairments, see “Item 1A. Risk Factors – Our assets may be subject to impairment charges.”

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

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as GAAP net earnings before depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, impairment charges and the cumulative effect of accounting changes. Our definition of AFFO is defined as FFO less (i) certain revenue recognition adjustments (defined  below), (ii) changes in environmental estimates, (iii) accretion expense, (iv) environmental litigation accruals, (v) insurance reimbursements, (vi) legal settlements and judgments, (vii) acquisition costs expensed and (viii) other unusual items that are not reflective of our core operating performance. Other REITs may use definitions of FFO and/or AFFO that are different from ours and, accordingly, may not be comparable.

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our core operating performance. Specifically, FFO excludes items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and impairment charges. However, GAAP net earnings and FFO typically include certain other items that the we exclude from AFFO, including the impact of revenue recognition adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for the recognition of rental income from direct financing leases and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”) that do not impact our recurring cash flow and which are not indicative of our core operating performance. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method, which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash and/or unusual items such as changes in environmental estimates, environmental accretion expense, allowances for credit loss on notes and mortgages receivable and direct finance leases, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, property acquisition costs expensed and loss on extinguishment of debt, that do not impact our recurring cash flow and which are not indicative of our core operating performance.

We pay particular attention to AFFO which we believe provides a more accurate depiction of our core operating performance than either GAAP net earnings or FFO. By providing AFFO, we believe that we are presenting useful information that assists analysts and investors to better assess our core operating performance. Further, we believe that AFFO is useful in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2020	2019	2018
Net earnings	$69,388	$49,723	$47,706
Depreciation and amortization of real estate assets	30,191	25,161	23,636
Gains on dispositions of real estate	(4,548)	(1,063)	(3,948)
Impairments	4,258	4,012	6,170
Funds from operations	99,289	77,833	73,564
Revenue recognition adjustments	895	(960)	(2,223)
Allowance for credit loss on notes and mortgages receivable and direct financing leases	368	—	—
Loss on extinguishment of debt	1,233	—	—
Changes in environmental estimates	(3,135)	(5,386)	(1,319)
Accretion expense	1,841	2,006	2,409
Environmental litigation accruals	85	5,896	(45)
Insurance reimbursements	(142)	(4,866)	(2,570)
Legal settlements and judgments	(21,300)	(2,707)	(147)
Adjusted funds from operations	$79,134	$71,816	$69,669
Basic per share amounts:
Earnings per share	$1.62	$1.19	$1.17
Funds from operations per share	2.32	1.86	1.81
Adjusted funds from operations per share	$1.85	$1.72	$1.71
Diluted per share amounts:
Earnings per share	$1.62	$1.19	$1.17
Funds from operations per share	2.31	1.86	1.80
Adjusted funds from operations per share	$1.84	$1.72	$1.71
Weighted average common shares outstanding:
Basic	42,040	41,072	40,171
Diluted	42,070	41,110	40,191

Results of Operations

Year ended December 31, 2020, compared to year ended December 31, 2019

Revenues from rental properties increased by $6.9 million to $144.6 million for the year ended December 31, 2020, as compared to $137.7 million for the year ended December 31, 2019. The increase in revenues from rental properties was primarily due to $6.1 million of revenue from the properties acquired in 2020.  Rental income contractually due from our tenants included in revenues from rental properties was $128.2 million for the year ended December 31, 2020, as compared to $119.3 million for the year ended December 31, 2019. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $17.3 million and $17.5 million for the years ended December 31, 2020 and 2019, respectively. Interest income on notes and mortgages receivable was $2.7 million for the year ended December 31, 2020, as compared to $2.9 million for the year ended December 31, 2019.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties include Revenue Recognition Adjustments which decreased rental revenue by $0.9 million and increased rental revenue by $1.0 million for the years ended December 31, 2020 and 2019, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $23.5 million for the year ended December 31, 2020, as compared to $25.0 million for the year ended December 31, 2019. The decrease in property costs for the year ended December 31, 2020, was principally due to a decrease in rent expense, professional fees related to property redevelopments and reimbursable real estate taxes partially offset by an increase in other professional fees.

Impairment charges were $4.3 million for the year ended December 31, 2020, as compared to $4.0 million for the year ended December 31, 2019. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2020 and 2019, were attributable to the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses were $1.1 million for the year ended December 31, 2020, as compared to $5.4 million for the year ended December 31, 2019. The decrease in environmental expenses for the year ended December 31, 2020, was principally due to a $5.8 million decrease in environmental litigation accruals and a $0.6 million decrease in environmental legal and professional fees, partially offset by a $2.1 million change in net environmental remediation costs and estimates. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $17.3 million for the year ended December 31, 2020, as compared to $15.4 million for the year ended December 31, 2019. The increase in general and administrative expense for the year ended December 31, 2020, was principally due to a $0.7 million increase in stock-based compensation, a $0.7 million increase in other employee-related expenses and a $0.6 million increase in legal and other professional fees.

Depreciation and amortization expense was $30.2 million for the year ended December 31, 2020, as compared to $25.2 million for the year ended December 31, 2019. The increase in depreciation and amortization expense was primarily due to depreciation and amortization of properties acquired offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate were $4.5 million for the year ended December 31, 2020, as compared to $1.1 million for the year ended December 31, 2019. The gains were the result of the sale of 11 and nine properties during the years ended December 31, 2020 and 2019, respectively.

Other income was $21.1 million for the year ended December 31, 2020, as compared to $7.6 million for the year ended December 31, 2019. For the year ended December 31, 2020, other income was primarily attributable to $21.3 million received from legal settlements and judgments and $0.1 million received from environmental insurance reimbursements, partially offset by a $0.4 million allowance for credit loss on notes and mortgages receivable and direct financings leases. Other income for the year ended December 31, 2019, was primarily attributable to $4.9 million received from environmental insurance reimbursements and $2.7 million received from legal settlements and judgments.

Interest expense was $26.1 million for the year ended December 31, 2020, as compared to $24.6 million for the year ended December 31, 2019. The increase was due to higher average borrowings outstanding for the year ended December 31, 2020, as compared to the year ended December 31, 2019.

For the year ended December 31, 2020, FFO was $99.3 million, as compared to $77.8 million for the year ended December 31, 2019. For the year ended December 31, 2020, AFFO was $79.1 million, as compared to $71.8 million for the year ended December 31, 2019. FFO for the year ended December 31, 2020, was impacted by changes in net earnings, but excludes a $0.3 million increase in impairment charges, a $5.0 million increase in depreciation and amortization expense and a $3.4 million increase in gains on dispositions of real estate. The increase in AFFO for the year ended December 31, 2020, also excludes a $18.6 million increase in legal settlements and judgments, a $2.1 million increase in environmental estimates and accretion expense, a $4.8 million decrease in insurance reimbursements, a $5.8 million decrease in environmental litigation accruals, a $1.9 million decrease in Revenue Recognition Adjustments, a $1.2 million increase in loss on extinguishment of debt and a $0.4 million allowance for credit loss on notes and mortgages receivable and direct financing leases.

Basic and diluted earnings per share was $1.62 per share for the year ended December 31, 2020, as compared to $1.19 per share for the year ended December 31, 2019. Basic and diluted FFO per share for the year ended December 31, 2020, was $2.31 per share as compared to $1.86 per share, for the year ended December 31, 2019. Basic and diluted AFFO per share for the year ended December 31, 2020, was $1.85 and $1.84 per share, respectively, as compared to $1.72 per share for the year ended December 31, 2019.

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

Our cash flow activities for the years ended December 31, 2020, 2019 and 2018, are summarized as follows (in thousands):

	Year ended December 31,
	2020	2019	2018
Net cash flow provided by operating activities	$82,827	$76,774	$66,361
Net cash flow (used in) investing activities	(127,417)	(82,553)	(78,946)
Net cash flow provided by (used in) financing activities	$77,980	$(19,299)	$40,514

Operating Activities

Net cash flow from operating activities increased by $6.0 million for the year ended December 31, 2020, to $82.8 million, as compared to $76.8 million for the year ended December 31, 2019. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the years ended December 31, 2020, 2019 and 2018, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities increased by $44.8 million for the year ended December 31, 2020, to a use of $127.4 million, as compared to a use of $82.6 million for the year ended December 31, 2019. The increase in net cash flow from investing activities for the year ended December 31, 2020, was primarily due to an increase of $62.8 million of property acquisitions a $2.4 million increase in issuance of notes receivable and a $1.9 million increase in deposits for property acquisitions, partially offset by an increase of $18.6 million in collections of notes and mortgages receivable and an increase of $3.8 million in proceeds from dispositions of real estate.

Financing Activities

Net cash flow provided by financing activities increased by $97.3 million for the year ended December 31, 2020, to $78.0 million, as compared to a use of $19.3 million for the year ended December 31, 2019. The increase in net cash flow from financing activities for the year ended December 31, 2020, was primarily due to an increase in net borrowings of $54.0 million and an increase in net proceeds from issuances of common stock of $49.0 million, partially offset by an increase in dividends paid of $5.7 million.

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

The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan, prior to its repayment pursuant to a subsequent amendment to the Restated Credit Agreement, bore interest equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%.

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

On December 14, 2020, we used a portion of the net proceeds from the Series I Notes, Series J Notes and Series K Notes (each as described below) to repay $75.0 million of borrowings outstanding under our Restated Credit Agreement.

Senior Unsecured Notes

On December 4, 2020, we entered into a fifth amended and restated note purchase and guarantee agreement (the “Fifth Amended and Restated Prudential Agreement”) with Prudential and certain of its affiliates amending and restating our existing fourth amended and restated note purchase agreement. Pursuant to the Fifth Amended and Restated Prudential Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100.0 million (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75.0 million (the “Series B Notes”), (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50.0 million (the “Series C Notes”) and (d) 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50.0 million (the “Series D Notes”) and (e) 3.52% Series F Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50.0 million (the “Series F Notes”) that were outstanding under the existing fourth restated prudential note purchase agreement would continue to remain outstanding under the Fifth Amended and Restated Prudential Agreement and we authorized and issued our 3.43% Series I Guaranteed Senior Notes due November 25, 2030, in the aggregate principal amount of $100.0 million (the “Series I Notes” and, together with the Series A Notes, Series B Notes, Series C Notes, Series D Notes and Series F Notes, the “Notes”) to Prudential. On December 4, 2020, we completed the early redemption of our 6.0% Series A Notes due February 25, 2021, in the original aggregate principal amount of $100.0 million. As a result of the early redemption, we recognized a $1.2 million loss on extinguishment of debt on our consolidated statement of operations for the year ended December 31, 2020. The Fifth Amended and Restated Prudential Agreement does not provide for scheduled reductions in the principal balance of the Series I Notes, or any of our previously issued Series B Notes, Series C Notes, Series D Notes, or Series F Notes prior to their respective maturities.

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

On December 4, 2020, we entered into a first amendment to note purchase and guarantee agreement (the “First Amended and Restated AIG Agreement”) with American General Life Insurance Company amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated AIG Agreement, we agreed that our  3.52% Series G Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50.0 million (the “Series G Notes”) that were outstanding under the existing note purchase and guarantee agreement would continue to remain outstanding under the First Amended and Restated AIG Agreement and we authorized and issued our $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”) to AIG. The First Amended and Restated AIG Agreement does not provide for scheduled reductions in the principal balance of the Series J Notes or any of our previously issued Series G Notes prior to their respective maturities.

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated MassMutual Agreement”) amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated MassMutual Agreement, we agreed that our  3.52% Series H Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $25.0 million (the “Series H Notes”) that were outstanding under the existing note purchase and guarantee agreement would continue to remain outstanding under the First Amended and Restated MassMutual Agreement and we authorized and issued our $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”) to MassMutual. The First Amended and Restated MassMutual Agreement does not provide for scheduled reductions in the principal balance of the Series K or any of our previously issued Series H Notes prior to their respective maturities.

We used the net proceeds from the issuance of the Series I Notes, Series J Notes and Series K Notes to prepay in full our Series A Notes due February 25, 2021, and repay $75.0 million of borrowings outstanding under our Restated Credit Agreement.

The Notes, the Series E Notes, the Series G Notes,  the Series H Notes, the Series I Notes, the Series J Notes and, the Series K Notes, respectively issued thereunder, are collectively referred to as the “senior unsecured notes.”

Debt Maturities

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes, exclusive of extension options, are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2020	December 31, 2019
Revolving Facility	March 2022	1.85%	$25,000	$20,000
Series A Notes	February 2021	6.00%	—	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Series I Notes	November 2030	3.43%	100,000	—
Series J Notes	November 2030	3.43%	50,000	—
Series K Notes	November 2030	3.43%	25,000	—
Total debt			550,000	470,000
Unamortized debt issuance costs, net (a)			(2,307)	(2,949)
Total debt, net			$547,693	$467,051

(a)

Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2020 and 2019, of $1,135 and $2,014, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

As of December 31, 2020, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes.

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

During the years ended December 31, 2020 and 2019, we issued 2.2 million and 0.4 million shares of common stock and received net proceeds of $63.2 million and $14.2 million, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional convenience stores, gasoline stations and other automotive-related and retail real estate, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the year ended December 31, 2020, we acquired fee simple interests in 34 properties for an aggregate purchase price of $150.0 million. During the year ended December 31, 2019, we acquired fee simple interests in 27 properties for an aggregate purchase price of $87.2 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We also seek opportunities to recapture select properties from our net lease portfolio and redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses. For the year ended December 31, 2020, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. For the year ended December 31, 2019, we spent $0.4 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

   Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2020, we have a remaining commitment to fund up to $6.8 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders aggregated $62.6 million, $56.9 million and $50.5 million for the years ended December 31, 2020, 2019 and 2018, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2020, were comprised of borrowings under the credit agreement, our senior unsecured notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties.

In addition, as a REIT, we are required to pay dividends equal to at least 90% of our taxable income in order to continue to qualify as a REIT. Our contractual obligations and commitments as of December 31, 2020, exclusive of extension options and unamortized debt issuance costs, are summarized below (in thousands):

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating and finance leases	$15,570	$4,646	$6,049	$3,058	$1,817
Credit agreement	25,000	—	25,000	—	—
Senior unsecured notes	525,000	—	75,000	50,000	400,000
Interest on debt (a)	159,245	22,724	42,842	34,476	59,203
Estimated environmental remediation expenditures (b)	48,084	6,346	18,601	8,757	14,380
Capital improvements (c)	6,829	94	—	2,335	4,400
Total	$779,728	$33,810	$167,492	$98,626	$479,800

(a)	For our Restated Credit Agreement, which bears interest at variable rates, future interest expense was calculated using the cost of borrowing as of December 31, 2020.
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2020, we had accrued a total of $48.1 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.7 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.4 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2019, we had accrued a total of $50.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38.3 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.8 million, $2.0 million and $2.4 million of net accretion expense was recorded for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2020, 2019 and 2018, we recorded credits to environmental expenses aggregating $3.1 million, $5.4 million and $1.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2020 and 2019, we increased the carrying values of certain of our properties by $2.6 million and $1.9 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, were $4.0 million, $4.1 million and $4.3 million, respectively. Capitalized asset retirement costs were $39.6 million (consisting of $23.6 million of known environmental liabilities and $16.0 million of reserves for future environmental liabilities) as of December 31, 2020, and $39.7 million (consisting of $22.2 million of known environmental liabilities and $17.5 million of reserves for future environmental liabilities) as of December 31, 2019. We recorded impairment charges aggregating $3.5 million and $3.7 million for the years ended December 31, 2020 and 2019, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2020 and 2019, we had accrued $4.3 million and $17.8 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Restated Credit Agreement as of December 31, 2020, were $25.0 million.

Based on our outstanding borrowings under the Restated Credit Agreement of $25.0 million for the year ended December 31, 2020, an increase in market interest rates of 1.0% for 2021 would decrease our 2021 net income and cash flows by approximately $0.3 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $25.0 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2021 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, may exceed federally insurable limits.

As discussed elsewhere in this report, the COVID-19 pandemic may negatively impact our business and results of operations. As we cannot predict the duration or scope of COVID-19 there is potential for future negative financial impacts to our results that could be material. Our business and results of operations will be, and our financial condition may be, impacted by COVID-19 pandemic and such impact could be materially adverse. See “Part I. Item. 1A. Risk Factors” in this Annual Report on Form 10-K for additional information.

Item 8.    Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2020	2019
ASSETS:
Real Estate:
Land	$707,613	$669,351
Buildings and improvements	537,272	442,220
Construction in progress	734	2,080
	1,245,619	1,113,651
Less accumulated depreciation and amortization	(186,964)	(165,892)
Real estate held for use, net	1,058,655	947,759
Real estate held for sale, net	872	—
Real estate, net	1,059,527	947,759
Investment in direct financing leases, net	77,238	82,366
Notes and mortgages receivable	11,280	30,855
Cash and cash equivalents	55,075	21,781
Restricted cash	1,979	1,883
Deferred rent receivable	44,155	41,252
Accounts receivable	3,811	3,063
Right-of-use assets - operating	24,319	21,191
Right-of-use assets - finance	763	987
Prepaid expenses and other assets	71,365	60,640
Total assets	$1,349,512	$1,211,777
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings under credit agreement	$25,000	$20,000
Senior unsecured notes, net	523,828	449,065
Environmental remediation obligations	48,084	50,723
Dividends payable	17,332	15,557
Lease liability - operating	25,045	21,844
Lease liability - finance	3,541	4,191
Accounts payable and accrued liabilities	47,081	60,958
Total liabilities	689,911	622,338
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 43,605,759 and 41,367,846 shares issued and outstanding, respectively	436	414
Additional paid-in capital	722,608	656,127
Dividends paid in excess of earnings	(63,443)	(67,102)
Total stockholders’ equity	659,601	589,439
Total liabilities and stockholders’ equity	$1,349,512	$1,211,777

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2020	2019	2018
Revenues:
Revenues from rental properties	$144,601	$137,736	$133,019
Interest on notes and mortgages receivable	2,745	2,919	3,087
Total revenues	147,346	140,655	136,106
Operating expenses:
Property costs	23,520	24,978	23,645
Impairments	4,258	4,012	6,170
Environmental	1,054	5,428	4,151
General and administrative	17,294	15,377	15,131
Depreciation and amortization	30,191	25,161	23,636
Total operating expenses	76,317	74,956	72,733

Gains on dispositions of real estate	4,548	1,063	3,948

Operating income	75,577	66,762	67,321

Other income, net	21,129	7,593	2,730
Interest expense	(26,085)	(24,632)	(22,345)
Loss on extinguishment of debt	(1,233)	—	—
Net earnings	$69,388	$49,723	$47,706

Basic earnings per common share:
Net Earnings	$1.62	$1.19	$1.17

Diluted earnings per common share:
Net Earnings	$1.62	$1.19	$1.17

Weighted average common shares outstanding:
Basic	42,040	41,072	40,171
Diluted	42,070	41,110	40,191

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$69,388	$49,723	$47,706
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	30,191	25,161	23,636
Impairment charges	4,258	4,012	6,170
Gains on dispositions of real estate	(4,548)	(1,063)	(3,948)
Loss on extinguishment of debt	1,233	—	—
Deferred rent receivable	(2,903)	(3,530)	(4,112)
Allowance for credit loss on notes and mortgages receivable and direct financing leases	368	—	—
Amortization of above-market and below-market leases	(314)	(623)	(808)
Amortization of investment in direct financing leases	4,210	3,526	3,015
Amortization of debt issuance costs	1,053	971	871
Accretion expense	1,841	2,006	2,409
Stock-based compensation expense	3,130	2,468	1,777
Changes in assets and liabilities:
Accounts receivable	(1,048)	(546)	(344)
Prepaid expenses and other assets	(1,253)	(503)	(708)
Environmental remediation obligations	(9,490)	(12,931)	(11,210)
Accounts payable and accrued liabilities	(13,289)	8,103	1,907
Net cash flow provided by operating activities	82,827	76,774	66,361
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(149,955)	(87,157)	(77,972)
Capital expenditures	(282)	(14)	(3,794)
Addition to construction in progress	(275)	(365)	(2,657)
Proceeds from dispositions of real estate	5,433	1,558	3,303
Deposits for property acquisitions	(2,368)	(510)	(430)
Issuance of notes and mortgages receivable	(2,932)	(464)	(530)
Collection of notes and mortgages receivable	22,962	4,399	3,134
Net cash flow used in investing activities	(127,417)	(82,553)	(78,946)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	140,000	75,000	95,000
Repayments under credit agreements	(135,000)	(175,000)	(130,000)
Proceeds from senior unsecured notes	175,000	125,000	100,000
Repayments under senior unsecured notes	(100,000)	—	—
Payment for extinguishment of debt	(1,233)	—	—
Payments of finance lease liability	(650)	(542)	(468)
Payments of cash dividends	(62,626)	(56,889)	(50,503)
Payments of debt issuance costs	(410)	(556)	(3,393)
Security deposits refunded	(31)	(347)	(260)
Payments in settlement of restricted stock units	(257)	(115)	—
Proceeds from issuance of common stock, net - ATM	63,187	14,150	30,138
Net cash flow provided by (used in) financing activities	77,980	(19,299)	40,514
Change in cash, cash equivalents and restricted cash	33,390	(25,078)	27,929
Cash, cash equivalents and restricted cash at beginning of year	23,664	48,742	20,813
Cash, cash equivalents and restricted cash at end of year	$57,054	$23,664	$48,742

	Year ended December 31,
	2020	2019	2018
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$25,651	$23,030	$20,790
Income taxes	350	304	244
Environmental remediation obligations	6,355	7,544	9,891
Non-cash transactions
Dividends declared but not yet paid	17,332	15,557	14,495
Issuance of notes and mortgages receivable related to property dispositions	$792	$1,206	$3,743

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. Upon adoption, we had five unitary leases subject to this standard classified as a direct financing leases with a net investment balance aggregating $82,366,000 prior to the credit loss adjustment. In these direct financing leases, the payment obligations of the lessees are collateralized by real estate properties. Historically, we have had no collection issues related to these direct financing leases; therefore, we assessed the probability of default on these leases based on the lessee’s financial condition, business prospects, remaining term of the lease, expected value of the underlying collateral upon its repossession, and our historical loss experience related to other leases in which we are the lessor. Based on the aforementioned considerations, we estimated a credit loss reserve related to these direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes were not adjusted. During the year ended December 31, 2020, we recorded an additional allowance for credit losses of $340,000 on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In conjunction with our adoption of ASU 2016-13 on January 1, 2020, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a credit loss reserve of $309,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the aggregate outstanding principal balance of $30,855,000 on the notes and mortgages receivable balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes were not adjusted. In addition, during the year ended December 31, 2020, we recorded an additional allowance for credit losses of $28,000 on these notes and mortgages receivable due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations.

From time to time, we may originate construction loans for the construction of income-producing properties. During the year ended December 31, 2020, we funded a construction loan in the amount of $2.9 million, which was repaid as of December 31, 2020, and we exercised our option to purchase the property. At December 31, 2020, there were no outstanding balances for construction loans. Our construction loans generally provide for funding only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction phase, the construction loan will be repaid with the proceeds from the sale of the property. We have the option to purchase the property at the end of the construction period.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2020 and 2019, restricted cash of $1,979,000 and $1,883,000, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2020, 2019 and 2018.

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

In April 2020, the FASB issued interpretive guidance relating to the accounting for lease concessions provided as a result of COVID-19. In this guidance, entities can elect not to apply lease modification accounting with respect to such lease concessions and instead, treat the concession as if it was a part of the existing contract. This guidance is only applicable to COVID-19 related lease concessions that do not result in a substantial increase in the rights of the lessor or the obligations of the lessee. Some concessions will provide a deferral of payments with no substantive changes to the consideration in the original contract. A deferral affects the timing of cash receipts, but the amount of the consideration is substantially the same as that required by the original contract. The FASB staff provides two ways to account for those deferrals:

(1)

Account for the concessions as if no changes to the lease contract were made. Under that accounting, a lessor would increase its lease receivable. In its income statement, a lessor would continue to recognize income during the deferral period.

(2)	Account for the deferred payments as variable lease payments.

We elected to treat lease concessions with option (1) above for the year ended December 31, 2020.

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

We recorded impairment charges aggregating $4,258,000, $4,012,000 and $6,170,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $1,111,000 of the $4,258,000 in impairments recognized during the year ended December 31, 2020) and (ii) discounted cash flow models (this method was used to determine $117,000 of the $4,258,000 in impairments recognized during the year ended December 31, 2020). During the year ended December 31, 2020, we recorded $3,030,000 of the $4,258,000 in impairments recognized due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2020, 2019 and 2018, impairment charges aggregating $932,000, $1,202,000 and $1,268,000, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We file a federal income tax return on which are consolidated our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2017, 2018 and 2019, and tax returns which will be filed for the year ended 2020, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

On June 16, 2016, the FASB issued ASU 2016-13 to amend the accounting for credit losses for certain financial instruments. Under the new guidance, an entity recognizes its estimate of expected credit losses as an allowance, which the FASB believes will result in more timely recognition of such losses. ASU 2016-13 applies to financial assets measured at amortized cost and certain other instruments, including notes and mortgages receivable and net investments in direct financing leases. This standard does not apply to receivables arising from operating leases, which are within the scope of Topic 842. ASU 2016-13 became effective for us and was adopted on January 1, 2020 and required a modified retrospective approach through a cumulative-effect adjustment to retained earnings. We recorded a credit loss reserve related to our direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. In addition, we recorded a credit loss reserve as of January 1, 2020 of $309,000 related to our notes and mortgages receivable balance, which was recognized as a cumulative adjustment to retained earnings.

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

NOTE 2. — LEASES

As of December 31, 2020, we owned 901 properties and leased 58 properties from third-party landlords. These 959 properties are located in 35 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or sublet our properties and supply fuel to third parties that operate the convenience store and gasoline station businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. Our tenants either operate our properties directly or sublet our properties and supply fuel to third parties that operate the convenience stores and gasoline stations businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 5 – Environmental Obligations.

Substantially all of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products, and/or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

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

Revenues from rental properties for the years ended December 31, 2020, 2019 and 2018, were $144,601,000, $137,736,000 and $133,019,000, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $128,246,000, $119,293,000 and $114,105,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $895,000, for the year ended December 31, 2020 and increases in revenue of $960,000 and $2,223,000 for the years ended December , 2019 and 2018, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $17,250,000, $17,483,000 and $16,691,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

We incurred $351,000, $373,000 and $579,000 of lease origination costs for the years ended December 31, 2020, 2019 and 2018, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $77,238,000 investment in direct financing leases as of December 31, 2020, are lease payments receivable of $113,256,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $49,028,000 and $918,000 allowance for credit losses. The components of the $82,366,000 investment in direct financing leases as of December 31, 2019, are lease payments receivable of $126,412,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $57,974,000.

In accordance with ASU 2016-13, we applied changes in loss reserves related to these direct financing leases totaling $578,000,  as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. During the year ended December 31, 2020, we recorded an additional allowance for credit losses of $340,000 on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2020, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2021	$120,540	$13,339
2022	121,134	13,420
2023	120,530	13,467
2024	118,757	13,611
2025	117,934	13,512
Thereafter	655,985	45,907
Total	$1,254,880	$113,256

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

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2020
Assets
Right-of-use assets - operating	$24,319
Right-of-use assets - finance	763
Total lease assets	$25,082
Liabilities
Lease liability - operating	$25,045
Lease liability - finance	3,541
Total lease liabilities	$28,586

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	9.2
Finance leases	10.6
Weighted-average discount rate
Operating leases (a)	4.80%
Finance leases	17.30%
(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2020
Operating lease cost	$3,999
Finance lease cost
Amortization of leased assets	650
Interest on lease liabilities	719
Short-term lease cost	82
Total lease cost	$5,450

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,798
Operating cash flows for finance leases	719
Financing cash flows for finance leases	$650

As of December 31, 2020, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2021	$3,471	$1,273
2022	3,780	1,093
2023	3,680	856
2024	3,532	785
2025	3,155	475
Thereafter	13,880	1,546
Total lease payments	31,498	6,028
Less: amount representing interest	(6,453)	(2,487)
Present value of lease payments	$25,045	$3,541

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately eight years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2021 – $4,646,000, 2022 – $3,374,000, 2023 – $2,675,000, 2024 – $2,021,000, 2025 – $1,037,000 and $1,817,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $3,769,000, $4,664,000 and $4,660,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2020, 2019 and 2018, was $7,892,000, $8,699,000 and $9,023,000, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2020, we had four significant tenants by revenue:

•

We leased 150 convenience store and gasoline station properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% and 18% of our total revenues for the years ended December 31, 2020 and 2019, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 129 convenience store and gasoline station properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 15% of our total revenues for each of the years ended December 31, 2020 and 2019. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 12% and 13% of our total revenues for the years ended December 31, 2020 and 2019, respectively.

•

We leased 74 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 10% and 11% of our total revenues for the years ended December 31, 2020 and 2019, respectively. The largest of these unitary leases, covering 56 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2020, 355 of the properties we own or lease were previously leased to Marketing, of which 317 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 29 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2020, we have a remaining commitment to fund up to $6,829,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made.

This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2020, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,317,000 (net of accumulated amortization of $1,688,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2020 and 2019, we had accrued $4,275,000 and $17,820,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We recorded provisions aggregating $85,000 and $5,896,000, for the year ended December 31, 2020, and 2019, respectively, for environmental litigation accruals  for certain of these matters. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of New Jersey, Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. During the years ended December 31, 2020 and 2019, we received $21,300,000 and $2,707,000, respectively, for former legal litigation settlements.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site (“Superfund Site”), which includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey and a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the LPRSA. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the LPRSA. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the entire 17 miles of the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, The CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identifies various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On December 11, 2020, EPA conditionally approved the CPG’s IR/FS for the upper 9-miles of the LPRSA, which recognizes that interim actions and adaptive management may be appropriate before deciding a final remedy.  It is anticipated that EPA will issue a proposed plan for an interim remedy for the upper 9-miles, which will be published for public comment.  Subject to EPA’s response to any comments and/or objections received, it is anticipated that EPA will issue a Record of Decision (“ROD”) for an interim remedy for the upper 9-mile portion of the LPRSA in 2021 (“Upper 9-mile IR ROD”).

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the LPRSA have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”),

the former owner/operator of the Diamond Shamrock Corporation facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances from the Lister facility.  The Order directed Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the LPRSA. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued a ROD for the lower 8-miles (“Lower 8-mile ROD”) selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other PRPs received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides  generated from the production of Agent Orange at its Diamond Shamrock Corporation facility and a discharger of other contaminants of concern (“COCs”) to the Superfund Site for remedial design of the remedy selected in the Lower 8-mile ROD, after which the EPA plans to begin negotiations with “major” PRPs for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the PRPs and other parties not yet identified will be eligible for a cash out settlement with the EPA. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for the Lower 8-mile ROD. In December 2019, Occidental submitted a report to the EPA on the progress of the remedial design work, which is still ongoing.

Occidental has asserted that it is entitled to indemnification by Maxus Energy Corporation (“Maxus”) and Tierra Solutions, Inc. (“Tierra”) for its liability in connection with the Site. Occidental has also asserted that Maxus and Tierra’s parent company, YPF, S.A. (“YPF”) and certain of its affiliates must indemnify Occidental. On June 16, 2016, Maxus and Tierra filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code. In July 2017, an amended Chapter 11 plan of liquidation became effective and, in connection therewith, Maxus and Tierra entered into a mutual contribution release agreement with certain parties, including us, pertaining to certain past costs, but not future remedy costs.

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the remedial actions addressed in the Lower 8-mile ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of similar cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements, but we believe we meet EPA’s criteria for a cash out settlement and should be considered for same in any future discussions. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the initial group of parties to resolve their respective alleged liability for the Lower 8-mile ROD work, each for a payment to the EPA in the amount of $280,600. In August 2017, the EPA appointed an independent third-party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice, which is anticipated to lead to additional offers of cash out settlements to certain additional parties and/or a consent decree in which parties that are not offered a cash out settlement will agree to perform the Lower 8-mile ROD remedial action. The allocation proceedings, which we are participating in, are still ongoing.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the Lower 8-mile ROD work. The complaint lists over 120 defendants, including us, many of whom were also named in the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings.

Many uncertainties remain regarding the anticipated interim remedy selection for the Upper 9-mile IR ROD and how the EPA intends to implement either the Upper 9-mile IR ROD and/or the Lower 8-mile ROD work, including whether EPA will designate certain PRPs as work parties and/or if EPA will identify PRPs for future cash-out settlement negotiations for the Upper 9-mile IR ROD, the Lower 8-mile ROD work or both.  Further, none of the above referenced AOCs and RODs relating to the LPRSA obligate us to fund or perform any remedial action contemplated for the LPRSA and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the LPRSA, which are not known at this time.  Therefore, we anticipate that performance of the EPA’s selected remedies for the LPRSA will be subject to future negotiation, potential enforcement proceedings and/or possible litigation.

Based on currently known facts and circumstances, including, among other factors, anticipated allocations, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear the costs of remediation and/or damages, the Company does not believe that resolution of this matter as relates to the Company is reasonably likely to have a material impact on our results of operations. Nevertheless, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. Therefore, it is possible that our ultimate liability resulting from this matter and the impact on our results of operations could be material.

MTBE Litigation – State of New Jersey

  We were a party to a case involving a large number of gasoline station sites throughout the State of New Jersey brought by various governmental agencies of the State of New Jersey, including the NJDEP. This New Jersey case (the “New Jersey MDL Proceedings”) is among the many cases that were transferred from various courts throughout the country and consolidated in the United States District Court for the Southern District of New York for coordinated Multi-District Litigation (“MDL”) proceedings. The New Jersey MDL Proceedings allege various theories of liability due to contamination of groundwater with MTBE as the basis for claims seeking compensatory and punitive damages. The State of New Jersey is seeking reimbursement of significant clean-up and remediation costs arising out of the alleged release of MTBE containing gasoline in the State of New Jersey and is asserting various natural resource damage claims as well as liability against owners and operators of gasoline station properties from which the releases occurred. The New Jersey MDL Proceedings named us as a defendant along with approximately 50 petroleum refiners, manufacturers, distributors and retailers of MTBE, or gasoline containing MTBE. The majority of the named defendants have settled their case with the State of New Jersey.

In 2020, we settled the New Jersey MDL Proceedings in accordance with the terms of a Judicial Consent Order (“JCO”), which included payment by us of $13,500,000 in exchange for satisfaction and release of claims made against us by various parties including the NJDEP. Our settlement payment was within our previously established litigation loss reserve for the case. The JCO was approved and entered by the United States District Court for the Southern District of New York on December 17, 2020 and, in accordance with the terms thereof, payment was made by the Company and the case against the Company dismissed.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The named plaintiffs are the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The complaint names us and more than 50 other petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have distributed, stored and sold MTBE gasoline in Pennsylvania. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL proceedings. In November 2015, plaintiffs filed a second amended complaint naming additional defendants and adding factual allegations against the defendants. We have joined with other defendants in the filing of a motion to dismiss the claims against us. This motion is pending with the Court. We intend to defend vigorously the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. We intend to defend vigorously the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell, Motiva, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We also filed a third-party complaint against Hess, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of December 31, 2020.

Lukoil Americas Case

In March 2016, we filed a civil lawsuit in the New York State Supreme Court, New York County, against Lukoil Americas Corporation and certain of its current or former executives, seeking recovery of environmental remediation costs that we either have incurred, or expect to incur, at properties previously leased to Marketing pursuant to a master lease. The lawsuit alleged various theories of liability, including claims based on environmental liability statutes in effect in the states in which the properties are located, as well as a breach of contract claim seeking to pierce Marketing’s corporate veil. We settled this case effective December 17, 2020 pursuant to the terms of a Settlement Agreement and General Release which among other things included a payment to the Company of $20,500,000 (net of contingency fees paid to the law firm representing the Company in this litigation). The case has been dismissed.

NOTE 4. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2020	December 31, 2019
Revolving Facility	March 2022	1.85%	$25,000	$20,000
Series A Notes	February 2021	6.00%	—	100,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Series I Notes	November 2030	3.43%	100,000	—
Series J Notes	November 2030	3.43%	50,000	—
Series K Notes	November 2030	3.43%	25,000	—
Total debt			550,000	470,000
Unamortized debt issuance costs, net (a)			(2,307)	(2,949)
Total debt, net			$547,693	$467,051

(a)

Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2020 and 2019, of $1,135 and $2,014, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. The Term Loan prior to its repayment pursuant to a subsequent amendment to the Restated Credit Agreement bore interest at a rate equal to the sum of a base rate plus a margin of 0.45% to 1.25% or a LIBOR rate plus a margin of 1.45% to 2.25%.

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

On December 14, 2020, we used a portion of the net proceeds from the Series I Notes, Series J Notes and Series K Notes (each as described below) to repay $75,000,000 of borrowings outstanding under our Restated Credit Agreement.

Senior Unsecured Notes

On December 4, 2020, we entered into a fifth amended and restated note purchase and guarantee agreement (the “Fifth Amended and Restated Prudential Agreement”) with Prudential and certain of its affiliates amending and restating our existing fourth amended and restated note purchase agreement. Pursuant to the Fifth Amended and Restated Prudential Agreement, we agreed that our (a) 6.0% Series A Guaranteed Senior Notes due February 25, 2021, in the original aggregate principal amount of $100,000,000 (the “Series A Notes”), (b) 5.35% Series B Guaranteed Senior Notes due June 2, 2023, in the original aggregate principal amount of $75,000,000 (the “Series B Notes”), (c) 4.75% Series C Guaranteed Senior Notes due February 25, 2025, in the aggregate principal amount of $50,000,000 (the “Series C Notes”) and (d) 5.47% Series D Guaranteed Senior Notes due June 21, 2028, in the aggregate principal amount of $50,000,000 (the “Series D Notes”) and (e) 3.52% Series F Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50,000,000 (the “Series F Notes”) that were outstanding under the existing fourth restated prudential note purchase agreement would continue to remain outstanding under the Fifth Amended and Restated Prudential Agreement and we authorized and issued our 3.43% Series I Guaranteed Senior Notes due November 25, 2030, in the aggregate principal amount of $100,000,000 (the “Series I Notes” and, together with the Series A Notes, Series B Notes, Series C Notes, Series D Notes and Series F Notes, the “Notes”). On December 4, 2020, we completed the early redemption of our 6.0% Series A Notes due February 25, 2021, in the original aggregate principal amount of $100,000,000. As a result of the early redemption, we recognized a $1,233,000 loss on extinguishment of debt on our consolidated statement of operations for the year ended December 31, 2020. The Fifth Amended and Restated Prudential Agreement does not provide for scheduled reductions in the principal balance of the Series I Notes, or any of our previously issued Series B Notes, Series C Notes, Series D Notes, or Series F Notes prior to their respective maturities.

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

On December 4, 2020, we entered into a first amendment to note purchase and guarantee agreement (the “First Amended and Restated AIG Agreement”) with American General Life Insurance Company amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated AIG Agreement, we agreed that our  3.52% Series G Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $50,000,000 (the “Series G Notes”) that were outstanding under the existing note purchase and guarantee agreement would continue to remain outstanding under the First Amended and Restated AIG Agreement and we authorized and issued our $50,000,000 of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”) to AIG. The First Amended and Restated AIG Agreement does not provide for scheduled reductions in the principal balance of the Series J Notes or any of our previously issued Series G Notes prior to their respective maturities.

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated MassMutual Agreement”) amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated MassMutual Agreement, we agreed that our  3.52% Series H Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $25.0 million (the “Series H Notes”) that were outstanding under the existing note purchase and guarantee agreement would continue to remain outstanding under the First Amended and Restated MassMutual Agreement and we authorized and issued our $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”) to MassMutual. The First Amended and Restated MassMutual Agreement does not provide for scheduled reductions in the principal balance of the Series K or any of our previously issued Series H Notes prior to their respective maturities.

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

As of December 31, 2020, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2020, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2021	$—	$—	$—
2022 (a)	25,000	—	25,000
2023	—	75,000	75,000
2024	—	—	—
2025	—	50,000	50,000
Thereafter	—	400,000	400,000
Total	$25,000	$525,000	$550,000

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2020, we had accrued a total of $48,084,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,718,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,366,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2019, we had accrued a total of $50,723,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $12,470,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $38,253,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,841,000, $2,006,000 and $2,409,000 of net accretion expense was recorded for the years ended December 31, 2020, 2019 and 2018, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2020, 2019 and 2018, we recorded credits to environmental expenses aggregating $3,136,000, $5,386,000 and $1,319,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the years ended December 31, 2020, 2019 and 2018, changes in environmental estimates aggregating, $154,000, $324,000 and $560,000, respectively, were related to properties that were previously disposed of by us.

During the years ended December 31, 2020 and 2019, we increased the carrying values of certain of our properties by $2,596,000 and $1,875,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2020, 2019 and 2018, were $4,020,000, $4,132,000 and $4,255,000, respectively. Capitalized asset retirement costs were $39,610,000 (consisting of $23,573,000 of known environmental liabilities and $16,037,000 of reserves for future environmental liabilities) as of December 31, 2020, and $39,684,000 (consisting of $22,150,000 of known environmental liabilities and $17,534,000 of reserves for future environmental liabilities) as of December 31, 2019. We recorded impairment charges aggregating $3,502,000 and $3,730,000 for the years ended December 31, 2020 and 2019, respectively, for capitalized asset retirement costs.

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

NOTE 6. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2020, 2019 and 2018, of $350,000, $304,000 and $244,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2020, 2019 and 2018, were: ordinary income of 88.7%, 96.6% and 89.2%, capital gain distributions of 3.4%, 3.4% and 10.8% and non-taxable distributions of 7.9%, 0.0% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2017, 2018 and 2019, and tax returns which will be filed for the year ended 2020, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2020 or 2019. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2020, 2019 and 2018, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
BALANCE, DECEMBER 31, 2017	39,696	$397	$604,872	$(51,574)	$553,695
Net earnings				47,706	47,706
Dividends declared — $1.31 per share				(53,555)	(53,555)
Shares issued pursuant to ATM Program, net	1,106	11	30,127	—	30,138
Shares issued pursuant to dividend reinvestment	52	1	1,402	—	1,403
Stock-based compensation and settlements	1	—	1,777	—	1,777
BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				49,723	49,723
Dividends declared — $1.42 per share				(59,402)	(59,402)
Shares issued pursuant to ATM Program, net	449	4	14,146	—	14,150
Shares issued pursuant to dividend reinvestment	47	1	1,450	—	1,451
Stock-based compensation and settlements	17	—	2,353	—	2,353
BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				(886)	(886)
Net earnings				69,388	69,388
Dividends declared — $1.50 per share				(64,843)	(64,843)
Shares issued pursuant to ATM Program, net	2,208	22	63,165	—	63,187
Shares issued pursuant to dividend reinvestment	14	—	443	—	443
Stock-based compensation and settlements	16	—	2,873	—	2,873
BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601

On March 1, 2020, and December 14, 2020 our Board of Directors granted 176,050 and 15,000 restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2019, our Board of Directors granted 156,750 of RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

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

During the years ended December 31, 2020 and 2019, we issued 2,208,000 and 449,000 shares of common stock and received net proceeds of $63,187,000 and $14,150,000, respectively, under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the year ended December 31, 2020, we paid regular quarterly dividends of $62,626,000 or $1.48 per share. For the year ended December 31, 2019, we paid regular quarterly dividends of $56,889,000 or $1.40 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2020 and 2019, we issued 14,229 and 46,896 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $443,000 and $1,451,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $3,130,000, $2,468,000 and $1,777,000 for the years ended December 31, 2020, 2019 and 2018, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

We awarded to employees and directors 191,050, 156,750 and 124,650 RSUs and dividend equivalents in 2020, 2019 and 2018, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after grant or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2020, 2019 and 2018, dividend equivalents aggregating approximately $1,279,000, $997,000 and $749,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount	Average Per RSU
RSUs OUTSTANDING AT DECEMBER 31, 2017	448,925
Granted	124,650	$3,106,400	$24.92
Settled	—	-	-
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2018	573,575
Granted	156,750	$5,203,000	$33.19
Settled	(28,300)	$943,800	$33.35
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2019	702,025
Granted	191,050	$5,534,000	28.97
Settled	(24,250)	701,500	28.93
Cancelled	(31,350)	$904,552	$28.85
RSUs OUTSTANDING AT DECEMBER 31, 2020	837,475

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2020, 2019 and 2018, was $3,109,000, $2,447,000 and $1,752,000, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2020, there was $9,321,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately four years. The aggregate intrinsic value of the 837,475 outstanding RSUs and the 420,635 vested RSUs as of December 31, 2020, was $23,064,000 and $11,584,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value
RSUs VESTED AT DECEMBER 31, 2017	225,385
Vested	63,635	$1,871,500
Settled	—	$—
RSUs VESTED AT DECEMBER 31, 2018	289,020
Vested	88,415	$2,906,200
Settled	(28,300)	$943,800
RSUs VESTED AT DECEMBER 31, 2019	349,135
Vested	95,750	$2,637,000
Settled	(24,250)	$701,500
RSUs VESTED AT DECEMBER 31, 2020	420,635

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $353,000, $327,000 and $295,000 for the years ended December 31, 2020, 2019 and 2018, respectively. These amounts are included in general and administrative expense in our consolidated statements of operations. During the year ended December 31, 2020, there were no distributions from the Supplemental Plan.  For the year ended December 31, 2019, we distributed $30,000 from the Supplemental Plan to a former officer of the Company. There were no distributions from the Supplemental Plan for the year ended December 31,  2018.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of December 31, 2020, 2019 and 2018.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
(in thousands):	2020	2019	2018
Net earnings	$69,388	$49,723	$47,706
Less dividend equivalents attributable to RSUs outstanding	(1,355)	(997)	(751)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	68,033	48,726	46,955
Weighted average common shares outstanding:
Basic	42,040	41,072	40,171
Incremental shares from stock-based compensation	30	38	20
Diluted	42,070	41,110	40,191
Basic earnings per common share	$1.62	$1.19	$1.17
Diluted earnings per common share	$1.62	$1.19	$1.17

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2020 and 2019, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of December 31, 2020 and 2019, the fair value of the borrowings under senior unsecured notes was $549,800,000 and $470,600,000, respectively. The fair value of the borrowings outstanding as of December 31, 2020 and 2019, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of December 31, 2020, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$970	$—	$—	$970
Liabilities:
Deferred compensation	$—	$970	$—	$970

The following summarizes as of December 31, 2019, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$737	$—	$—	$737
Liabilities:
Deferred compensation	$—	$737	$—	$737

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2020 and 2019, of $1,979,000 and $785,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates. For information regarding the valuation techniques and unobservable inputs used when assessing impairments of real estate assets, see Note 1 - Summary of Significant Accounting Policies.

NOTE 11. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of December 31, 2020 and 2019, there were three and no properties, respectively that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following at December 31, 2020 and 2019 (in thousands):

	Year ended December 31,
	2020	2019
Land	$486	$—
Buildings and improvements	483	—
	969	—
Accumulated depreciation and amortization	(97)	—
Real estate held for sale, net	$872	$—

During the year ended December 31, 2020, we sold 11 properties, in separate transactions, which resulted in an aggregate gain of $4,368,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $180,000, included in gain on dispositions of real estate, on our consolidated statements of operations.

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

NOTE 12. — QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019 (unaudited as to quarterly information) (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2020	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$34,650	$36,336	$37,194	$36,421
Net earnings	$12,700	$10,973	$11,884	$33,831
Diluted earnings per common share:
Net earnings	$0.30	$0.26	$0.27	$0.77

Year Ended December 31, 2019	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$33,287	$33,560	$35,692	$35,197
Net earnings	$10,927	$13,198	$11,890	$13,708
Diluted earnings per common share:
Net earnings	$0.26	$0.32	$0.28	$0.33

NOTE 13. — PROPERTY ACQUISITIONS

2020

During the year ended December 31, 2020, we acquired fee simple interest in 34 convenience store, gasoline station and other automotive-related properties for an aggregate purchase price of $149,955,000.

In February 2020, we acquired fee simple interests in ten car wash properties located in the Kansas City Metropolitan Statistical Area (“MSA”) for an aggregate purchase price of $50,303,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,775,000 of the purchase price to land, $41,093,000 to buildings and improvements, $3,727,000 to in-place leases, $1,955,000 to above-market leases and $1,247,000 to below-market leases, which is accounted for as a deferred liability.

In August 2020, we acquired fee simple interests in seven car wash properties located in the San Antonio MSA for an aggregate purchase price of $28,302,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the third anniversary of the commencement date and annually thereafter during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,335,000 of the purchase price to land, $21,093,000 to buildings and improvements, $2,396,000 to in-place leases and $522,000 to below-market leases, which is accounted for as a deferred liability.

In October 2020, we acquired fee simple interests in six convenience store and gasoline station properties located throughout the state of Texas for an aggregate purchase price of $28,722,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the fifth and tenth anniversary of the commencement date during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $16,561,000 of the purchase price to land, $9,595,000 to buildings and improvements and $2,566,000 to in-place leases.

In addition, during the year ended December 31, 2020, we acquired fee simple interests in 11 convenience store, gasoline station and other automotive-related properties in various transactions for an aggregate purchase price of $42,628,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $13,601,000 of the purchase price to land, $26,032,000 to buildings and improvements and $2,995,000 to in-place leases.

2019

During the year ended December 31, 2019, we acquired fee simple interests in 27 convenience store, gasoline station and other automotive-related properties for an aggregate purchase price of $87,157,000.

In June 2019, we acquired fee simple interests in six convenience store and gasoline station properties located in the Los Angeles MSA properties for an aggregate purchase price of $24,724,000 and entered into a unitary lease at the closing of the transaction. We funded the  transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with two ten-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $18,086,000 of the purchase price to land, $4,789,000 to buildings and improvements, $1,849,000 to in-place leases.

In November 2019, we acquired fee simple interests in four car wash properties located in the Las Vegas MSA for an aggregate purchase price of $14,144,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $2,663,000 of the purchase price to land, $10,469,000 to buildings and improvements and $1,012,000 to in-place leases.

In addition, during the year ended December 31, 2019, we also acquired fee simple interests in 17 convenience store, gasoline station and other automotive-related properties in various transactions for an aggregate purchase price of $48,290,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $18,820,000 of the purchase price to land, $26,790,000 to buildings and improvements and $2,744,000 to in-place leases, $277,000 to above-market leases and $341,000 to below-market leases, which is accounted for as a deferred liability.

.

NOTE 14. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $3,859,000 and $2,298,000 (net of accumulated amortization of $6,047,000 and $5,653,000, respectively) at December 31, 2020 and 2019, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $18,787,000 and $18,754,000 (net of accumulated amortization of $21,641,000 and $19,905,000, respectively) at December 31, 2020 and 2019, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $1,438,000, $1,955,000 and $2,067,000 for the years ended December 31, 2020, 2019 and 2018, respectively. Rent expense included amortization from acquired leases of $97,000, $333,000 and $317,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

In-place leases are included in prepaid expenses and other assets and had a balance of $49,031,000 and $41,013,000 (net of accumulated amortization of $16,788,000 and $13,042,000, respectively) at December 31, 2020 and 2019, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $3,745,000, $3,134,000 and $2,866,000 for the years ended December 31, 2020, 2019 and 2018, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2021	$301,000	$1,606,000	$2,868,000
2022	291,000	1,528,000	2,853,000
2023	291,000	1,437,000	2,769,000
2024	291,000	1,437,000	2,727,000
2025	291,000	1,414,000	2,690,000
Thereafter	2,363,000	11,365,000	35,124,000
	$3,828,000	$18,787,000	$49,031,000

As Lessee:	Below-Market Leases
Year ending December 31,
2021	$31,000
2022	—
2023	—
2024	—
2025	—
Thereafter	—
$31,000

NOTE 15. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2020, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from December 31, 2020, through the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 13 to the consolidated financial statements, during the year ended December 31, 2020, the Company acquired fee simple interests in 34 properties which were accounted for as asset acquisitions for an aggregate purchase price of $149,955,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, and the EBITDA-to-rent coverage ratios.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for asset acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements for purchase price allocations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the audit evidence for the relevant significant assumptions relating to the tangible and intangible assets, such as the capitalization rates, market rental rates, and EBITDA-to-rent coverage ratios, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the development of significant inputs and assumptions used in the estimated fair values of tangible and intangible assets. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing the process used by management to develop fair value estimates of acquired tangible and intangible assets, which involved evaluating the appropriateness of the valuation methods used and the reasonableness of the significant assumptions related to capitalization rates, market rental rates, and EBITDA-to- rent coverage ratios. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. Testing the process used by management involved testing the completeness and accuracy of data provided by management.

Environmental Remediation Obligations

As described in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2020 management has accrued a total of $48,084,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property. Management measures their environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and discounted to present value.

The principal considerations for our determination that performing procedures relating to environmental remediation obligations is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements for the environmental remediation obligations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the significant assumption and audit evidence relating to the projections of future net cash flows and estimated remediation costs and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the environmental remediation obligation, including controls over the development of the significant inputs and assumptions related to estimated remediation costs. These procedures also included, among others, testing the process used by management to develop fair value estimates of environmental remediation obligations, which involved evaluating the appropriateness of the methods and testing the completeness and accuracy of the data provided by management. Evaluating the reasonableness of the estimated remediation costs assumption included considering whether the assumption was consistent with external market data and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to estimated remediation costs.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 25, 2021

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2020, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of our internal control over financial reporting as of December 31, 2020, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

Name	Age	Position	Officer Since
Christopher J. Constant	42	President, Chief Executive Officer and Director	2012
Joshua Dicker	60	Executive Vice President, General Counsel and Secretary	2008
Brian Dickman	45	Executive Vice President, Chief Financial Officer and Treasurer	2020
Mark J. Olear	56	Executive Vice President and Chief Operating Officer	2014

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

Mr. Dickman has served as Executive Vice President, Chief Financial Officer and Treasurer since December 2020. Prior to joining the Company, Mr. Dickman served as Executive Vice President and Chief Financial Officer of Seritage Growth Properties (NYSE:SRG), as Chief Financial Officer and Secretary of Agree Realty Corporation (NYSE: ADC) and as a real estate investment banker beginning at Lehman Brothers in 2005. He began his career in corporate finance at Intel Corporation in 1998.  Mr. Dickman received a B.A. in Economics from the University of Michigan and an M.B.A. with emphases in Finance and Accounting from the Ross School of Business at the University of Michigan.

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

There were no such relationships or transactions to report for the year ended December 31, 2020.

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

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2020, 2019 and 2018
Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2020
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2020

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 96 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2020, 2019 and 2018

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
December 31, 2020:
Allowance for accounts receivable	$—	$—	$—	$—
December 31, 2019:
Allowance for accounts receivable	$2,094	$480	$2,574	$—
December 31, 2018:
Allowance for accounts receivable	$1,840	$480	$226	$2,094

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2020

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2020	2019	2018
Investment in real estate:
Balance at beginning of year	$1,113,651	$1,043,106	$970,964
Acquisitions and capital expenditures	141,240	80,518	84,069
Impairments	(5,324)	(4,252)	(7,950)
Sales and condemnations	(2,603)	(2,246)	(3,091)
Lease expirations/settlements	(376)	(3,475)	(886)
Balance at end of year	$1,246,588	$1,113,651	$1,043,106

Accumulated depreciation and amortization:
Balance at beginning of year	$165,892	$150,691	$133,353
Depreciation and amortization	25,869	21,573	20,549
Impairments	(1,066)	(240)	(1,780)
Sales and condemnations	(929)	(546)	(530)
Lease expirations/settlements	(2,705)	(5,586)	(901)
Balance at end of year	$187,061	$165,892	$150,691

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Phenix City, AL	$1,670	$-	$942	$728	$1,670	$69	2019
Sulphur, AR	777	-	375	402	777	65	2018
Jonesboro, AR	868	-	173	695	868	389	2007
Rogers, AR	927	-	533	394	927	61	2018
Little Rock, AR	978	-	535	443	978	69	2018
Lake Charles, AR	1,069	-	620	449	1,069	65	2018
Brookland, AR	1,468	-	149	1,319	1,468	715	2007
Lake Charles, AR	1,468	-	1,002	466	1,468	63	2018
Hope, AR	1,472	-	999	473	1,472	65	2018
Texarkana, AR	1,592	-	1,058	534	1,592	77	2018
Fayetteville, AR	2,266	-	1,637	629	2,266	86	2018
Little Rock, AR	2,763	-	497	2,266	2,763	157	2019
Fayetteville, AR	2,867	-	1,971	896	2,867	122	2018
Pine Bluff, AR	2,985	-	2,166	819	2,985	109	2018
Jonesboro, AR	2,985	-	330	2,655	2,985	1,493	2007
Tucson, AZ	1,261	-	664	597	1,261	121	2017
Tucson, AZ	1,301	-	557	744	1,301	150	2017
Tucson, AZ	1,303	-	590	713	1,303	146	2017
Peoria, AZ	1,331	-	992	339	1,331	76	2017
Gilbert, AZ	1,448	-	983	465	1,448	99	2017
Mesa, AZ	1,503	-	839	664	1,503	136	2017
Gilbert, AZ	1,602	-	796	806	1,602	169	2017
Glendale, AZ	1,722	-	1,178	544	1,722	112	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	271	2017
Chandler, AZ	1,838	-	1,261	577	1,838	125	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	88	2018
Tucson, AZ	2,085	-	1,487	598	2,085	130	2017
Phoenix, AZ	2,177	-	1,532	645	2,177	132	2017
Mesa, AZ	2,185	-	1,612	573	2,185	119	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	318	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	320	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	296	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	219	2017
Gilbert, AZ	3,204	-	1,839	1,365	3,204	266	2017
Tucson, AZ	3,652	-	2,924	728	3,652	148	2017
Buckeye, AZ	3,928	-	2,334	1,594	3,928	289	2017
San Tan Valley, AZ	4,022	-	2,549	1,473	4,022	297	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	454	2017
Stockton, CA	1,187	-	627	560	1,187	206	2015
Indio, CA	1,250	-	302	948	1,250	313	2015
Fillmore, CA	1,354	-	950	404	1,354	263	2007
Bellflower, CA	1,369	-	910	459	1,369	300	2007
Grass Valley, CA	1,485	-	853	632	1,485	200	2015
Pomona, CA	1,497	-	674	823	1,497	75	2019
Hesperia, CA	1,643	-	849	794	1,643	494	2007
San Dimas, CA	1,941	-	749	1,192	1,941	704	2007
La Palma, CA	1,971	-	1,389	582	1,971	376	2007
Hesperia, CA	2,055	-	492	1,563	2,055	584	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Riverside, CA	$2,130	$-	$1,619	$511	$2,130	$221	2015
Benicia, CA	2,224	-	1,058	1,166	2,224	782	2007
Coachella, CA	2,235	-	1,217	1,018	2,235	654	2007
Pomona, CA	2,347	-	1,916	431	2,347	44	2019
Chula Vista, CA	2,385	-	889	1,496	2,385	445	2014
Lakewood, CA	2,612	-	1,804	808	2,612	75	2019
Indio, CA	2,727	-	1,486	1,241	2,727	430	2015
Riverside, CA	2,737	-	1,216	1,521	2,737	486	2014
Stockton, CA	3,001	-	1,460	1,541	3,001	510	2015
Sacramento, CA	3,193	-	2,207	986	3,193	362	2015
Lakeside, CA	3,715	-	2,695	1,020	3,715	352	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	534	2015
Harbor City, CA	4,442	-	3,597	845	4,442	90	2019
Phelan, CA	4,611	-	3,276	1,335	4,611	491	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	452	2015
Torrance, CA	5,386	-	4,017	1,369	5,386	113	2019
San Jose, CA	5,412	-	4,219	1,193	5,412	463	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	465	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	593	2015
San Leandro, CA	5,978	-	5,078	900	5,978	343	2015
Cotati, CA	6,072	-	4,008	2,064	6,072	635	2015
Alhambra, CA	6,591	-	6,078	513	6,591	49	2019
Los Angeles, CA	6,612	-	5,006	1,606	6,612	578	2015
Ontario, CA	6,613	-	4,523	2,090	6,613	752	2015
La Puente, CA	7,615	-	6,405	1,210	7,615	440	2015
Colorado Springs, CO	1,382	-	756	626	1,382	123	2017
Westminster, CO	1,457	-	752	705	1,457	237	2015
Broomfield, CO	1,785	-	1,388	397	1,785	91	2017
Denver, CO	2,157	-	1,579	578	2,157	126	2017
Lakewood, CO	2,349	-	1,541	808	2,349	265	2015
Broomfield, CO	2,380	-	1,496	884	2,380	166	2017
Englewood, CO	2,495	-	2,207	288	2,495	73	2017
Aurora, CO	2,874	-	2,284	590	2,874	123	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	91	2017
Longmont, CO	3,619	-	2,315	1,304	3,619	470	2015
Superior, CO	3,748	-	2,477	1,271	3,748	437	2015
Monument, CO	3,828	-	2,798	1,030	3,828	234	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	334	2015
Greenwood Village, CO	4,077	-	2,889	1,188	4,077	384	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	643	2015
Highlands Ranch, CO	4,356	-	2,921	1,435	4,356	495	2015
Golden, CO	4,641	-	3,247	1,394	4,641	471	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	787	2015
Morrison, CO	5,081	-	3,018	2,063	5,081	736	2015
Castle Rock, CO	5,269	(128)	3,141	2,000	5,141	695	2015
Golden, CO	6,151	-	4,201	1,950	6,151	693	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	487	2015
Lone Tree, CO	6,612	-	5,125	1,487	6,612	535	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Ridgefield, CT	$402	$43	$167	$278	$445	$271	1985
Wethersfield, CT	447	-	-	447	447	447	2004
Farmington, CT	466	-	303	163	466	106	2004
Waterbury, CT	469	-	305	164	469	106	2004
Cheshire, CT	490	(3)	267	220	487	102	1985
New Haven, CT	217	297	141	373	514	257	1985
Waterbury, CT	515	-	335	180	515	117	2004
Stamford, CT	507	16	330	193	523	178	1985
South Windsor, CT	545	-	337	208	545	144	2004
Brookfield, CT	57	488	20	525	545	391	1985
Norwalk, CT	511	39	332	218	550	203	1985
Wallingford, CT	551	-	335	216	551	152	2004
Middletown, CT	133	430	131	432	563	306	1987
Bridgeport, CT	313	298	204	407	611	289	1985
Westport, CT	604	12	393	223	616	206	1985
Hamden, CT	645	-	527	118	645	12	2018
Hartford, CT	665	-	432	233	665	151	2004
Bridgeport, CT	350	330	228	452	680	332	1985
Norwalk, CT	-	693	402	291	693	175	1988
Stamford, CT	603	103	393	313	706	262	1985
North Haven, CT	90	617	365	342	707	197	1982
Willimantic, CT	717	-	466	251	717	162	2004
Wilton, CT	520	211	338	393	731	338	1985
New Haven, CT	539	209	351	397	748	356	1985
Bridgeport, CT	377	391	246	522	768	398	1985
Avon, CT	731	50	403	378	781	304	2002
Waterbury, CT	804	-	516	288	804	189	2004
Suffield, CT	237	603	201	639	840	529	2004
Watertown, CT	925	-	567	358	925	250	2004
Plymouth, CT	931	-	605	326	931	211	2004
Darien, CT	667	281	434	514	948	493	1985
Newington, CT	954	-	620	334	954	216	2004
Stamford, CT	507	464	330	641	971	456	1985
Durham, CT	994	-	-	994	994	994	2004
Windsor Locks, CT	1,031	-	670	361	1,031	233	2004
New Haven, CT	1,413	(262)	569	582	1,151	316	1985
West Haven, CT	1,215	-	790	425	1,215	275	2004
Old Greenwich, CT	-	1,219	620	599	1,219	361	1969
Ellington, CT	1,295	-	842	453	1,295	293	2004
Meriden, CT	1,532	-	989	543	1,532	354	2004
Bristol, CT	1,594	-	1,036	558	1,594	361	2004
South Windham, CT	644	1,398	598	1,444	2,042	779	2004
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,514	2004
Washington, DC	848	-	418	430	848	164	2013
Washington, DC	941	-	664	277	941	122	2013
Orlando, FL	867	34	401	500	901	422	2000
Yulee, FL	1,963	-	570	1,393	1,963	256	2017
Largo, FL	2,064	-	1,143	921	2,064	59	2019

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Callahan, FL	$2,894	$-	$2,056	$838	$2,894	$177	2017
Hinesville, GA	995	-	245	750	995	42	2019
Columbus, GA	1,617	-	984	633	1,617	61	2019
Perry, GA	1,724	-	1,312	412	1,724	91	2017
Augusta, GA	1,843	-	1,077	766	1,843	65	2019
Augusta, GA	3,150	-	286	2,864	3,150	506	2017
Honolulu, HI	1,071	30	981	120	1,101	91	2007
Kaneohe, HI	1,364	-	822	542	1,364	362	2007
Waianae, HI	1,520	-	648	872	1,520	530	2007
Haleiwa, HI	1,522	-	1,058	464	1,522	346	2007
Honolulu, HI	1,539	-	1,219	320	1,539	204	2007
Honolulu, HI	1,769	-	1,192	577	1,769	351	2007
Waianae, HI	1,997	-	871	1,126	1,997	687	2007
Kaneohe, HI	1,977	188	1,473	692	2,165	426	2007
Waipahu, HI	2,458	-	945	1,513	2,458	899	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	631	2007
Prospect Heights, IL	1,547	-	698	849	1,547	102	2018
Roselle, IL	2,851	-	1,741	1,110	2,851	79	2019
Overland Park, KS	4,620	-	1,511	3,109	4,620	37	2020
Olathe, KS	4,658	-	498	4,160	4,658	161	2020
Merriam, KS	4,659	-	743	3,916	4,659	149	2020
Kansas City, KS	4,666	-	331	4,335	4,666	170	2020
Bowling Green, KY	3,153	-	499	2,654	3,153	156	2020
Louisville, KY	3,356	-	818	2,538	3,356	180	2019
Owensboro, KY	3,810	-	1,011	2,799	3,810	315	2019
Bossier City, LA	2,181	-	1,333	848	2,181	177	2017
Dracut, MA	450	-	450	-	450	-	2011
Shrewsbury, MA	450	-	450	-	450	-	2011
Westborough, MA	450	-	450	-	450	-	2011
Lowell, MA	361	90	201	250	451	248	1985
Hingham, MA	353	111	243	221	464	187	1989
Sterling, MA	476	2	309	169	478	120	1991
Worcester, MA	500	-	500	-	500	-	2011
Foxborough, MA	427	98	325	200	525	167	1990
Walpole, MA	450	92	293	249	542	203	1985
Upton, MA	429	114	279	264	543	184	1991
Arlington, MA	519	27	338	208	546	193	1985
Barre, MA	536	12	348	200	548	144	1991
Gardner, MA	550	-	550	-	550	-	2011
Marlborough, MA	550	-	550	-	550	-	2011
Peabody, MA	550	-	550	-	550	-	2011
Worcester, MA	550	-	550	-	550	-	2011
Worcester, MA	548	10	356	202	558	145	1991
Watertown, MA	358	209	321	246	567	199	1985
Leominster, MA	571	-	199	372	571	173	2012
Methuen, MA	490	98	319	269	588	222	1985
Auburn, MA	600	-	600	-	600	-	2011
Burlington, MA	600	-	600	-	600	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Melrose, MA	$600	$0	$600	$0	$600	$0	2011
Salem, MA	600	-	600	-	600	-	2011
Wilmington, MA	600	-	600	-	600	-	2011
Auburn, MA	369	233	240	362	602	290	1991
West Roxbury, MA	490	129	319	300	619	247	1985
Rockland, MA	579	45	377	247	624	230	1985
Auburn, MA	625	-	625	-	625	-	2011
Lowell, MA	-	635	429	206	635	103	1996
Bradford, MA	650	-	650	-	650	-	2011
Methuen, MA	650	-	650	-	650	-	2011
Peabody, MA	650	-	650	-	650	-	2011
Hyde Park, MA	499	194	322	371	693	279	1985
Seekonk, MA	1,073	(373)	576	124	700	88	1985
Tewksbury, MA	125	591	75	641	716	375	1986
Auburn, MA	725	-	725	-	725	-	2011
Sutton, MA	714	57	464	307	771	234	1993
Gardner, MA	787	-	638	149	787	61	2014
Newton, MA	691	98	450	339	789	319	1985
Bellingham, MA	734	73	476	331	807	309	1985
Randolph, MA	574	245	430	389	819	313	1985
Maynard, MA	735	99	479	355	834	297	1985
Lynn, MA	850	-	850	-	850	-	2011
Wakefield, MA	900	-	900	-	900	-	2011
Woburn, MA	508	394	508	394	902	334	1985
Worcester, MA	196	790	-	986	986	148	2017
Worcester, MA	978	8	636	350	986	250	1991
Worcester, MA	498	607	322	783	1,105	434	1985
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Littleton, MA	1,357	-	759	598	1,357	112	2017
Gardner, MA	1,009	389	657	741	1,398	580	1985
Webster, MA	1,012	1,260	659	1,613	2,272	826	1985
Falmouth, MA	416	2,220	458	2,178	2,636	329	1988
Bellingham, MA	3,961	-	2,042	1,919	3,961	114	2019
College Park, MD	445	-	445	-	445	-	2009
Landover Hills, MD	457	-	457	-	457	-	2009
Capitol Heights, MD	468	-	468	-	468	-	2009
District Heights, MD	479	-	479	-	479	-	2009
Hyattsville, MD	491	-	491	-	491	-	2009
Beltsville, MD	525	-	525	-	525	-	2009
College Park, MD	536	-	536	-	536	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Capitol Heights, MD	628	-	628	-	628	-	2009

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Clinton, MD	$651	$-	$651	$0	$651	$0	2009
Landover, MD	662	-	662	-	662	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Accokeek, MD	692	-	692	-	692	-	2010
Laurel, MD	696	-	696	-	696	-	2009
Beltsville, MD	731	-	731	-	731	-	2009
Greater Landover, MD	753	-	753	-	753	-	2009
Baltimore, MD	802	-	-	802	802	553	2007
Lanham, MD	822	-	822	-	822	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Ellicott City, MD	895	-	-	895	895	650	2007
District Heights, MD	1,039	-	1,039	-	1,039	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Beltsville, MD	1,130	-	1,130	-	1,130	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Oxon Hills, MD	1,256	-	1,256	-	1,256	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Baltimore, MD	2,259	-	722	1,537	2,259	924	2007
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Lewiston, ME	342	188	222	308	530	258	1985
Biddeford, ME	618	8	235	391	626	391	1985
Maple Grove, MN	4,233	-	955	3,278	4,233	218	2019
Raymore, MO	3,582	-	570	3,012	3,582	125	2020
Kansas City, MO	3,863	-	366	3,497	3,863	140	2020
Parkville, MO	4,636	-	317	4,319	4,636	164	2020
Blue Springs, MO	4,646	-	386	4,260	4,646	174	2020
Kansas City, MO	4,982	-	609	4,373	4,982	167	2020
Blue Springs, MO	5,065	-	354	4,711	5,065	186	2020
Independence, MO	5,109	-	600	4,509	5,109	181	2020
Kernersville, NC	449	-	338	111	449	106	2007
Fayetteville, NC	986	-	509	477	986	69	2018
High Point, NC	1,155	-	368	787	1,155	16	2020
Raleigh, NC	1,601	-	1,149	452	1,601	42	2019
Lexington, NC	1,776	-	301	1,475	1,776	204	2017
Rockingham, NC	3,035	-	233	2,802	3,035	196	2019
Kannapolis, NC	3,791	-	616	3,175	3,791	214	2019
Greensboro, NC	3,857	-	969	2,888	3,857	93	2020
Belfield, ND	1,232	-	382	850	1,232	768	2007
Nashua, NH	500	-	500	-	500	-	2011
Northwood, NH	500	-	500	-	500	-	2011
Portsmouth, NH	525	-	525	-	525	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	550	-	550	-	550	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Raymond, NH	$550	$-	$550	$0	$550	$0	2011
Dover, NH	650	-	650	-	650	-	2011
Concord, NH	675	-	675	-	675	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Pelham, NH	-	730	317	413	730	172	1996
Londonderry, NH	703	30	458	275	733	255	1985
Nashua, NH	750	-	750	-	750	-	2011
Salem, NH	743	20	484	279	763	257	1985
Nashua, NH	825	-	825	-	825	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	950	-	950	-	950	-	2011
Rochester, NH	939	12	600	351	951	323	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Nashua, NH	1,132	-	780	352	1,132	80	2017
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Salem, NH	450	871	350	971	1,321	200	1986
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Hooksett, NH	1,562	-	824	738	1,562	681	2007
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	588	2012
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Allenstown, NH	1,787	-	467	1,320	1,787	845	2007
Flemington, NJ	709	(252)	168	289	457	179	1985
Mountainside, NJ	664	(191)	134	339	473	220	1985
Midland Park, NJ	201	308	150	359	509	258	1989
Flemington, NJ	547	17	346	218	564	201	1985
Watchung, NJ	449	160	226	383	609	210	1985
Parlin, NJ	418	202	203	417	620	238	1985
Paterson, NJ	619	17	403	233	636	215	1985
Basking Ridge, NJ	363	284	200	447	647	334	1986
Union, NJ	437	216	239	414	653	275	1985
Bergenfield, NJ	382	321	300	403	703	284	1990
North Plainville, NJ	228	542	175	595	770	509	1978
North Bergen, NJ	630	147	410	367	777	327	1985
Somerset, NJ	683	230	445	468	913	410	1985
Livingston, NJ	872	65	568	369	937	321	1985
Long Branch, NJ	514	504	335	683	1,018	429	1985
Paramus, NJ	382	714	249	847	1,096	200	1985
Vernon, NJ	671	472	437	706	1,143	449	1985
Ridgewood, NJ	703	465	458	710	1,168	493	1985
West Orange, NJ	799	428	521	706	1,227	574	1985
Washington Township, NJ	912	373	594	691	1,285	486	1985
Lawrence Township, NJ	1,303	-	1,146	157	1,303	78	2012
Lake Hopatcong, NJ	1,305	-	800	505	1,305	461	2000
Freehold, NJ	494	842	95	1,241	1,336	385	1978
Hasbrouck Heights, NJ	639	699	416	922	1,338	582	1985
Fort Lee, NJ	1,245	407	811	841	1,652	641	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Brick, NJ	$1,508	$375	$1,000	$883	$1,883	$600	2000
Albuquerque, NM	1,829	-	1,382	447	1,829	93	2017
Las Cruces, NM	1,843	-	1,375	468	1,843	99	2017
Albuquerque, NM	2,308	-	1,830	478	2,308	106	2017
Albuquerque, NM	2,321	-	1,795	526	2,321	114	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	120	2017
Fernley, NV	1,666	-	222	1,444	1,666	570	2015
Las Vegas, NV	2,814	-	563	2,251	2,814	113	2019
Las Vegas, NV	3,094	-	830	2,264	3,094	122	2019
Las Vegas, NV	3,472	-	655	2,817	3,472	138	2019
Las Vegas, NV	3,752	-	615	3,137	3,752	158	2019
Bronx, NY	390	54	251	193	444	182	1985
Glen Head, NY	234	216	102	348	450	348	1982
Brooklyn, NY	75	382	31	426	457	317	1967
Stony Brook, NY	176	281	105	352	457	257	1978
Brooklyn, NY	422	36	275	183	458	26	1985
Ossining, NY	231	229	117	343	460	234	1985
Niskayuna, NY	425	35	275	185	460	185	1986
Amherst, NY	223	246	173	296	469	193	2000
Staten Island, NY	390	89	254	225	479	213	1985
Franklin Square, NY	153	331	137	347	484	244	1978
Bay Shore, NY	156	355	85	426	511	333	1981
New York, NY	126	399	78	447	525	355	1972
Newburgh, NY	527	-	527	-	527	-	2011
Brooklyn, NY	282	259	176	365	541	318	1967
Levittown, NY	503	42	327	218	545	203	1985
Prattsburgh, NY	553	-	303	250	553	148	2006
Buffalo, NY	312	241	150	403	553	288	2000
White Plains, NY	-	569	303	266	569	222	1972
New Rochelle, NY	189	389	104	474	578	308	1982
Pleasant Valley, NY	398	182	240	340	580	232	1986
Sayville, NY	345	246	301	290	591	187	1998
Poughkeepsie, NY	591	-	591	-	591	-	2011
Garden City, NY	362	242	236	368	604	266	1985
Brooklyn, NY	237	371	154	454	608	310	1985
Massapequa, NY	333	285	217	401	618	289	1985
Staten Island, NY	301	323	196	428	624	321	1985
Levittown, NY	546	86	355	277	632	253	1985
Staten Island, NY	350	290	228	412	640	303	1985
Wantagh, NY	641	-	371	270	641	240	1998
Batavia, NY	684	-	364	320	684	190	2006
Sleepy Hollow, NY	281	406	130	557	687	443	1969
East Hampton, NY	659	39	427	271	698	251	1985
Dobbs Ferry, NY	671	34	435	270	705	251	1985
Elmont, NY	389	319	231	477	708	380	1978
Alfred Station, NY	714	-	414	300	714	178	2006
Middletown, NY	719	-	719	-	719	-	2011
Riverhead, NY	723	-	431	292	723	266	1998

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Bayside, NY	$470	$254	$306	$418	$724	$283	1985
Sag Harbor, NY	704	35	458	281	739	260	1985
Glen Head, NY	462	282	300	444	744	335	1985
Spring Valley, NY	749	-	749	-	749	-	2011
Great Neck, NY	500	252	450	302	752	211	1985
Flushing, NY	516	241	320	437	757	323	1998
Floral Park, NY	617	169	356	430	786	330	1998
East Pembroke, NY	787	-	537	250	787	148	2006
Brewster, NY	789	-	789	-	789	-	2011
Brooklyn, NY	477	319	306	490	796	378	1985
Yaphank, NY	-	798	375	423	798	261	1993
Rye, NY	872	-	872	-	872	-	2011
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Avoca, NY	936	(1)	635	300	935	178	2006
West Nyack, NY	936	-	936	-	936	-	2011
Brooklyn, NY	627	313	408	532	940	411	1985
Yonkers, NY	-	944	684	260	944	147	1990
Elmsford, NY	-	948	581	367	948	292	1971
Bronx, NY	953	-	953	-	953	-	2013
Tarrytown, NY	956	-	956	-	956	-	2011
Byron, NY	969	-	669	300	969	178	2006
New Platz, NY	971	-	971	-	971	-	2011
Mount Vernon, NY	985	-	985	-	985	-	2011
Warsaw, NY	990	-	690	300	990	178	2006
Hyde Park, NY	990	-	990	-	990	-	2011
Churchville, NY	1,011	-	601	410	1,011	243	2006
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Middletown, NY	751	274	489	536	1,025	418	1985
Lakeville, NY	1,028	-	203	825	1,028	578	2008
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Bronx, NY	1,049	-	485	564	1,049	249	2013
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
Yonkers, NY	1,020	63	664	419	1,083	390	1985
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Briarcliff Manor, NY	652	550	501	701	1,202	611	1976
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Bronx, NY	46	1,208	84	1,170	1,254	128	1972
Naples, NY	1,257	-	827	430	1,257	255	2006
Forest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Middletown, NY	1,281	-	1,281	-	1,281	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Scarsdale, NY	$1,301	$-	$1,301	$-	$1,301	$-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Yonkers, NY	291	1,050	216	1,125	1,341	720	1972
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Perry, NY	1,444	-	1,044	400	1,444	237	2006
Millwood, NY	1,448	-	1,448	-	1,448	-	2011
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
Shrub Oak, NY	1,061	398	691	768	1,459	605	1985
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Tuckahoe, NY	1,650	-	1,650	-	1,650	-	2011
Astoria, NY	1,684	-	1,105	579	1,684	254	2013
Yorktown Heights, NY	1,700	-	-	1,700	1,700	501	2013
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Cortlandt Manor, NY	1,872	-	1,872	-	1,872	-	2011
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
East Meadow, NY	-	1,903	1,670	233	1,903	61	1988
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Bronx, NY	1,910	-	1,349	561	1,910	259	2013
Flushing, NY	1,936	-	1,413	523	1,936	231	2013
Flushing, NY	1,947	-	1,405	542	1,947	220	2013
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Bronx, NY	2,407	-	1,712	695	2,407	289	2013
Flushing, NY	2,479	-	1,801	678	2,479	275	2013
Latham, NY	2,498	-	1,813	685	2,498	19	2020
Corona, NY	2,543	-	1,903	640	2,543	271	2013
Long Island City, NY	2,717	-	1,183	1,534	2,717	563	2013
Eastchester, NY	1,724	993	2,302	415	2,717	91	2011
Rego Park, NY	2,784	-	2,104	680	2,784	288	2013
Port Jefferson, NY	185	3,084	246	3,023	3,269	364	1985
Troy, NY	4,690	-	4,119	571	4,690	16	2020
Mansfield, OH	921	-	332	589	921	322	2008
Loveland, OH	1,045	-	362	683	1,045	133	2017
Crestline, OH	1,202	-	285	917	1,202	525	2008
Akron, OH	1,530	-	385	1,145	1,530	199	2017
Mansfield, OH	1,950	-	700	1,250	1,950	675	2009
Monroeville, OH	2,580	-	485	2,095	2,580	1,129	2009
Springdale, OH	3,379	-	381	2,998	3,379	69	2020
Cincinnati, OH	3,715	-	541	3,174	3,715	112	2020

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Fairfield, OH	$3,769	$-	$582	$3,187	$3,769	$16	2020
Oklahoma City, OK	868	-	371	497	868	69	2018
Oklahoma City, OK	1,182	-	587	595	1,182	79	2018
Oklahoma City, OK	1,311	-	625	686	1,311	88	2018
Stillwater, OK	2,800	-	1,469	1,331	2,800	71	2019
Banks, OR	498	-	498	-	498	-	2015
Stayton, OR	544	-	296	248	544	63	2017
Estacada, OR	646	-	84	562	646	170	2015
Pendleton, OR	765	-	122	643	765	216	2015
Silverton, OR	957	-	456	501	957	110	2017
Salem, OR	1,071	-	399	672	1,071	271	2015
Salem, OR	1,350	-	521	829	1,350	268	2015
Springfield, OR	1,398	-	796	602	1,398	237	2015
Salem, OR	1,408	-	524	884	1,408	295	2015
McMinnville, OR	2,867	-	394	2,473	2,867	423	2017
Salem, OR	4,214	-	3,182	1,032	4,214	352	2015
Portland, OR	4,416	-	3,368	1,048	4,416	333	2015
Salem, OR	4,614	-	3,517	1,097	4,614	350	2015
Pottsville, PA	451	1	148	304	452	305	1990
Phoenixville, PA	384	89	76	397	473	108	1985
Harrisburg, PA	399	213	199	413	612	345	1989
Philadelphia, PA	406	255	264	397	661	291	1985
Lancaster, PA	642	56	300	398	698	367	1989
Reading, PA	750	49	-	799	799	799	1989
Philadelphia, PA	1,252	-	814	438	1,252	212	2009
New Kensington, PA	1,375	-	675	700	1,375	327	2010
Allison Park, PA	1,500	-	850	650	1,500	509	2010
Barrington, RI	490	180	319	351	670	299	1985
N. Providence, RI	542	159	353	348	701	291	1985
Columbia, SC	464	-	253	211	464	41	2017
Columbia, SC	575	-	345	230	575	42	2017
Lexington, SC	633	-	309	324	633	62	2017
Lexington, SC	694	-	172	522	694	107	2017
Lexington, SC	720	-	219	501	720	92	2017
Columbia, SC	792	-	463	329	792	64	2017
Lexington, SC	816	-	336	480	816	70	2017
Columbia, SC	868	-	455	413	868	90	2017
Columbia, SC	926	-	495	431	926	69	2017
Lexington, SC	973	-	582	391	973	77	2017
Gilbert, SC	1,036	-	434	602	1,036	110	2017
Lexington, SC	1,056	-	432	624	1,056	122	2017
Irmo, SC	1,113	-	667	446	1,113	82	2017
West Columbia, SC	1,116	-	50	1,066	1,116	201	2017
Irmo, SC	1,246	-	69	1,177	1,246	203	2017
Irmo, SC	1,339	-	867	472	1,339	89	2017
Columbia, SC	1,436	-	472	964	1,436	183	2017
Lexington, SC	1,624	-	999	625	1,624	117	2017
Columbia, SC	1,643	-	1,302	341	1,643	50	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
West Columbia, SC	$1,644	$-	$1,283	$361	$1,644	$71	2017
Chapin, SC	1,682	-	1,135	547	1,682	113	2017
Lexington, SC	1,712	-	1,410	302	1,712	48	2017
Lexington, SC	1,729	-	1,268	461	1,729	100	2017
Lexington, SC	1,738	-	1,189	549	1,738	81	2017
Pelion, SC	1,901	-	1,021	880	1,901	190	2017
Columbia, SC	1,995	-	1,130	865	1,995	125	2018
West Columbia, SC	2,046	-	746	1,300	2,046	234	2017
Elgin, SC	2,082	-	1,166	916	2,082	176	2017
Columbia, SC	2,109	-	1,120	989	2,109	134	2018
Elgin, SC	2,177	-	974	1,203	2,177	219	2017
Lexington, SC	2,179	-	1,476	703	2,179	131	2017
Gaston, SC	2,230	-	934	1,296	2,230	238	2017
Columbia, SC	2,460	-	1,569	891	2,460	185	2017
Columbia, SC	2,531	-	1,612	919	2,531	123	2018
Johns Island, SC	2,561	-	1,885	676	2,561	79	2018
Lexington, SC	2,603	-	1,869	734	2,603	109	2018
Columbia, SC	2,637	-	1,254	1,383	2,637	252	2017
Blythewood, SC	3,217	-	2,405	812	3,217	170	2017
Lexington, SC	3,231	-	2,001	1,230	3,231	175	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	263	2018
Columbia, SC	3,371	-	2,016	1,355	3,371	269	2017
Irmo, SC	3,655	-	1,742	1,913	3,655	346	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	217	2017
Lexington, SC	4,413	-	3,418	995	4,413	210	2017
Austin, TX	462	-	274	188	462	138	2007
Lewisville, TX	494	50	110	434	544	261	2008
Arlington, TX	789	-	414	375	789	56	2018
El Paso, TX	1,278	-	825	453	1,278	96	2017
Rowlett, TX	1,284	-	840	444	1,284	59	2018
Arlington, TX	1,352	-	887	465	1,352	65	2018
Grand Prairie, TX	1,413	-	914	499	1,413	74	2018
El Paso, TX	1,425	-	1,098	327	1,425	71	2017
Corpus Christi, TX	1,526	-	1,056	470	1,526	89	2017
Arlington, TX	1,560	-	1,008	552	1,560	74	2018
Wake Village, TX	1,637	-	685	952	1,637	123	2018
Longview, TX	1,660	-	1,239	421	1,660	58	2018
El Paso, TX	1,679	-	1,085	594	1,679	112	2017
Mesquite, TX	1,687	-	1,093	594	1,687	83	2018
Houston, TX	1,689	-	224	1,465	1,689	846	2007
Austin, TX	1,711	-	1,364	347	1,711	78	2017
Watauga, TX	1,771	-	1,139	632	1,771	87	2018
Texarkana, TX	1,791	-	992	799	1,791	105	2018
Arlington, TX	1,796	-	1,189	607	1,796	83	2018
El Paso, TX	1,816	-	1,413	403	1,816	88	2017
Texarkana, TX	1,861	-	1,197	664	1,861	101	2018
San Marcos, TX	1,954	-	251	1,703	1,954	1,000	2007
Grand Prairie, TX	2,000	-	1,415	585	2,000	82	2018

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Center, TX	$2,073	$-	$1,482	$591	$2,073	$89	2018
Harker Heights, TX	2,052	28	580	1,500	2,080	1,193	2007
Linden, TX	2,159	-	1,513	646	2,159	92	2018
Corpus Christi, TX	2,162	-	1,729	433	2,162	93	2017
Garland, TX	2,208	-	1,504	704	2,208	95	2018
Fort Worth, TX	2,115	142	866	1,391	2,257	802	2007
Texarkana, TX	2,316	-	1,643	673	2,316	87	2018
Austin, TX	2,368	-	738	1,630	2,368	970	2007
El Paso, TX	2,369	-	1,766	603	2,369	118	2017
Temple, TX	2,406	(10)	1,206	1,190	2,396	744	2007
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	247	2017
Keller, TX	2,507	57	996	1,568	2,564	952	2007
Port Arthur, TX	2,648	-	505	2,143	2,648	413	2016
Schertz, TX	2,794	-	813	1,981	2,794	23	2020
Houston, TX	2,803	-	535	2,268	2,803	423	2016
Shamrock, TX	3,045	-	1,222	1,823	3,045	26	2020
Mathis, TX	3,138	-	2,687	451	3,138	97	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	200	2017
Cibolo, TX	3,228	-	1,004	2,224	3,228	44	2020
Garland, TX	3,296	-	245	3,051	3,296	815	2014
Childress, TX	3,335	-	1,959	1,376	3,335	19	2020
San Antonio, TX	3,427	-	446	2,981	3,427	53	2020
Austin, TX	3,510	67	1,595	1,982	3,577	1,155	2007
San Antonio, TX	3,618	-	494	3,124	3,618	54	2020
San Antonio, TX	3,630	-	1,020	2,610	3,630	54	2020
San Antonio, TX	3,718	-	732	2,986	3,718	54	2020
San Antonio, TX	3,820	-	1,459	2,361	3,820	10	2020
Paris, TX	3,832	-	2,645	1,187	3,832	13	2020
Waco, TX	3,884	-	894	2,990	3,884	1,874	2007
The Colony, TX	4,396	-	337	4,059	4,396	2,306	2007
San Antonio, TX	4,397	-	997	3,400	4,397	66	2020
San Antonio, TX	4,411	-	642	3,769	4,411	68	2020
Garland, TX	4,439	-	439	4,000	4,439	1,116	2014
Panhandle, TX	5,068	-	2,637	2,431	5,068	35	2020
Paris, TX	5,322	-	3,979	1,343	5,322	17	2020
Temple, TX	5,554	-	4,119	1,435	5,554	19	2020
Norfolk, VA	535	(70)	235	230	465	230	1990
Ruther Glen, VA	466	-	31	435	466	275	2005
Chesapeake, VA	780	(185)	399	196	595	96	1990
Portsmouth, VA	562	34	222	374	596	370	1990
Woodstock, VA	611	-	354	257	611	6	2020
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	656	-	409	247	656	118	2013
Alexandria, VA	712	-	712	-	712	-	2013
Sandston, VA	722	-	102	620	722	391	2005
Alexandria, VA	735	-	735	-	735	-	2013
Ashland, VA	840	-	840	-	840	-	2005
Mechanicsville, VA	903	-	273	630	903	398	2005

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Mechanicsville, VA	$957	$14	$324	$647	$971	$419	2005
Glen Allen, VA	1,037	-	412	625	1,037	395	2005
Mechanicsville, VA	1,043	-	223	820	1,043	518	2005
Glen Allen, VA	1,077	-	322	755	1,077	477	2005
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Richmond, VA	1,132	(41)	506	585	1,091	369	2005
Chesapeake, VA	1,004	110	385	729	1,114	688	1990
Mechanicsville, VA	1,125	-	505	620	1,125	391	2005
Farmville, VA	1,227	-	622	605	1,227	382	2005
Fredericksburg, VA	1,279	-	469	810	1,279	511	2005
Spotsylvania, VA	1,290	-	490	800	1,290	505	2005
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	1,388	-	1,020	368	1,388	178	2013
Petersburg, VA	1,441	-	816	625	1,441	395	2005
Arlington, VA	1,464	-	1,085	379	1,464	170	2013
Mechanicsville, VA	1,476	-	876	600	1,476	379	2005
Alexandria, VA	1,582	-	1,150	432	1,582	189	2013
Mechanicsville, VA	1,677	-	1,157	520	1,677	328	2005
King William, VA	1,688	-	1,068	620	1,688	391	2005
Fredericksburg, VA	1,716	-	996	720	1,716	455	2005
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Alexandria, VA	1,757	-	1,313	444	1,757	207	2013
Fairfax, VA	1,825	-	1,190	635	1,825	277	2013
Arlington, VA	2,014	-	1,516	498	2,014	216	2013
Arlington, VA	2,062	-	1,603	459	2,062	198	2013
Fairfax, VA	2,078	-	1,365	713	2,078	267	2013
Montpelier, VA	2,481	(114)	1,612	755	2,367	477	2005
Salem, VA	3,337	-	915	2,422	3,337	127	2020
Fairfax, VA	3,348	-	2,351	997	3,348	408	2013
Emporia, VA	3,364	-	2,227	1,137	3,364	68	2019
Fredericksburg, VA	3,623	-	2,828	795	3,623	502	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	522	2013
Fairfax, VA	4,454	-	3,370	1,084	4,454	444	2013
Tacoma, WA	518	-	518	-	518	-	2015
Wilbur, WA	629	-	153	476	629	166	2015
Tacoma, WA	671	-	671	-	671	-	2015
Seattle, WA	717	-	193	524	717	166	2015
South Bend, WA	760	-	121	639	760	198	2015
Puyallup, WA	831	-	172	659	831	253	2015
Tenino, WA	937	-	219	718	937	225	2015
Snohomish, WA	955	-	955	-	955	-	2015
Chehalis, WA	1,176	-	313	863	1,176	313	2015
Fife, WA	1,181	-	414	767	1,181	275	2015
Vancouver, WA	1,215	-	164	1,051	1,215	297	2015
Renton, WA	1,485	-	952	533	1,485	239	2015
Bellevue, WA	1,725	-	886	839	1,725	277	2015
Seattle, WA	1,884	-	1,223	661	1,884	210	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	525	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Puyallup, WA	$2,035	$0	$465	$1,570	$2,035	$510	2015
Silverdale, WA	2,178	-	1,217	961	2,178	343	2015
Monroe, WA	2,791	-	1,555	1,236	2,791	418	2015
Kent, WA	2,900	-	2,066	834	2,900	299	2015
Auburn, WA	3,022	-	1,965	1,057	3,022	349	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	671	2015
Federal Way, WA	4,218	-	2,973	1,245	4,218	443	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	394	2015
Miscellaneous	51,183	14,650	26,459	39,374	65,833	30,999	various
	$1,182,681	$63,907	$708,099	$538,489	$1,246,588	$187,061

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

3)	The aggregate cost for federal income tax purposes was approximately $1,276,000 at December 31, 2020.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2020

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date		Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	East Islip, NY	9.0%	11/2024		P & I	—	$743	$695
Borrower B	Seller financing	Middlesex, NJ	9.0%	5/2021		P & I	—	255	214
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	(d)	P & I	—	431	353
Borrower D	Seller financing	Smithtown, NY	9.0%	1/2027		P & I	—	280	184
Borrower E	Seller financing	Nyack, NY	9.0%	9/2022		P & I	—	253	226
Borrower F	Seller financing	Baldwin, NY	9.0%	9/2020	(d)	P & I	—	300	254
Borrower G	Seller financing	Norwalk, CT	9.0%	4/2022		P & I	—	319	277
Borrower H	Seller financing	Stafford Springs, CT	9.0%	1/2021		P & I	—	232	192
Borrower I	Seller financing	Waterbury, CT	9.0%	2/2021		P & I	—	171	143
Borrower J	Seller financing	Westfield, MA	9.0%	11/2021		P & I	—	303	260
Borrower K	Seller financing	Bristol, CT	9.0%	5/2026		P & I	—	76	74
Borrower L	Seller financing	Hartford, CT	9.5%	2/2027		P & I	—	440	434
Borrower M	Seller financing	Middletown, CT	9.0%	5/2026		P & I	—	308	299
Borrower N	Seller financing	New Britain, CT	9.5%	4/2027		P & I	—	192	190
Borrower O	Seller financing	Plainville, CT	9.5%	3/2027		P & I	—	160	158
Borrower P	Seller financing	Simsbury, CT	9.0%	5/2026		P & I	—	192	186
Borrower Q	Seller financing	Milford, CT	9.0%	3/2025		P & I	—	398	376
Borrower R	Seller financing	Fairfield, CT	9.0%	3/2025		P & I	—	390	368
Borrower S	Seller financing	Hartford, CT	9.0%	3/2024		P & I	—	70	64
Borrower T	Seller financing	Wilmington, DE	9.0%	11/2020	(d)	P & I	—	84	69
Borrower U	Seller financing	Fairhaven, MA	9.0%	9/2020	(d)	P & I	—	458	374
Borrower V	Seller financing	New Bedford, MA	9.0%	10/2021		P & I	—	363	309
Borrower W	Seller financing	Belleville, NJ	9.0%	3/2021		P & I	—	315	263
Borrower X	Seller financing	Ridgefield, NJ	9.0%	4/2021		P & I	—	172	144
Borrower Y	Seller financing	Irvington, NJ	9.0%	7/2022		P & I	—	300	182
Borrower Z	Seller financing	Colonia, NJ	9.0%	7/2020	(d)	P & I	—	320	260
Borrower AA	Seller financing	Glendale, NY	9.0%	7/2025		P & I	—	525	385
Borrower AB	Seller financing	Elmont, NY	9.0%	10/2021		P & I	—	450	341
Borrower AC	Seller financing	Pleasant Valley, NY	9.0%	9/2020	(d)	P & I	—	230	188
Borrower AD	Seller financing	Freeport, NY	9.0%	5/2020	(d)	P & I	—	206	166
Borrower AE	Seller financing	Malta, NY	9.0%	3/2023		P & I	—	572	512
Borrower AF	Seller financing	Coxsackie, NY	9.0%	7/2021		P & I	—	153	129
Borrower AG	Seller financing	Brewster, NY	9.0%	10/2022		P & I	—	554	485
Borrower AH	Seller financing	Lindenhurst, NY	9.5%	6/2026		P & I	—	350	341
Borrower AI	Seller financing	Rochester, NY	9.0%	2/2025		P & I	—	174	163
Borrower AJ	Seller financing	Savona, NY	9.0%	2/2025		P & I	—	157	148
Borrower AK	Seller financing	Rochester, NY	9.0%	10/2025		P & I	—	230	220
Borrower AL	Seller financing	Greigsville, NY	9.0%	11/2025		P & I	—	200	192
Borrower AM	Seller financing	Horsham, PA	10.0%	7/2024		P & I	—	237	82
Borrower AN	Seller financing	Warwick, RI	9.0%	8/2022		P & I	—	333	295
Borrower AO	Seller financing	Warwick, RI	9.0%	10/2021		P & I	—	357	304
Borrower AP	Seller financing	Cranston, RI	9.0%	8/2022		P & I	—	153	133
								12,406	10,632
Note receivable
	Promissory Note	Various-CT	9.0%	12/2028	(b)			—	985
	Allowance for credit losses							—	(337)
Total (c)								$12,406	$11,280

(a)	P & I = Principal and interest paid monthly.
(b)	Note for funding of capital improvements.
(c)	The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.
(d)	Note is in the process of being refinanced or repaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $309,000. In addition, during the year ended December 31, 2020, we recorded an additional allowance for credit losses of $28,000 on these notes and mortgages receivable due to changes in expected economic conditions.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2020	2019	2018
Balance at January 1,	$30,855	$33,519	$32,366
Additions:
New mortgage loans	3,724	1,734	4,287
Deductions:
Loan repayments	(22,260)	(3,771)	(2,368)
Collection of principal	(702)	(627)	(766)
Allowance for credit losses	(337)	—	—
Balance at December 31,	$11,280	$30,855	$33,519

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2020

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2011 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 001-13777) and incorporated herein by reference.

3.7	Articles of Amendment to Articles of Incorporation of Getty Realty Corp. filed May 17, 2018	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2018 (File No. 001-13777) and incorporated herein by reference.

3.8	Amendment to By-Laws of Getty Realty Corp.	Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.

Included under the heading “Description of Plan” on pages 5 through 18 of the Company’s Registration Statement on Form S-3D filed on April 22, 2004 (File No. 333-114730) and incorporated herein by reference.

4.2	Description of Securities.	Filed herewith.

10.1*	Retirement and Profit Sharing Plan (restated as of December 1, 2012).	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 (File No. 001-13777) and incorporated herein by reference.

10.4*

Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.6*	2004 Getty Realty Corp. Omnibus Incentive Compensation Plan.	Annexed as Appendix B. to the Company’s Definitive Proxy Statement filed on April 9, 2004 (File No. 001-13777) and incorporated herein by reference.

10.7*	Form of restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document
10.8*	Amendment to the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan dated December 31, 2008.	Filed as Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

10.15*	Form of incentive restricted stock unit grant award under the 2004 Getty Realty Corp. Omnibus Incentive Compensation Plan, as amended.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 10, 2013 (File No. 001-13777) and incorporated herein by reference.

10.18*	Getty Realty Corp. Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed on March 16, 2015 (File No. 001-13777) and incorporated herein by reference.

10.19*	Getty Realty Corp. Second Amended and Restated 2004 Omnibus Incentive Compensation Plan	Annexed as Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed on March 23, 2017

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

10.40***	Fifth Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed herewith.

10.41***	First Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, between Getty Realty Corp. and AIG.	Filed herewith.

10.42***	First Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, among Getty Realty Corp., MassMutual and certain of its affiliates.	Filed herewith.

10.43*	Form of Restricted Stock Unit Agreement under the Getty Realty Corp. Second Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
***	Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are not material.

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2020 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., Two Jericho Plaza, Suite 110, Jericho, NY 11753-1681. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2020 Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

Getty Realty Corp. (Registrant)

By:	/S/ Brian Dickman
Brian Dickman
Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)
February 25, 2021

By:	/S/ Eugene Shnayderman
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 25, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ MILTON COOPER
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 25, 2021		Milton Cooper Director February 25, 2021

By:	/S/ PHILIP E. COVIELLO	By:	/S/ Howard Safenowitz
	Philip E. Coviello Director February 25, 2021		Howard Safenowitz Director February 25, 2021

By:	/S/ Mary Lou Malanoski	By:	/S/ RICHARD E. MONTAG
	Mary Lou Malanoski Director February 25, 2021		Richard E. Montag Director February 25, 2021