Form 10-Q
period 2021-03-31
GETTY REALTY CORP /MD/
filed 2021-04-29
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

(646) 349-6000

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

The registrant had outstanding 44,404,397 shares of common stock as of April 29, 2021.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2021	December 31, 2020
ASSETS
Real estate:
Land	$712,020	$707,613
Buildings and improvements	552,796	537,272
Construction in progress	750	734
	1,265,566	1,245,619
Less accumulated depreciation and amortization	(193,632)	(186,964)
Real estate held for use, net	1,071,934	1,058,655
Real estate held for sale, net	—	872
Real estate, net	1,071,934	1,059,527
Investment in direct financing leases, net	76,094	77,238
Notes and mortgages receivable	19,140	11,280
Cash and cash equivalents	31,831	55,075
Restricted cash	1,979	1,979
Deferred rent receivable	44,890	44,155
Accounts receivable	2,539	3,811
Right-of-use assets - operating	23,462	24,319
Right-of-use assets - finance	707	763
Prepaid expenses and other assets, net	69,896	71,365
Total assets	$1,342,472	$1,349,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$—	$25,000
Senior unsecured notes, net	523,868	523,828
Environmental remediation obligations	48,722	48,084
Dividends payable	17,690	17,332
Lease liability - operating	24,391	25,045
Lease liability - finance	3,367	3,541
Accounts payable and accrued liabilities	43,891	47,081
Total liabilities	661,929	689,911
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 44,366,488 and 43,605,759 shares issued and outstanding, respectively	444	436
Additional paid-in capital	743,305	722,608
Dividends paid in excess of earnings	(63,206)	(63,443)
Total stockholders’ equity	680,543	659,601
Total liabilities and stockholders’ equity	$1,342,472	$1,349,512

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Revenues from rental properties	$36,951	$34,650
Interest on notes and mortgages receivable	329	713
Total revenues	37,280	35,363
Operating expenses:
Property costs	5,272	4,935
Impairments	776	1,031
Environmental	513	221
General and administrative	5,509	4,068
Depreciation and amortization	8,437	7,097
Total operating expenses	20,507	17,352

Gain on dispositions of real estate	7,219	869

Operating income	23,992	18,880

Other income, net	64	495
Interest expense	(6,129)	(6,675)
Net earnings	$17,927	$12,700

Basic earnings per common share:
Net earnings	$0.40	$0.30

Diluted earnings per common share:
Net earnings	$0.40	$0.30

Weighted average common shares outstanding:
Basic	43,872	41,383
Diluted	43,875	41,391

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$17,927	$12,700
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	8,437	7,097
Impairment charges	776	1,031
(Gain) loss on dispositions of real estate	(7,219)	(869)
Deferred rent receivable	(736)	(777)
Amortization of above-market and below-market leases	(57)	(108)
Amortization of investment in direct financing leases	1,145	982
Amortization of debt issuance costs	259	260
Accretion expense	461	466
Stock-based compensation	905	732
Changes in assets and liabilities:
Accounts receivable	1,215	1,461
Prepaid expenses and other assets	(477)	(188)
Environmental remediation obligations	(921)	(2,113)
Accounts payable and accrued liabilities	(2,308)	(2,800)
Net cash flow provided by operating activities	19,407	17,874
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(21,852)	(57,321)
Capital expenditures	(176)	—
Addition to construction in progress	(127)	7
Proceeds from dispositions of real estate	8,497	851
Deposits for property acquisitions	1,733	690
(Issuance) of notes and mortgages receivable	(8,395)	—
Collection of notes and mortgages receivable	535	2,691
Net cash flow (used in) investing activities	(19,785)	(53,082)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	—	65,000
Repayments under credit agreement	(25,000)	—
Payment of finance lease obligations	(174)	(153)
Security deposits received (refunded)	(160)	63
Payments of cash dividends	(17,314)	(15,163)
Payments in settlement of restricted stock units	(484)	(244)
Proceeds from issuance of common stock, net - ATM	20,266	(27)
Net cash flow provided by (used in) financing activities	(22,866)	49,476
Change in cash, cash equivalents and restricted cash	(23,244)	14,268
Cash, cash equivalents and restricted cash at beginning of period	57,054	23,664
Cash, cash equivalents and restricted cash at end of period	$33,810	$37,932
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$5,814	$6,347
Income taxes	284	251
Environmental remediation obligations	613	1,325
Non-cash transactions:
Dividends declared but not yet paid	17,690	15,632
Issuance of notes and mortgages receivable related to property dispositions	$—	$792

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is the leading publicly traded real estate investment trust (“REIT”) in the United States specializing in the acquisition, ownership, leasing, financing and redevelopment of convenience stores, gasoline stations and other automotive-related and retail real estate, including express car washes, automotive service centers, automotive parts retailers and select other properties. Our predecessor was originally founded in 1955 and our common stock was listed on the NYSE in 1997.

As of March 31, 2021, our portfolio included 960 properties located in 35 states and Washington, D.C., and our tenants operated under a variety of national and regional retail brands. Our company is headquartered in New York, New York and is internally managed by our management team, which has extensive experience acquiring, owning and managing convenience stores, gasoline stations and other automotive-related and retail real estate.

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

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021 we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In conjunction with our adoption of ASU 2016-13 on January 1, 2020, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a credit loss reserve of $309,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the aggregate outstanding principal balance of $30,855,000 on the notes and mortgages receivable balance on our consolidated balance sheets on January 1, 2020. In addition, during the year ended December 31, 2020, we recorded an additional allowance for credit losses of $28,000 on these notes and mortgages receivable due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. There were no indicators for impairments related to our notes and mortgages receivable during the three months ended March 31, 2021 and 2020. For the three months ended March 31, 2021, we did not record any additional allowance for credit losses.

From time to time, we may originate construction loans for the construction of income-producing properties, which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the three months ended March 31, 2021, we funded, and had outstanding as of March 31, 2021, such construction loans in the amount of $8,395,000, including accrued interest. Our construction loans generally provide for funding only during the construction period, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

Revenue Recognition and Deferred Rent Receivable

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

We elected to treat lease concessions with option (1) above for the quarter ended March 31, 2021.

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

We recorded impairment charges aggregating $776,000 for the three months ended March 31, 2021 and $1,031,000 for the three months ended March 31, 2020. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $43,000 of impairments recognized during the three months ended March 31, 2021) and (ii) discounted cash flow models (this method was used to determine $0 of impairments recognized during the three months ended March 31, 2021). In addition, during the three months ended March 31, 2021, we recorded $733,000 of impairments due to the accumulation of asset retirement costs at certain properties as a result of changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values. For the three months ended March 31, 2021 and 2020, impairment charges aggregating $335,000 and $206,000, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We file a federal income tax return on which we consolidate our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2017, 2018 and 2019, and tax returns which will be filed for the year ended 2020, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued.  In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to above ASU to clarify certain optional expedients in Topic 848.We are currently evaluating the impact the adoption of ASU 2020-04 will have on our consolidated financial statements.

NOTE 3. — LEASES

As of March 31, 2021, we owned 902 properties and leased 58 properties from third-party landlords. These 960 properties are located in 35 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or sublet our properties and supply fuel to third parties who operate the convenience store and gasoline station businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

A majority of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products, and/or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Pursuant to ASU 2016-02, for leases in which we are the lessor, we (i) retained the classification of our historical leases as we were not required to reassess classification upon adoption of the new standard, (ii) expense indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregate revenue from our lease components and non-lease components (comprised of tenant reimbursements) into revenue from rental properties.

Revenues from rental properties were $36,951,000 and $34,650,000 for the three months ended March 31, 2021 and 2020, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $33,539,000 and $31,393,000 for the three months ended March 31, 2021 and 2020, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $343,000 and $69,000 for the three months ended March 31, 2021 and 2020, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3,756,000 and $3,326,000 for the three months ended March 31, 2021 and 2020, respectively .

The components of the $76,094,000 investment in direct financing leases as of March 31, 2021, are lease payments receivable of $109,946,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $46,862,000 and $918,000 allowance for credit losses. The components of the $77,238,000 investment in direct financing leases as of December 31, 2020, are lease payments receivable of $113,256,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $49,028,000 and $918,000 allowance for credit losses. Of the $918,000 aggregate credit loss reserve related to these direct financing leases, $578,000 was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020.

As of March 31, 2021, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2021	$91,352	$10,028
2022	122,150	13,420
2023	121,556	13,467
2024	119,798	13,611
2025	118,990	13,512
Thereafter	640,932	45,907
Total	$1,214,778	$109,945

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

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2021
Assets
Right-of-use assets – operating	$23,462
Right-of-use assets – finance	707
Total lease assets	$24,169
Liabilities
Lease liability – operating	$24,391
Lease liability – finance	3,367
Total lease liabilities	$27,758

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	9.1
Finance leases	10.3
Weighted-average discount rate
Operating leases (a)	4.80%
Finance leases	17.30%

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

Three Months Ended March 31, 2021
Operating lease cost	$1,157
Finance lease cost
Amortization of leased assets	174
Interest on lease liabilities	163
Short-term lease cost	-
Total lease cost	$1,494

The following presents supplemental cash flow information related to our leases (in thousands):

Three Months Ended March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$753
Operating cash flows for finance leases	163
Financing cash flows for finance leases	$174

As of March 31, 2021, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2021	$2,522	$1,209
2022	3,780	1,042
2023	3,680	831
2024	3,532	732
2025	3,155	444
Thereafter	13,874	1,433
Total lease payments	30,543	5,691
Less: amount representing interest	(6,152)	(2,324)
Present value of lease payments	$24,391	$3,367

Major Tenants

As of March 31, 2021, we had four significant tenants by revenue:

•

We leased 150 convenience store and gasoline station properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 15% of our total revenues for the three months ended March 31, 2021 and 2020. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 129 convenience store and gasoline station properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 15% of our total revenues for each of the three months ended March 31, 2021 and 2020, respectively. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 12% and 13% of our total revenues for the three months ended March 31, 2021 and 2020, respectively.

•

We leased 74 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 9% and 11% of our total revenues for the three months ended March 31, 2021 and 2020, respectively. The largest of these unitary leases, covering 56 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of March 31, 2021, 350 of the properties we own or lease were previously leased to Marketing, of which 317 properties are subject to long-term triple-net leases with petroleum distributors across 14 separate portfolios and 26 properties are leased as single unit triple-net leases. The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of March 31, 2021, we have a remaining commitment to fund up to $6,772,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2021, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,264,000 (net of accumulated amortization of $1,741,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2021 and December 31, 2020, we had accrued $4,275,000 for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also seeks future costs for remediation, as well as interest and penalties. We served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell, Motiva, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We also filed a third-party complaint against Hess, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. Discovery in this case is in later stages and, as it nears completion, a schedule for trial will be established. We are unable to estimate the possible loss or range of loss in excess of the amount we have accrued for this lawsuit. It is possible that losses related to this case could exceed the amounts accrued, as of March 31, 2021, which could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2021	December 31, 2020
Unsecured Revolving Credit Facility	March 2022	n/a	$—	$25,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Series I Notes	November 2030	3.43%	100,000	100,000
Series J Notes	November 2030	3.43%	50,000	50,000
Series K Notes	November 2030	3.43%	25,000	25,000
Total debt			525,000	550,000
Unamortized debt issuance costs, net (a)			(2,047)	(2,307)
Total debt, net			$522,953	$547,693
(a)

Unamortized debt issuance costs, related to the Revolving Facility, at March 31, 2021 and December 31, 2020, of $915 and $1,135, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated MassMutual Agreement”) amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated MassMutual Agreement, we agreed that our  3.52% Series H Guaranteed Senior Notes due September 12, 2029, in the aggregate principal amount of $25,000,000 (the “Series H Notes”) that were outstanding under the existing note purchase and guarantee agreement would continue to remain outstanding under the First Amended and Restated MassMutual Agreement and we authorized and issued our $25,000,000 of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”) to MassMutual. The First Amended and Restated MassMutual Agreement does not provide for scheduled reductions in the principal balance of the Series K or any of our previously issued Series H Notes prior to their respective maturities.

We used the net proceeds from the issuance of the Series I Notes, Series J Notes and Series K Notes to prepay in full our Series A Notes due February 25, 2021, and repay $75,000,000 of borrowings outstanding under our Restated Credit Agreement.

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

As of March 31, 2021, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2021, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2021	$—	$—	$—
2022 (a)	—	—	—
2023	—	75,000	75,000
2024	—	—	—
2025	—	50,000	50,000
Thereafter	—	400,000	400,000
Total	$—	$525,000	$525,000
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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2021, we had accrued a total of $48,722,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $12,378,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,344,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2020, we had accrued a total of $48,084,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,718,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,366,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $461,000 and $466,000 of net accretion expense was recorded for the three months ended March 31, 2021 and 2020, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2021 and 2020, we recorded credits to environmental expenses aggregating $308,000 and $788,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the three months ended March 31, 2021 and 2020, changes in environmental estimates aggregating, $39,000 and $32,000, respectively, were related to properties that were previously disposed of by us.

During the three months ended March 31, 2021 and 2020, we increased the carrying values of certain of our properties by $922,000 and $812,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2021 and 2020, was $975,000 and $1,002,000, respectively. Capitalized asset retirement costs were $39,227,000 (consisting of $23,441,000 of known environmental liabilities and $15,786,000 of reserves for future environmental liabilities) as of March 31, 2021, and $39,610,000 (consisting of $23,573,000 of known environmental liabilities and $16,037,000 of reserves for future environmental liabilities) as of December 31, 2020. We recorded impairment charges aggregating $744,000 and $941,000 for the three months ended March 31, 2021 and 2020, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2021 and 2020, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601
Net earnings				17,927	17,927
Dividends declared — $0.39 per share				(17,690)	(17,690)
Shares issued pursuant to ATM Program, net	743	8	20,258	—	20,266
Shares issued pursuant to dividend reinvestment	1	—	18	—	18
Stock-based compensation/settlements	17	—	421	—	421
BALANCE, MARCH 31, 2021	44,367	$444	$743,305	$(63,206)	$680,543

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Net earnings				12,700	12,700
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				(886)	(886)
Dividends declared — $0.37 per share				(15,632)	(15,632)
Shares issued pursuant to ATM Program, net	—	—	(27)	—	(27)
Shares issued pursuant to dividend reinvestment	12	—	394	—	394
Stock-based compensation/settlements	11	—	487	—	487
BALANCE, MARCH 31, 2020	41,391	$414	$656,981	$(70,920)	$586,475

On March 1, 2021, our Board of Directors granted 192,550 restricted stock units (“RSU” or “RSUs”) under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 2, 2020 and December 14, 2020, our Board of Directors granted 176,050 and 15,000 of RSUs, respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

ATM Program

In March 2018, we established an at-the-market equity offering program (the “2018 ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. The 2018 ATM Program was terminated in January 2021.

In February 2021, we established a new at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

During the three months ended March 31, 2021, we issued a total of 743,000 shares of common stock and received net proceeds of $20,266,000 under the 2018 ATM Program and the ATM Program. During the three months ended March 31, 2020, no shares of common stock were issued under the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the three months ended March 31, 2021, we paid regular quarterly dividends of $17,332,000 or $0.39 per share. For the three months ended March 31, 2020, we paid regular quarterly dividends of $15,557,000 or $0.37 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2021 and 2020, we issued 649 and 12,309 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $18,000 and $394,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $905,000 and $732,000 for the three months ended March 31, 2021 and 2020, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Three Months Ended March 31,
	2021	2020
Net earnings	$17,927	$12,700
Less earnings attributable to RSUs outstanding	(395)	(318)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	17,532	12,382
Weighted average common shares outstanding:
Basic	43,872	41,383
Incremental shares from stock-based compensation	3	8
Diluted	43,875	41,391
Basic earnings per common share	$0.40	$0.30
Diluted earnings per common share	$0.40	$0.30

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2021 and December 31, 2020, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of March 31, 2021 and December 31, 2020, the fair value of the borrowings under our senior unsecured notes was $538,600,000 and $549,800,000, respectively. The fair value of the borrowings outstanding as of March 31, 2021 and December 31, 2020, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of March 31, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,000	$—	$—	$1,000
Liabilities:
Deferred compensation	$—	$1,000	$—	$1,000

The following summarizes as of December 31, 2020, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$970	$—	$—	$970
Liabilities:
Deferred compensation	$—	$970	$—	$970

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2021 and December 31, 2020, of $395,000 and $1,979,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2021, there were no properties that met the criteria to be classified as held for sale.

During the three months ended March 31, 2021, we sold five properties, in separate transactions, which resulted in an aggregate gain of $7,319,000, included in gain on dispositions of real estate in our consolidated statements of operations. In addition, during the three months ended March 31, 2021, we received funds from a property condemnation resulting in a loss of $100,000, included in gain on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the three months ended March 31, 2021, we acquired fee simple interests in six properties for an aggregate purchase price of $21,852,000.

In March 2021, we acquired fee simple interests in four car wash properties for an aggregate purchase price of $13,947,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions with available cash. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located within the Greater Cincinnati, OH and Lexington, KY areas. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $2,782,000 of the purchase price to land, $9,997,000 to buildings and improvements, $1,168,000 to in-place leases.

In addition, during the three months ended March 31, 2021, we acquired fee simple interests in two car wash properties for an aggregate purchase price of $7,905,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $1,865,000 of the purchase price to land, $5,396,000 to buildings and improvements and $644,000 to in-place leases.

          In February 2020, we acquired fee simple interests in 10 car wash properties for an aggregate purchase price of $50,303,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located in Missouri and Kansas. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,775,000 of the purchase price to land, $41,093,000 to buildings and improvements, $3,727,000 to in-place leases, $1,955,000 to above-market leases and $1,247,000 to below-market leases which is accounted for as a deferred liability.

In addition, during the three months ended March 31, 2020, we acquired fee simple interests in two car wash properties for an aggregate purchase price of $7,018,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $1,414,000 of the purchase price to land, $5,076,000 to buildings and improvements and $528,000 to in-place leases.

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2021, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2021, through the date the financial statements were issued.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and results of operations; our expectations regarding our growth strategy; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the origination of certain construction loans for the construction of income-producing properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; the proceeds from the sale of shares of our common stock through the ATM Program; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; our expectation that future property acquisitions will benefit our financial performance; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; changes in LIBOR reporting practices or the method in which LIBOR is calculated or changes to alternative rates if LIBOR is discontinued; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued spread of the COVID-19 pandemic, including on the global economy or on our or our tenants’ businesses, financial position or results of operations.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, ownership, leasing, redevelopment and financing of convenience store, gasoline station and other automotive-related and retail real estate, including express car washes, instant oil change centers, automotive service centers, automotive parts retailers and select other properties. As of March 31, 2021, we owned 902 properties and leased 58 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain. While we have not incurred significant disruptions to our financial results thus far from the COVID-19 pandemic, we are unable to accurately predict the future impact that COVID-19 will have on our business, operations and financial result due to numerous evolving factors, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to our tenants, including the ability of our tenants to make their rental payments and any closures of our tenants’ facilities. Additionally, while we expect to continue our overall growth strategy during 2021 and to fund our business operations from cash flows from our properties and our Revolving Facility, the rapid developments and fluidity of COVID-19 may cause us to re-evaluate, if not suspend, our growth strategy and/or to rely more heavily on borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program, or other sources of liquidity. See “Part I. Item. 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or sublet our properties and supply fuel to third parties who operate the convenience store and gasoline station businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

A majority all of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or rental income from their subtenants. As a result, our tenants’ financial results are highly dependent on the performance of the petroleum marketing industry, which is highly competitive and subject to volatility. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases. For additional information regarding our real estate business, our properties and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2020, and “Environmental Matters” below.

Our Properties

Net Lease. As of March 31, 2021, we leased 949 of our properties to tenants under triple-net leases.

Our net lease properties include 834 properties leased under 32 separate unitary or master triple-net leases and 115 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of March 31, 2021, we were actively redeveloping six of our properties either for new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of March 31, 2021, five of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our overall growth strategy, we regularly review acquisition and financing opportunities to invest in additional convenience store and gasoline station, and other automotive-related and retail real estate. We primarily pursue sale-leaseback transactions and other real estate acquisitions that result in us owning fee simple interests in our properties. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold portfolios and construction loans. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in high quality individual properties and real estate portfolios that are in strong primary markets that serve high density population centers. A key element of our investment strategy is to invest in properties that will enhance our geographic and tenant diversification.

During the three months ended March 31, 2021, we acquired fee simple interests in six properties for an aggregate purchase price of $21.9 million. During the three months ended March 31, 2020, we acquired fee simple interests in 12 properties for an aggregate purchase price of $57.3 million.

From time to time, we may originate construction loans for the construction of income-producing properties, which we expect to purchase via sale leaseback transactions at the end of the construction period. During the three months ended March 31, 2021, we funded, and had outstanding as of March 31, 2021, such construction loans in the amount of $8.4 million, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

Redevelopment Strategy and Activity

We believe that certain of our properties are well-suited for either new convenience store use or for alternative single-tenant net lease retail uses, such as automotive parts and service, quick service restaurants, specialty retail stores and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

During the three months ended March 31, 2020, rent commenced on two completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 19 redevelopment projects. During the three months ended March 31, 2020, we transferred $1.2 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of March 31, 2021, we had six properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including five properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $0.8 million for the three months ended March 31, 2021 and $1.0 million for the three months ended March 31, 2020, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, our core operating performance. FFO excludes various items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate, and impairment charges. However, GAAP net earnings and FFO typically include certain other items that we exclude from AFFO, including the impact of revenue recognition adjustments comprised of deferred rental revenue (straight-line rental revenue), the net amortization of above-market and below-market leases, adjustments recorded for the recognition of rental income from direct financing leases and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”) that do not impact our recurring cash flow and which are not indicative of our core operating performance. Deferred rental revenue results primarily from fixed rental increases scheduled under certain leases with our tenants. In accordance with GAAP, the aggregate minimum rent due over the current term of these leases is recognized on a straight-line basis rather than when payment is contractually due. The present value of the difference between the fair market rent and the contractual rent for in-place leases at the time properties are acquired is amortized into revenues from rental properties over the remaining lives of the in-place leases. Income from direct financing leases is recognized over the lease terms using the effective interest method, which produces a constant periodic rate of return on the net investments in the leased properties. The amortization of deferred lease incentives represents our funding commitment in certain leases, which deferred expense is recognized on a straight-line basis as a reduction of rental revenue. GAAP net earnings and FFO also include non-cash and/or unusual items such as changes in environmental estimates, environmental accretion expense, allowances for credit loss on notes and mortgages receivable and direct finance leases, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, property acquisition costs expensed and loss on extinguishment of debt, that do not impact our recurring cash flow and which are not indicative of our core operating performance. We pay particular attention to AFFO, as we believe it best represents our core operating performance. In our view, AFFO provides a more accurate depiction than FFO of our core operating performance. By providing AFFO, we believe that we are presenting useful information that assists analysts and investors to better assess our core operating performance. Further, we believe that AFFO is useful in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Net earnings	$17,927	$12,700
Depreciation and amortization of real estate assets	8,437	7,097
Gain on dispositions of real estate	(7,219)	(869)
Impairments	776	1,031
Funds from operations	19,921	19,959
Revenue recognition adjustments	343	69
Changes in environmental estimates	(308)	(788)
Accretion expense	461	466
Environmental litigation accruals	—	—
Insurance reimbursements	(29)	—
Legal settlements and judgments	—	(424)
Retirement costs	543	—
Adjusted funds from operations	$20,931	$19,282
Basic per share amounts:
Earnings per share	$0.40	$0.30
Funds from operations per share (1)	0.44	0.47
Adjusted funds from operations per share (1)	$0.47	$0.46
Diluted per share amounts:
Earnings per share	$0.40	$0.30
Funds from operations per share (1)	0.44	0.47
Adjusted funds from operations per share (1)	$0.47	$0.46
Weighted average common shares outstanding:
Basic	43,872	41,383
Diluted	43,875	41,391

(1)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2021	2020
FFO	$439	$406
AFFO	462	392

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2021. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three months ended March 31, 2021, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

Three months ended March 31, 2021, compared to the three months ended March 31, 2020

Revenues from rental properties increased by $2.3 million to $37.0 million for the three months ended March 31, 2021, as compared to $34.7 million for the three months ended March 31, 2020. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties during the last nine months of 2020 along with contractual rent increases, partially offset by a decrease in Revenue Recognition Adjustments of $0.2 million. Rental income contractually due from our tenants included in revenues from rental properties was $33.5 million for the three months ended March 31, 2021, as compared to $31.4 million for the three months ended March 31, 2020. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3.8 million and $3.3 million for the three months ended March 31, 2021 and 2020, respectively. Interest income on notes and mortgages receivable was $0.3 million for the three months ended March 31, 2021, as compared to $0.7 million for the three months ended March 31, 2020.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $0.3 million and $69 thousand for the three months ended March 31, 2021 and 2020, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $5.3 million for the three months ended March 31, 2021, as compared to $4.9 million for the three months ended March 31, 2020. The increase in property costs for the three months ended March 31, 2021, was principally due to an increase in rent expense, professional fees and maintenance expense related to property redevelopments.

Impairment charges were $0.8 million for the three months ended March 31, 2021, as compared to $1.0 million for the three months ended March 31, 2020. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2021 and 2020, were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties, and (iii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses for the three months ended March 31, 2021 were $0.5 million, as compared to $0.2 million for the three months ended March 31, 2020. The increase in environmental expenses for the three months ended March 31, 2021, was principally due to a $0.5 million increase in net environmental remediation costs and estimates, partially offset by a $0.2 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $5.5 million for the three months ended March 31, 2021, as compared to $4.1 million for the three months ended March 31, 2020. The increase in general and administrative expense for the three months ended March 31, 2021, was principally due to an increase of $0.5 million in non-recurring expenses attributable to retirement costs, $0.4 million in employee-related expenses and $0.3 million in legal and other professional fees.

Depreciation and amortization expense was $8.4 million for the three months ended March 31, 2021, as compared to $7.1 million for the three months ended March 31, 2020. The increase in depreciation and amortization expense for the three months ended March 31, 2021, was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $7.2 million for the three months ended March 31, 2021, as compared to $0.9 million for the three months ended March 31, 2020. The gains were the result of the sale of five and four properties during the three months ended March 31, 2021 and 2020, respectively.

Other income was $0.1 million for the three months ended March 31, 2021, as compared to $0.5 million for the three months ended March 31, 2020. For the three months ended March 31, 2020, other income was primarily attributable to $0.4 million received from a legal settlement.

Interest expense was $6.1 million for the three months ended March 31, 2021, as compared to $6.7 million for the three months ended March 31, 2020. The decrease was due to lower average borrowings outstanding and a decrease in average interest rates on borrowings outstanding for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020.

For the three months ended March 31, 2021, FFO was $19.9 million, as compared to $20.0 million for the three months ended March 31, 2020. For the three months ended March 31, 2021, AFFO increased by $1.6 million to $20.9 million, as compared to $19.3 million for the three months ended March 31, 2020. FFO for the three months ended March 31, 2021, was impacted by changes in net earnings but excludes a $6.3 million increase in gain on dispositions of real estate, a $1.3 million increase in depreciation and amortization expense and a $0.2 million decrease in impairment charges. The increase in AFFO for the three months ended March 31, 2021, also excludes a $0.5 million decrease in environmental estimates and accretion expense, a $0.3 million increase in Revenue Recognition Adjustments, a $29 thousand increase in insurance reimbursements and $0.5 million increase in retirement costs.

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

Our cash flow activities for the three months ended March 31, 2021 and 2020, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Net cash flow provided by operating activities	$19,407	$17,874
Net cash flow used in investing activities	(19,785)	(53,082)
Net cash flow (used in) provided by financing activities	$(22,866)	$49,476

Operating Activities

Net cash flow from operating activities increased by $1.5 million for the three months ended March 31, 2021, to $19.4 million, as compared to $17.9 million for the three months ended March 31, 2020. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the three months ended March 31, 2021 and 2020, is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $33.3 million for the three months ended March 31, 2021, to a use of $19.8 million, as compared to a use of $53.1 million for the three months ended March 31, 2020. The decrease in net cash flow used in investing activities for the three months ended March 31, 2021, was primarily due to a decrease of $35.4 million for property acquisitions, an increase of $7.6 million in proceeds from dispositions of real estate and a decrease of $1.0 million in deposits on property acquisitions, partially offset by an increase of $8.4 million in issuance of notes and mortgages receivable and a decrease of $2.2 million in collection of notes and mortgages receivables.

Financing Activities

Net cash flow used in financing activities increased by $72.4 million for the three months ended March 31, 2021, to a use of $22.9 million, as compared to funds provided of $49.5 million for the three months ended March 31, 2020. The increase in net cash flow used in financing activities was primarily due to a decrease in net borrowings under credit agreement of $90.0 million and an increase in dividends paid of $2.1 million, partially offset by an increase in net proceeds under the ATM agreement of $20.3 million.

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

ATM Program

In March 2018, we established an at-the-market equity offering program (the “2018 ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. The 2018 ATM Program was terminated in January 2021.

In February 2021, we established a new at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

During the three months ended March 31, 2021, we issued a total of 743,000 shares of common stock and received net proceeds of $20.3 million under the 2018 ATM Program and the ATM Program. During the three months ended March 31, 2020, no shares of common stock were issued under the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the three months ended March 31, 2021, we acquired fee simple interests in six properties for an aggregate purchase price of $21.9 million. During the three months ended March 31, 2020, we acquired fee simple interests in 12 properties for an aggregate purchase price of $57.3 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

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

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2021, we have a remaining commitment to fund up to $6.8 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2021, were $17.3 million, or $0.39 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2020. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2021, we had accrued a total of $48.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $12.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.3 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2020, we had accrued a total of $48.1 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.7 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.5 million of net accretion expense was recorded for the three months ended March 31, 2021 and 2020, which is included in environmental expenses. In addition, during the three months ended March 31, 2021 and 2020, we recorded credits to environmental expenses aggregating $0.3 million and $0.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2021 and 2020, we increased the carrying values of certain of our properties by $0.9 million and $0.8 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of each UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $1.0 million for each of the three months ended March 31, 2021 and 2020. Capitalized asset retirement costs were $39.2 million (consisting of $23.4 million of known environmental liabilities and $15.8 million of reserves for future environmental liabilities) as of March 31, 2021, and $39.6 million (consisting of $23.6 million of known environmental liabilities and $16.0 million of reserves for future environmental liabilities) as of December 31, 2020. We recorded impairment charges aggregating $0.7 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2021 and December 31, 2020, we had accrued $4.3 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of Pennsylvania and Maryland, and our lawsuit with the State of New York pertaining to a property formerly owned by us in Uniondale, New York, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of March 31, 2021 and, as a result, an increase in market interest rates would have no effect on our net income and cash flows.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2021, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. There have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 1A.    RISK FACTORS

With the exception of the following, there have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020.

We may be adversely affected by the transition from LIBOR.

On July 27, 2017, the United Kingdom’s Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that it intends to stop compelling banks to submit rates for the calculation of LIBOR after the end of 2021. The U.S. Federal Reserve Board and the Federal Reserve Bank of New York convened the Alternative Reference Rates Committee (“ARRC”), a steering committee comprised of large U.S. financial institutions, to identify an alternative reference rate.  ARRC identified the Secured Overnight Financing Rate (“SOFR”), calculated by reference to short-term repurchase agreements backed by U.S. Treasury securities, as the recommended alternative reference rate for USD-LIBOR in derivative and other financial contracts and proposed a paced transition plan to transition USD-LIBOR to SOFR.  The first publication of SOFR was released by the Federal Reserve Bank of New York in April 2018. In November 2020, the ICE Benchmark Administration Limited (the “IBA”), the administrator of LIBOR, announced that it would consult on its intention to cease the publication of the one-week and two-month USD-LIBOR tenors on December 31, 2021 and all other USD-LIBOR tenors on June 30, 2023.  On March 5, 2021, the IBA issued a statement, based on such consultation, announcing that the IBA shall cease publication of the respective USD-LIBOR tenors immediately after the foregoing dates and the FCA issued a statement that it has no intention to use its proposed powers to compel the IBA to publish any of the foregoing USD-LIBOR tenors and that such USD-LIBOR tenors shall no longer be representative after such dates.

Our Restated Credit Agreement, as amended to date, provides for USD-LIBOR with tenors of one, three and six months and our revolving credit facility thereunder matures on March 23, 2022, subject to an optional one year extension, and our term loan thereunder matures on March 23, 2022, in each case, prior to the cessation dates for such tenors set forth in the announcements by the IBA and FCA. However, given the announcements by the IBA and FCA, pursuant to the Second Amendment to the Restated Credit Agreement, the administrative agent and the borrower may amend the Restated Credit Agreement to replace LIBOR with a SOFR-based rate or an alternative rate otherwise agreed upon. Such an event would not affect our ability to borrow or maintain already outstanding borrowings. As of December 31, 2020, we had $25,000,000 of borrowings based on USD-LIBOR.

Provisions contained in a forward sale agreement could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.

If we enter into one or more forward sale agreements in connection with the ATM Program, the relevant Forward Purchaser (as defined in such forward sale agreement) will have the right to accelerate its forward sale agreement (with respect to all or any portion of the transaction under such forward sale agreement that the Forward Purchaser determines is affected by an event described below) and require us to physically settle on a date specified by such Forward Purchaser if:

•

in such Forward Purchaser’s good faith, commercially reasonable judgment, it or its affiliate (x) is unable to hedge its exposure under such forward sale agreement because an insufficient number of shares of our common stock have been made available for borrowing by securities lenders or (y) would incur a stock loan cost in excess of a specified threshold to hedge its exposure under such forward sale agreement;

•

we declare any dividend, issue or distribution on shares of our common stock (a) payable in cash in excess of specified amounts (unless it is an extraordinary dividend), (b) payable in securities of another company that we acquire or own (directly or indirectly) as a result of a spin-off or similar transaction, or (c) payable in any other type of securities (other than shares of our common stock), rights, warrants or other assets for payment at less than the prevailing market price;

•	certain ownership thresholds applicable to such Forward Purchaser and its affiliates are exceeded;
•

an event is announced that if consummated would result in a specified extraordinary event (including certain mergers or tender offers, as well as certain events involving our nationalization, or insolvency, or a delisting of shares of our common stock) or the occurrence of a change in law under such forward sale agreement; or

•

certain other events of default or termination events occur, including, among others, any material misrepresentation made in connection with such forward sale agreement (each as more fully described in each forward sale agreement).

A Forward Purchaser’s decision to exercise its right to accelerate the physical settlement of any forward sale agreement and require us to physically settle on a date specified by such Forward Purchaser will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of shares of our common stock under the physical settlement provisions of the applicable forward sale agreement, irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.

We expect that settlement of any forward sale agreement will generally occur no later than the date specified in the particular forward sale agreement, which will be no earlier than three months or later than two years following the trade date of that forward sale agreement. However, any forward sale agreement may be settled earlier than that specified date in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under each forward sale agreement. We intend to physically settle each forward sale agreement by delivery of shares of our common stock. However, we may elect to cash settle or net share settle such forward sale agreement. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement of a particular forward sale agreement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share and return on equity. If we elect cash settlement or net share settlement with respect to all or a portion of the shares of common stock underlying a particular forward sale agreement, we expect the applicable Forward Purchaser (or an affiliate thereof) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:

•

return shares of our common stock to securities lenders in order to unwind such Forward Purchaser’s hedge (after taking into consideration any shares of our common stock to be delivered by us to such Forward Purchaser, in the case of net share settlement); and

•	if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of such forward sale agreement.

The purchase of shares of our common stock in connection with a Forward Purchaser or its affiliate unwinding such Forward Purchaser’s hedge positions could cause the price of shares of our common stock to increase over such time (or prevent a decrease over such time), thereby increasing the amount of cash we would owe to such Forward Purchaser (or decreasing the amount of cash that such Forward Purchaser would owe to us) upon a cash settlement of the relevant forward sale agreement or increasing the number of shares of our common stock we would deliver to such Forward Purchaser (or decreasing the number of shares of our common stock that such Forward Purchaser would deliver to us) upon net share settlement of the relevant forward sale agreement.

The forward sale price that we expect to receive upon physical settlement of a particular forward sale agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank rate less a spread and will be decreased based on amounts related to expected dividends on shares of our common stock during the term of the applicable forward sale agreement. If the overnight bank rate is less than the spread for a particular forward sale agreement on any day, the interest factor will result in a daily reduction of the applicable forward sale price. If the volume-weighted average price at which a particular Forward Purchaser (or its affiliate) is able to purchase (or is deemed able to purchase) shares during the applicable unwind period under a particular forward sale agreement is above the relevant forward sale price, in the case of cash settlement, we would pay the relevant Forward Purchaser under such forward sale agreement an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to such Forward Purchaser a number of shares of our common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement. If the volume-weighted average price at which a particular Forward Purchaser (or its affiliate) is able to purchase (or is deemed able to purchase) shares during the applicable unwind period under that particular forward sale agreement is below the relevant forward sale price, in the case of cash settlement, we would be paid the difference in cash by the relevant Forward Purchaser under that particular forward sale agreement or, in the case of net share settlement, we would receive from such Forward Purchaser a number of shares of our common stock having a value equal to the difference.

In case of our bankruptcy or insolvency, any forward sale agreement that is in effect will automatically terminate, and we would not receive the expected proceeds from any forward sales of shares of our common stock.

If we or a regulatory authority with jurisdiction over us institutes, or we consent to, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, or we consent to such a petition, any forward sale agreement that is then in effect will automatically terminate. If any such forward sale agreement so terminates under these circumstances, we would not be obligated to deliver to the relevant Forward Purchaser any shares of common stock not previously delivered, and the relevant Forward Purchaser would be discharged from its obligation to pay the applicable forward sale price per share in respect of any shares of common stock not previously settled under the applicable forward sale agreement. Therefore, to the extent that there are any shares of common stock with respect to which any forward sale agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sale price per share in respect of those shares of common stock.

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle any forward sale agreement for cash and the settlement price is below the applicable forward sale price, we would be entitled to receive a cash payment from the relevant Forward Purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sale agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sale agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

Distribution Agreement by and among Getty Realty Corp., J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital One Securities, Inc. and JMP Securities LLC, dated February 26, 2021.

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 26, 2021 (File No. 001-13777) and incorporated herein by reference.

10.2	Form of Master Forward Confirmation.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 26, 2021 (File No. 001-13777) and incorporated herein by reference.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 29, 2021

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRIAN R. DICKMAN
Brian R. Dickman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ EUGENE SHNAYDERMAN
Eugene Shnayderman Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)