Form 10-Q
period 2021-09-30
GETTY REALTY CORP /MD/
filed 2021-10-28
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The registrant had outstanding 45,343,026 shares of common stock as of October 28, 2021.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2021	December 31, 2020
ASSETS
Real estate:
Land	$745,930	$707,613
Buildings and improvements	613,926	537,272
Construction in progress	671	734
	1,360,527	1,245,619
Less accumulated depreciation and amortization	(207,928)	(186,964)
Real estate held for use, net	1,152,599	1,058,655
Real estate held for sale, net	111	872
Real estate, net	1,152,710	1,059,527
Investment in direct financing leases, net	72,823	77,238
Notes and mortgages receivable	18,196	11,280
Cash and cash equivalents	7,280	55,075
Restricted cash	1,764	1,979
Deferred rent receivable	46,313	44,155
Accounts receivable	4,340	3,811
Right-of-use assets - operating	21,769	24,319
Right-of-use assets - finance	405	763
Prepaid expenses and other assets, net	76,607	71,365
Total assets	$1,402,207	$1,349,512
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$42,500	$25,000
Senior unsecured notes, net	523,946	523,828
Environmental remediation obligations	47,767	48,084
Dividends payable	18,043	17,332
Lease liability - operating	23,467	25,045
Lease liability - finance	2,143	3,541
Accounts payable and accrued liabilities	42,117	47,081
Total liabilities	699,983	689,911
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 45,339,223 and 43,605,759 shares issued and outstanding, respectively	453	436
Additional paid-in capital	773,904	722,608
Dividends paid in excess of earnings	(72,133)	(63,443)
Total stockholders’ equity	702,224	659,601
Total liabilities and stockholders’ equity	$1,402,207	$1,349,512

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Revenues from rental properties	$39,667	$37,194	$114,881	$108,180
Interest on notes and mortgages receivable	429	709	1,173	2,090
Total revenues	40,096	37,903	116,054	110,270
Operating expenses:
Property costs	6,540	6,640	17,376	17,966
Impairments	1,198	1,325	2,730	2,863
Environmental	757	18	1,347	1,069
General and administrative	4,741	4,154	15,305	12,767
Depreciation and amortization	8,895	7,635	25,980	22,057
Total operating expenses	22,131	19,772	62,738	56,722

Gain on dispositions of real estate	2,072	82	9,550	1,138

Operating income	20,037	18,213	62,866	54,686

Other income, net	154	376	426	932
Interest expense	(6,180)	(6,705)	(18,464)	(20,061)
Net earnings	$14,011	$11,884	$44,828	$35,557

Basic earnings per common share:
Net earnings	$0.30	$0.27	$0.98	$0.83

Diluted earnings per common share:
Net earnings	$0.30	$0.27	$0.98	$0.83

Weighted average common shares outstanding:
Basic	44,955	42,226	44,425	41,690
Diluted	45,025	42,254	44,445	41,708

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$44,828	$35,557
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	25,980	22,057
Impairment charges	2,730	2,863
Gain on dispositions of real estate	(9,550)	(1,138)
Deferred rent receivable	(2,158)	(2,448)
Amortization of above-market and below-market leases	(69)	(248)
Amortization of investment in direct financing leases	3,576	3,089
Amortization of debt issuance costs	778	781
Accretion expense	1,270	1,375
Stock-based compensation	2,974	2,467
Changes in assets and liabilities:
Accounts receivable	(700)	(1,452)
Prepaid expenses and other assets	(700)	(742)
Environmental remediation obligations	(4,549)	(6,851)
Accounts payable and accrued liabilities	(5,722)	(1,706)
Net cash flow provided by operating activities	58,688	53,604
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(126,645)	(104,809)
Capital expenditures	(271)	(166)
Addition to construction in progress	(188)	(302)
Proceeds from dispositions of real estate	11,059	1,400
Deposits for property acquisitions	3,298	930
Issuance of notes and mortgages receivable	(12,275)	(2,932)
Collection of notes and mortgages receivable	5,359	7,636
Net cash flow used in investing activities	(119,663)	(98,243)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	70,000	115,000
Repayments under credit agreement	(52,500)	(25,000)
Payment of finance lease obligations	(507)	(478)
Security deposits (refunded) received	440	42
Payments of cash dividends	(52,748)	(46,531)
Payments in settlement of restricted stock units	(728)	(244)
Proceeds from issuance of common stock, net - ATM	49,008	38,538
Net cash flow provided by financing activities	12,965	81,327
Change in cash, cash equivalents and restricted cash	(48,010)	36,688
Cash, cash equivalents and restricted cash at beginning of period	57,054	23,664
Cash, cash equivalents and restricted cash at end of period	$9,044	$60,352
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,729	$19,214
Income taxes	399	315
Environmental remediation obligations	3,299	4,762
Non-cash transactions:
Dividends declared but not yet paid	18,043	16,111
Issuance of notes and mortgages receivable related to property dispositions	$—	$792

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

As of September 30, 2021, our portfolio included 1,021 properties located in 36 states and Washington, D.C., and our tenants operated under a variety of national and regional retail brands. Our company is headquartered in New York, New York and is internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three and nine months ended September 30, 2021 and 2020. For the three and nine months ended September 30, 2021, we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In conjunction with our adoption of ASU 2016-13 on January 1, 2020, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a credit loss reserve of $309,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the aggregate outstanding principal balance of $30,855,000 on the notes and mortgages receivable balance on our consolidated balance sheets on January 1, 2020. In addition, during the year ended December 31, 2020, we recorded an additional allowance for credit losses of $28,000 on these notes and mortgages receivable due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. There were no indicators for impairments related to our notes and mortgages receivable during the three and nine months ended September 30, 2021 and 2020. For the three and nine months ended September 30, 2021, we did not record any additional allowance for credit losses.

From time to time, we may originate construction loans for the construction of income-producing properties, which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the nine months ended September 30, 2021, we funded $12,275,000 and, as of September 30, 2021, had outstanding $8,872,000 of such construction loans, including accrued interest. Our construction loans generally provide for funding only during the construction period, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

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

We elected to treat lease concessions with option (1) above for the quarter ended September 30, 2021.

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

We recorded impairment charges aggregating $1,198,000 and $2,730,000 for the three and nine months ended September 30, 2021 and $1,325,000 and $2,863,000 for the three and nine months ended September 30, 2020. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $43,000 of impairments recognized during the nine months ended September 30, 2021) and (ii) discounted cash flow models (this method was used to determine $484,000 of impairments recognized during the nine months ended September 30, 2021). The remaining $2,203,000 of impairments recognized during the nine months ended September 30, 2021, was due to the accumulation of asset retirement costs at certain properties as a result of changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values. For the nine months ended September 30, 2021 and 2020, impairment charges aggregating $670,000 and $601,000, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We file a federal income tax return on which we consolidate our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2018, 2019 and 2020, and tax returns which will be filed for the year ended 2021, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

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

NOTE 3. — LEASES

As Lessor

As of September 30, 2021, our portfolio included 1,021 properties of which we owned 972 properties and leased 49 properties from third-party landlords. These 1,021 properties are located in 36 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties were $39,667,000 and $114,881,000 for the three and nine months ended September 30, 2021, respectively, and $37,194,000 and $108,180,000 for the three and nine months ended September 30, 2020, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $34,852,000 and $102,756,000 for the three and nine months ended September 30, 2021, respectively, and $32,015,000 and $95,193,000 for the three and nine months ended September 30, 2020, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $594,000 and $1,320,000 for the three and nine months ended September 30, 2021, respectively, and a reduction in revenue of $151,000 and $306,000 for the three and nine months ended September 30, 2020, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5,409,000 and $13,445,000 for the three and nine months ended September 30, 2021, respectively, and $5,330,000 and $13,293,000 for the three and nine months ended September 30, 2020, respectively.

The components of the $72,823,000 investment in direct financing leases as of September 30, 2021, are lease payments receivable of $101,847,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $42,034,000 and $918,000 allowance for credit losses. The components of the $77,238,000 investment in direct financing leases as of December 31, 2020, are lease payments receivable of $113,256,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $49,028,000 and $918,000 allowance for credit losses. Of the $918,000 aggregate credit loss reserve related to these direct financing leases, $578,000 was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020.

As of September 30, 2021, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2021	$32,125	$3,308
2022	128,825	13,203
2023	128,376	13,237
2024	126,723	13,380
2025	126,014	13,412
Thereafter	713,136	45,307
Total	$1,255,199	$101,847

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2021
Assets
Right-of-use assets - operating	$21,769
Right-of-use assets - finance	405
Total lease assets	$22,174
Liabilities
Lease liability - operating	$23,467
Lease liability - finance	2,143
Total lease liabilities	$25,610

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	8.9
Finance leases	7.0
Weighted-average discount rate
Operating leases (a)	4.76%
Finance leases	17.00%

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Operating lease cost	$1,043	$3,286
Finance lease cost
Amortization of leased assets	160	507
Interest on lease liabilities	148	467
Short-term lease cost	-	-
Total lease cost	$1,351	$4,260

The following presents supplemental cash flow information related to our leases (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$860	$2,490
Operating cash flows for finance leases	148	467
Financing cash flows for finance leases	$160	$507

As of September 30, 2021, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2021	$767	$867
2022	3,795	671
2023	3,695	512
2024	3,549	408
2025	3,173	336
Thereafter	14,170	535
Total lease payments	29,149	3,329
Less: amount representing interest	(5,682)	(1,186)
Present value of lease payments	$23,467	$2,143

Major Tenants

As of September 30, 2021, we had four significant tenants by revenue:

•

We leased 150 convenience store and gasoline station properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% of our total revenues for each of the nine months ended September 30, 2021 and 2020. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 128 convenience store and gasoline station properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 15% of our total revenues for each of the nine months ended September 30, 2021 and 2020. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 77 convenience store and gasoline station properties pursuant to three separate unitary leases to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 11% and 12% of our total revenues for the nine months ended September 30, 2021 and 2020.

•

We leased 70 convenience store and gasoline station properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 9% and 10% of our total revenues for the nine months ended September 30, 2021 and 2020, respectively. The largest of these unitary leases, covering 52 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of September 30, 2021, 346 of the properties we own or lease were previously leased to Marketing, of which 313 properties are subject to long-term triple-net leases with petroleum distributors across 14 separate portfolios and 26 properties are leased as single unit triple-net leases. The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of September 30, 2021, we have a remaining commitment to fund up to $6,658,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2021, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,158,000 (net of accumulated amortization of $1,847,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2021 and December 31, 2020, we had accrued $75,000 and $4,275,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site (“Superfund Site”), which includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey and a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the LPRSA. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the LPRSA. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the entire 17 miles of the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, The CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identifies various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On December 11, 2020, EPA conditionally approved the CPG’s IR/FS for the upper 9-miles of the LPRSA, which recognizes that interim actions and adaptive management may be appropriate before deciding a final remedy.  As anticipated, on October 4, 2021, EPA issued a Record of Decision (“ROD”) for an interim remedy for the upper 9-mile portion of the LPRSA that incorporates source control and adaptive management (“Upper 9-mile IR ROD”) but has not directed any PRPs to perform the Upper 9-mile IR ROD.

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

Many uncertainties remain regarding how the EPA intends to implement either the Upper 9-mile IR ROD and/or the Lower 8-mile ROD work, including whether EPA will designate certain PRPs as work parties and/or if EPA will identify PRPs for future cash-out settlement negotiations for the Upper 9-mile IR ROD, the Lower 8-mile ROD work or both.  Further, none of the above referenced AOCs and RODs relating to the LPRSA obligate us to fund or perform any remedial action contemplated for the LPRSA and do not resolve liability issues for remedial work or the restoration of or compensation for alleged natural resource damages to the LPRSA, which are not known at this time.  Therefore, we anticipate that performance of the EPA’s selected remedies for the LPRSA will be subject to future negotiation, potential enforcement proceedings and/or possible litigation.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also sought future costs for remediation, as well as interest and penalties. We served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell, Motiva, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We filed a third-party complaint against Hess, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial. We entered into a settlement agreement with the State of New York and the other parties to this lawsuit, which includes mutual releases. This settlement has been fully funded by the defendants, and a Stipulation of Discontinuance has been executed by all parties, resolving the lawsuit. The Stipulation of Discontinuance will be filed with the New York Supreme Court at which time the lawsuit will be dismissed. Our settlement contribution was consistent with the amount we accrued for this lawsuit.

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2021	December 31, 2020
Unsecured Revolving Credit Facility	March 2022	1.59%	$42,500	$25,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Series I Notes	November 2030	3.43%	100,000	100,000
Series J Notes	November 2030	3.43%	50,000	50,000
Series K Notes	November 2030	3.43%	25,000	25,000
Total debt			567,500	550,000
Unamortized debt issuance costs, net (a)			(1,529)	(2,307)
Total debt, net			$565,971	$547,693
(a)

Unamortized debt issuance costs, related to the Revolving Facility, at September 30, 2021 and December 31, 2020, of $475 and $1,135, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

As of September 30, 2021, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2021, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2021	$—	$—	$—
2022 (a)	42,500	—	42,500
2023	—	75,000	75,000
2024	—	—	—
2025	—	50,000	50,000
Thereafter	—	400,000	400,000
Total	$42,500	$525,000	$567,500
(a)

The Revolving Facility matures in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term of the Revolving Facility for one additional year to March 2023. See Note 12, Subsequent Events for additional information.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2021, we had accrued a total of $47,767,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,585,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,182,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2020, we had accrued a total of $48,084,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,718,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,366,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,270,000 and $1,375,000 of net accretion expense was recorded for the nine months ended September 30, 2021 and 2020, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2021 and 2020, we recorded credits to environmental expenses aggregating $1,250,000 and $2,089,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the nine months ended September 30, 2021 and 2020, changes in environmental estimates aggregating, $126,000 and $130,000, respectively, were related to properties that were previously disposed of by us.

During the nine months ended September 30, 2021 and 2020, we increased the carrying values of certain of our properties by $2,060,000 and $2,271,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2021 and 2020 was $2,982,000 and $2,998,000, respectively. Capitalized asset retirement costs were $39,375,000 (consisting of $23,685,000 of known environmental liabilities and $15,690,000 of reserves for future environmental liabilities) as of September 30, 2021, and $39,610,000 (consisting of $23,573,000 of known environmental liabilities and $16,037,000 of reserves for future environmental liabilities) as of December 31, 2020. We recorded impairment charges aggregating $2,321,000 and $2,118,000 for the nine months ended September 30, 2021 and 2020, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2021	44,703	$447	$753,420	$(68,101)	$685,766
Net earnings				14,011	14,011
Dividends declared — $0.39 per share				(18,043)	(18,043)
Shares issued pursuant to ATM Program, net	636	6	19,424	—	19,430
Shares issued pursuant to dividend reinvestment	—	—	23	—	23
Stock-based compensation/settlements	—	—	1,037	—	1,037
BALANCE, SEPTEMBER 30, 2021	45,339	$453	$773,904	$(72,133)	$702,224

BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601
Net earnings				44,828	44,828
Dividends declared — $1.17 per share				(53,518)	(53,518)
Shares issued pursuant to ATM Program, net	1,668	16	48,992	—	49,008
Shares issued pursuant to dividend reinvestment	1	—	59	—	59
Stock-based compensation/settlements	64	1	2,245	—	2,246
BALANCE, SEPTEMBER 30, 2021	45,339	$453	$773,904	$(72,133)	$702,224

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2020	41,796	$418	$669,805	$(75,715)	$594,508
Net earnings				11,884	11,884
Dividends declared — $0.37 per share				(16,111)	(16,111)
Shares issued pursuant to ATM Program, net	922	9	26,613	—	26,622
Shares issued pursuant to dividend reinvestment	1	—	16	—	16
Stock-based compensation/settlements	—	—	867	—	867
BALANCE, SEPTEMBER 30, 2020	42,719	$427	$697,301	$(79,942)	$617,786

BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Net earnings				35,557	35,557
Cumulative-effect adjustment for the adoption of new accounting pronouncement (Note 2)				(886)	(886)
Dividends declared — $1.11 per share				(47,511)	(47,511)
Shares issued pursuant to ATM Program, net	1,326	13	38,525	—	38,538
Shares issued pursuant to dividend reinvestment	14	—	426	—	426
Stock-based compensation/settlements	11	—	2,223	—	2,223
BALANCE, SEPTEMBER 30, 2020	42,719	$427	$697,301	$(79,942)	$617,786

On March 1, 2021 and July 19, 2021, our Board of Directors granted 192,550 and 3,500 restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 2, 2020 and December 14, 2020, our Board of Directors granted 176,050 and 15,000 of RSUs, respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

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

During the three and nine months ended September 30, 2021, we issued a total of 636,000 and 1,668,000 shares of common stock and received net proceeds of $19,430,000 and $49,008,000, respectively, under the ATM Program and the 2018 ATM Program. During the three and nine months ended September 30, 2020, we issued a total of 922,000 and 1,326,000 shares of common stock and received net proceeds of $26,622,000 and $38,538,000 , respectively, under the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the nine months ended September 30, 2021, we paid regular quarterly dividends of $52,807,000 or $1.17 per share. For the nine months ended September 30, 2020, we paid regular quarterly dividends of $46,957,000 or $1.11 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2021 and 2020, we issued 1,996 and 13,585 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $59,000 and $426,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $2,974,000 and $2,467,000 for the nine months ended September 30, 2021 and 2020, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$14,011	$11,884	$44,828	$35,557
Less earnings attributable to RSUs outstanding	(361)	(318)	(1,082)	(953)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	13,650	11,566	43,746	34,604
Weighted average common shares outstanding:
Basic	44,955	42,226	44,425	41,690
Incremental shares from stock-based compensation	70	28	20	18
Diluted	45,025	42,254	44,445	41,708
Basic earnings per common share	$0.30	$0.27	$0.98	$0.83
Diluted earnings per common share	$0.30	$0.27	$0.98	$0.83

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2021 and December 31, 2020, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of September 30, 2021 and December 31, 2020, the fair value of the borrowings under our senior unsecured notes was $559,400,000 and $549,800,000, respectively. The fair value of the borrowings outstanding as of September 30, 2021 and December 31, 2020 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,092	$—	$—	$1,092
Liabilities:
Deferred compensation	$—	$1,092	$—	$1,092

The following summarizes as of December 31, 2020, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$970	$—	$—	$970
Liabilities:
Deferred compensation	$—	$970	$—	$970

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2021 and December 31, 2020, of $867,000 and $1,979,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2021, one property met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following at September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020
Land	$66	$—
Buildings and improvements	50	—
	116	—
Accumulated depreciation and amortization	(5)	—
Real estate held for sale, net	$111	$—

During the nine months ended September 30, 2021, we sold six properties, in separate transactions, resulting in an aggregate gain of $9,559,000, which is included in gains on dispositions of real estate in our consolidated statements of operations. In addition, during the nine months ended September 30, 2021 we received funds from two property condemnations resulting in a gain of $159,000 and realized a loss of $168,000 related to lease expirations, which is included in gains on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the nine months ended September 30, 2021, we acquired fee simple interests in 77 properties for an aggregate purchase price of $126,645,000.

In September 2021, we acquired fee simple interests in 15 convenience store and gasoline station properties for an aggregate purchase price of $35,125,000 and entered into a unitary lease at the closing of the transactions. We funded the transaction with available cash and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually beginning in year three of the initial term and each year of the renewal terms of the lease. The properties are located in the Raleigh (NC) metropolitan area and other metropolitan areas in Alabama, Arkansas, Mississippi and South Carolina. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $20,542,000 of the purchase price to land, $12,785,000 to buildings and improvements, $2,893,000 to in-place leases and $1,095,000 to below-market leases which is accounted for as a deferred liability.

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

On multiple dates in March, April, May, July and September 2021, we acquired fee simple interests in a total of nine car wash properties for an aggregate purchase price of $31,427,000 and entered into a single unitary lease at the closing of the transactions. We funded the transactions with available cash and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located in the greater Cincinnati (OH), Lansing (MI) and Lexington (KY) metropolitan areas. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,704,000 of the purchase price to land, $23,094,000 to buildings and improvements, and $2,629,000 to in-place leases.

In addition, during the nine months ended September 30, 2021, we acquired fee simple interests in five individual car wash properties, one convenience store and gasoline station property and one tire service center for an aggregate purchase price of $29,074,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $7,862,000 of the purchase price to land, $18,379,000 to buildings and improvements and $2,227,000 to in-place leases and $606,000 to above-market leases.

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

In addition, during the nine months ended September 30, 2020, we acquired fee simple interests in seven convenience store and gasoline station, and other automotive related properties for an aggregate purchase price of $26,205,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $9,236,000 of the purchase price to land, $15,394,000 to buildings and improvements and $1,575,000 to in-place leases.

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2021, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from September 30, 2021, through the date the financial statements were issued.

On October 27, 2021, we entered into second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”) amending and restating our Restated Credit Agreement.  Pursuant to the Second Restated Credit Agreement, we (i) extended the maturity date of the Revolving Facility from March 2022 to October 2025, (ii) reduced the interest rate for borrowings under the Revolving Facility and (iii) amended certain financial covenants and other provisions.

The Second Restated Credit Agreement provides for the Revolving Facility in an aggregate principal amount of $300,000,000 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300,000,000, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

The Revolving Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at the Company's option.  The Company's exercise of an extension option is subject to the absence of any default under the Credit Agreement and the Company's compliance with certain conditions, including the payment of extension fees to the Lenders under the Revolving Facility and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

The Second Restated Credit Agreement reflects reductions in the interest rates for borrowings under the Revolving Facility and permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on the Company’s consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25% based on the Company’s daily unused portion of the available Revolving Facility.

The Second Restated Credit Agreement contains customary financial covenants, including covenants with respect to total leverage, secured leverage and unsecured leverage ratios, fixed charge and interest coverage ratios, and minimum tangible net worth, as well as limitations on restricted payments, which may limit the Company’s ability to incur additional debt or pay dividends. The Second Restated Credit Agreement contains customary events of default, including cross default provisions with respect to the Company’s existing senior unsecured notes.  Any event of default, if not cured or waived in a timely manner, could result in the acceleration of the Company’s indebtedness under the Second Restated Credit Agreement and could also give rise to an event of default and the acceleration of the Company’s existing senior unsecured notes.

Certain of the banks and other lenders under the Second Restated Credit Agreement and their affiliates have in the past provided, and may from time to time in the future provide, commercial banking, financial advisory, investment banking and other services to the Company.

As part of this transaction, the Company entered into amendments to the note purchase agreements governing its existing senior unsecured notes in order to conform the financial covenants therein to the corresponding provisions in the Second Restated Credit Agreement.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience store and gasoline station properties; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and results of operations; our expectations regarding our growth strategy; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the origination of certain construction loans for the construction of income-producing properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; AFFO as a measure that best represents our core operating performance and its utility in comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other REITs; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; the proceeds from the sale of shares of our common stock through the ATM Program; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; our expectation that future property acquisitions will benefit our financial performance; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of September 30, 2021, our portfolio included 1,021 properties of which we owned 972 properties and leased 49 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Net Lease. As of September 30, 2021, we leased 1,011 of our properties to tenants under triple-net leases.

Our net lease properties include 846 properties leased under 33 separate unitary or master triple-net leases and 165 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of September 30, 2021, we were actively redeveloping five of our properties either for new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of September 30, 2021, five of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the nine months ended September 30, 2021, we acquired fee simple interests in 77 properties for an aggregate purchase price of $126.6 million. During the nine months ended September 30, 2020, we acquired fee simple interests in 24 properties for an aggregate purchase price of $104.8 million.

From time to time, we may originate construction loans for the construction of income-producing properties, which we expect to purchase via sale leaseback transactions at the end of the construction period. During the nine months ended September 30, 2021, we funded $12.3 million and, as of September 30, 2021, had outstanding $8.9 million of such construction loans, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties. During the three months ended September 30, 2021, we acquired one property for $4.5 million for which we had previously funded construction loans in the amount of $3.4 million and the loans were repaid in full.

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

During the nine months ended September 30, 2021, rent commenced on three completed redevelopment projects that were placed back into service in our net lease portfolio. During the nine months ended September 30, 2020, rent commencements on five completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 22 redevelopment projects.

As of September 30, 2021, we had five properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including three properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $1.2 million and $2.7 million for the three and nine months ended September 30, 2021, and $1.3 million and $2.9 million for the three and nine months ended September 30, 2020, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net earnings	$14,011	$11,884	$44,828	$35,557
Depreciation and amortization of real estate assets	8,895	7,635	25,980	22,057
Gain on dispositions of real estate	(2,072)	(82)	(9,550)	(1,138)
Impairments	1,198	1,325	2,730	2,863
Funds from operations	22,032	20,762	63,988	59,339
Revenue recognition adjustments	594	151	1,320	306
Changes in environmental estimates	(211)	(861)	(1,250)	(2,089)
Accretion expense	407	454	1,270	1,375
Environmental litigation accruals	59	85	59	85
Insurance reimbursements	—	—	(38)	(96)
Legal settlements and judgments	—	(376)	(57)	(800)
Retirement costs	—	—	662	—
Adjusted funds from operations	$22,881	$20,215	$65,954	$58,120
Basic per share amounts:
Earnings per share	$0.30	$0.27	$0.98	$0.83
Funds from operations per share (1)	0.48	0.48	1.41	1.39
Adjusted funds from operations per share (1)	$0.50	$0.47	$1.45	$1.37
Diluted per share amounts:
Earnings per share	$0.30	$0.27	$0.98	$0.83
Funds from operations per share (1)	0.48	0.48	1.41	1.39
Adjusted funds from operations per share (1)	$0.50	$0.47	$1.45	$1.37
Weighted average common shares outstanding:
Basic	44,955	42,226	44,425	41,690
Diluted	45,025	42,254	44,445	41,708

(1)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
FFO	$444	$414	$1,305	$1,197
AFFO	461	403	1,345	1,173

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2021. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2021, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

 Three months ended September 30, 2021, compared to the three months ended September 30, 2020

Revenues from rental properties increased by $2.5 million to $39.7 million for the three months ended September 30, 2021, as compared to $37.2 million for the three months ended September 30, 2020. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties during the first nine months of 2021 and the last three months of 2020, along with contractual rent increases. Rental income contractually due from our tenants included in revenues from rental properties was $34.9 million for the three months ended September 30, 2021, as compared to $32.0 million for the three months ended September 30, 2020. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $5.4 million and $5.3 million for the three months ended September 30, 2021 and 2020, respectively. Interest income on notes and mortgages receivable was $0.4 million for the three months ended September 30, 2021, as compared to $0.7 million for the three months ended September 30, 2020 .

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties include Revenue Recognition Adjustments which decreased rental revenue by $0.6 million and $0.1 million for the three months ended September 30, 2021 and 2020, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $6.5 million for the three months ended September 30, 2021, as compared to $6.6 million for the three months ended September 30, 2020. The decrease in property costs for the three months ended September 30, 2021 was principally due to reductions in rent expense.

Impairment charges were $1.2 million for the three months ended September 30, 2021, as compared to $1.3 million for the three months ended September 30, 2020. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended September 30, 2021 and 2020 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties, and (iii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses for the three months ended September 30, 2021 were $0.8 million, as compared to $18 thousand for the three months ended September 30, 2020. The increase in environmental expenses for the three months ended September 30, 2021 was principally due to a $0.2 million increase in environmental legal fees and a $0.7 million increase in net environmental remediation costs and estimates. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $4.7 million for the three months ended September 30, 2021, as compared to $4.2 million for the three months ended September 30, 2020. The increase in general and administrative expense for the three months ended September 30, 2021 was principally due to $0.4 million in employee-related expenses.

Depreciation and amortization expense was $8.9 million for the three months ended September 30, 2021, as compared to $7.6 million for the three months ended September 30, 2020. The increase in depreciation and amortization expense for the three months ended September 30, 2021 was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $2.1 million for the three months ended September 30, 2021, as compared to $0.1 million for the three months ended September 30, 2020. The gains were the result of one sale partially offset by three lease terminations during the three months ended September 30, 2021 and one sale during the three months ended September 30, 2020, respectively.

Interest expense was $6.2 million for the three months ended September 30, 2021, as compared to $6.7 million for the three months ended September 30, 2020. The decrease was due to lower average borrowings outstanding and a decrease in average interest rates on borrowings outstanding for the three months ended September 30, 2021, as compared to the three months ended September 30, 2020.

For the three months ended September 30, 2021, FFO was $22.0 million, as compared to $20.8 million for the three months ended September 30, 2020. For the three months ended September 30, 2021, AFFO increased by $2.7 million to $22.9 million, as compared to $20.2 million for the three months ended September 30, 2020. FFO for the three months ended September 30, 2021 was impacted by changes in net earnings but excludes a $2.0 million increase in gains on dispositions of real estate, a $1.3 million increase in depreciation and amortization expense and a $0.1 million decrease in impairment charges. The increase in AFFO for the three months ended September 30, 2021 also excludes a $0.6 million decrease in environmental estimates and accretion expense, a $0.4 million increase in Revenue Recognition Adjustments and $0.4 million decrease in legal settlements and judgements.

Nine months ended September 30, 2021, compared to the nine months ended September 30, 2020

Revenues from rental properties increased by $6.7 million to $114.9 million for the nine months ended September 30, 2021, as compared to $108.2 million for the nine months ended September 30, 2020. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties during the first nine months of 2021 and the last three months of 2020, along with contractual rent increases. Rental income contractually due from our tenants included in revenues from rental properties was $102.8 million for the nine months ended September 30, 2021, as compared to $95.2 million for the nine months ended September 30, 2020. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $13.4 million for the nine months ended September 30, 2021 and

$13.3 million for the nine months ended September 30, 2020. Interest income on notes and mortgages receivable was $1.2 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $1.3 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $17.4 million for the nine months ended September 30, 2021, as compared to $18.0 million for the nine months ended September 30, 2020. The decrease in property costs for the nine months ended September 30, 2021 was principally due to reductions in rent expense, non-reimbursable real estate taxes and professional and maintenance fees related to property redevelopments, partially offset by an increase in reimbursable real estate taxes.

Impairment charges were $2.7 million for the nine months ended September 30, 2021 as compared to $2.9 million for the nine months ended September 30, 2020. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2021 and 2020 were attributable to the effect of adding asset retirement costs due to changes in estimates associated with our environmental liabilities, which increased the carrying values of certain properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the nine months ended September 30, 2021, increased by $0.2 million to $1.3 million, as compared to $1.1 million for the nine months ended September 30, 2020. The increase in environmental expenses for the nine months ended September 30, 2021 was principally due to a $0.7 million increase in net environmental remediation costs and estimates partially offset by a $0.4 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $15.3 million for the nine months ended September 30, 2021, as compared to $12.8 million for the nine months ended September 30, 2020. The increase in general and administrative expense for the nine months ended September 30, 2021 was principally due to a $1.2 million increase in employee-related expenses, $0.7 million of non-recurring expenses attributable to the retirement of personnel and a $0.3 million increase corporate rent expense.

Depreciation and amortization expense was $26.0 million for the nine months ended September 30, 2021, as compared to $22.1 million for the nine months ended September 30, 2020. The increase in depreciation and amortization expense for the nine months ended September 30, 2021 was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Interest expense was $18.5 million for the nine months ended September 30, 2021, as compared to $20.1 million for the nine months ended September 30, 2020. The decrease was due to lower average borrowings outstanding and a decrease in average interest rates on borrowings outstanding for the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020.

For the nine months ended September 30, 2021, FFO increased by $4.7 million to $64.0 million as compared to $59.3 million for the prior period. For the nine months ended September 30, 2021, AFFO increased by $7.9 million to $66.0 million, as compared to $58.1 million for the prior period. FFO for the nine months ended September 30, 2021 was impacted by the changes in net earnings but excludes a $8.5 million increase in gains on dispositions of real estate and a $3.9 million increase in depreciation and amortization expense. The increase in AFFO for the nine months ended September 30, 2021 also excludes a $0.7 million decrease in legal settlements and judgements, a $1.0 million increase in Revenue Recognition Adjustments, a $0.8 million increase in environmental estimates and accretion expense and $0.7 million increase in non-recurring expenses attributable to the retirement of personnel.

Liquidity and Capital Resources

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility (which is scheduled to mature in March 2022), proceeds from the sale of shares of our common stock through offerings from time to time under our ATM Program, and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. Our principal uses for liquidity include normal operating activities, payments of interest on outstanding debt, redevelopment projects and real estate acquisitions. We believe that our operating cash needs for the next twelve months and our long-term liquidity requirements, can be met by cash flows from operations, borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents.

 Our cash flow activities for the nine months ended September 30, 2021 and 2020, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020
Net cash flow provided by operating activities	$58,688	$53,604
Net cash flow used in investing activities	(119,663)	(98,243)
Net cash flow provided by financing activities	$12,965	$81,327

Operating Activities

Net cash flow from operating activities increased by $5.1 million for the nine months ended September 30, 2021, to $58.7 million, as compared to $53.6 million for the nine months ended September 30, 2020. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the nine months ended September 30, 2021 and 2020 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities increased by $21.5 million for the nine months ended September 30, 2021, to a $119.7 million, as compared to $98.2 million for the nine months ended September 30, 2020. The increase in net cash flow used in investing activities was primarily due to an increase of $21.8 million for property acquisitions, an increase of $9.4 million in issuance of notes and mortgages receivable, a decrease of $2.2 million in collection of notes and mortgages receivables partially offset by an increase of $9.7 million in proceeds from dispositions of real estate and an increase of $2.4 million in deposits on property acquisitions for the nine months ended September 30, 2021.

Financing Activities

Net cash flow provided by financing activities decreased by $68.3 million for the nine months ended September 30, 2021, to $13.0 million, as compared to $81.3 million for the nine months ended September 30, 2020. The decrease in net cash flow provided by financing activities was primarily due to a decrease in net borrowings under credit agreement of $72.5 million and an increase in dividends paid of $6.2 million, partially offset by an increase in net proceeds under the ATM agreement of $10.5 million.

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

During the three and nine months ended September 30, 2021, we issued a total of 636,000 and 1,668,000 shares, respectively, of common stock and received net proceeds of $19.4 million and $49.0 million, respectively, under the 2018 ATM Program and the ATM Program. During the three and nine months ended September 30, 2020, we issued a total of 922,000 and 1,326,000 shares, respectively of common stock and received net proceeds of $26.6 million and $38.5 million, respectively under the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review opportunities to acquire additional properties and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the nine months ended September 30, 2021, we acquired fee simple interests in 77 properties for an aggregate purchase price of $126.6 million. During the nine months ended September 30, 2020, we acquired fee simple interests in 24 properties for an aggregate purchase price of $104.8 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We are reviewing select opportunities for capital expenditures, redevelopment and alternative uses for certain of our properties. We are also seeking to recapture select properties from our net lease portfolio to redevelop such properties either for a new convenience and gasoline use or for alternative single-tenant net lease retail uses.  Since the inception of our redevelopment program in 2015, we have completed 22 redevelopment projects.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions or redevelopments. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2021, we have a remaining commitment to fund up to $6.7 million in the aggregate in capital improvements in certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2021 were $52.8 million, or $1.17 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2021, we had accrued a total of $47.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.6 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.2 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2020, we had accrued a total of $48.1 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.7 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.3 million and $1.4 million of net accretion expense was recorded for the nine months ended September 30, 2021 and 2020, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2021 and 2020, we recorded credits to environmental expenses aggregating $1.2 million and $2.1 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2021 and 2020, we increased the carrying values of certain of our properties by $2.1 million and $2.3 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of each UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $3.0 million for each of the nine months ended September 30, 2021 and 2020. Capitalized asset retirement costs were $39.4 million (consisting of $23.7 million of known environmental liabilities and $15.7 million of reserves for future environmental liabilities) as of September 30, 2021, and $40.0 million (consisting of $23.6 million of known environmental liabilities and $16.4 million of reserves for future environmental liabilities) as of December 31, 2020. We recorded impairment charges aggregating $2.3 million and $2.1 million for the nine months ended September 30, 2021 and 2020, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2021 and December 31, 2020, we had accrued $0.1 million and $4.3 million, respectively for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2020, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of our $300.0 million senior unsecured credit agreement entered into on March 23, 2018, and amended on September 19, 2018 and September 12, 2019 (as amended, the “Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A. The Restated Credit Agreement currently consists of a $300.0 million unsecured revolving facility (the “Revolving Facility”), which is scheduled to mature in March 2022. Subject to the terms of the Restated Credit Agreement and our continued compliance with its provisions, we have the option to (a) extend the term of the Revolving Facility for one additional year to March 2023 and (b) request that the lenders approve an increase of up to $300.0 million in the amount of the Revolving Facility to $600.0 million in the aggregate. The Restated Credit Agreement incurs interest and fees at various rates based on our total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.50% to 1.30% or a LIBOR rate plus a margin of 1.50% to 2.30%. The annual commitment fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25%. We use borrowings under the Restated Credit Agreement to finance acquisitions and for general corporate purposes. Based on our outstanding borrowings under the Restated Credit Agreement of $42.5 million as of September 30, 2021 an increase in market interest rates of 1.0% for 2021 would decrease our 2021 net income and cash flows by $0.1 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates, and assumes that the $42.5 million outstanding borrowings under the Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2021 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Restated Credit Agreement and with increases.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2021, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2021, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Uniondale, New York Litigation

In September 2004, the State of New York commenced an action against us, United Gas Corp., Costa Gas Station, Inc., Vincent Costa, Sharon Irni, The Ingraham Bedell Corporation, Richard Berger and Exxon Mobil in New York Supreme Court in Albany County seeking recovery for reimbursement of investigation and remediation costs claimed to have been incurred by the New York Environmental Protection and Spill Compensation Fund relating to contamination it alleges emanated from various gasoline station properties located in the same vicinity in Uniondale, New York, including a site formerly owned by us and at which a petroleum release and cleanup occurred. The complaint also sought future costs for remediation, as well as interest and penalties. We served an answer to the complaint denying responsibility. In 2007, the State of New York commenced action against Shell, Motiva, and related parties, in the New York Supreme Court, Albany County seeking basically the same relief sought in the action involving us. We filed a third-party complaint against Hess, Sprague Operating Resources LLC (successor to RAD Energy Corp.), Service Station Installation of NY, Inc., and certain individual defendants based on alleged contribution to the contamination that is the subject of the State’s claims arising from a petroleum discharge at a gasoline station up-gradient from the site formerly owned by us. In 2016, the various actions filed by the State of New York and our third-party actions were consolidated for discovery proceedings and trial.  We entered into a settlement agreement with the State of New York and the other parties to this lawsuit, which includes mutual releases. This settlement has been fully funded by the defendants, and a Stipulation of Discontinuance has been executed by all parties, resolving the lawsuit. The Stipulation of Discontinuance will be filed with the New York Supreme Court at which time the lawsuit will be dismissed. Our settlement contribution was consistent with the amount we accrued for this lawsuit.

ITEM 1A.    RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020 and each of our Quarterly Report on Form 10-Q for the quarters ended March 31, 2021 and June 30, 2021.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

Exhibit Number	Description of Document	Location of Document

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 28, 2021

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