Form 10-K
period 2021-12-31
GETTY REALTY CORP /MD/
filed 2022-02-24
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2021

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

The aggregate market value of common stock held by non-affiliates (based on 39,896,973 shares of common stock at a closing price per share of the registrant’s common stock on the New York Stock Exchange at $31.15) of the Company was $1,242,800,000 as of June 30, 2021.

The registrant had outstanding 46,716,268 shares of common stock as of February 24, 2022.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2021, pursuant to Regulation 14A.

III

Auditor’s PCAOB ID Number:	238	Auditor’s Name:	PricewaterhouseCoopers LLP	Auditor’s Location	New York, New York

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our statements regarding our network of convenience stores, car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive-thru quick service restaurants; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and results of operations; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; FFO and AFFO as measures that represent our core operating performance and its utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Second Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Second Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; adverse effects by the transition from LIBOR; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued spread of the COVID-19 pandemic, including on the global economy or on our tenants’ businesses, financial position, or results of operations.

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

PART I

Item 1.    Business

Company Profile

Getty Realty Corp., a Maryland corporation, is a publicly traded, net lease real estate investment trust (“REIT”) specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate.  Our portfolio includes convenience stores, car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, collision), automotive parts retailers, and certain other freestanding retail properties, including drive-thru quick service restaurants. Our predecessor was originally founded in 1955 and our common stock was listed on the NYSE in 1997.

Our portfolio includes 1,028 properties located in 38 states and Washington, D.C., and our tenants operate under a variety of national and regional brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate.

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

Our company is headquartered in New York, New York and as of February 24, 2022, we had 31 employees.

Recent Developments

Our investment strategy is predicated on the belief that automobility will remain the dominant form of consumer transportation in the United States and that mobile consumers will increasingly prioritize convenience, speed, and service. As such, throughout the year ended December 31, 2021, we focused on expanding our platform capabilities and growing our portfolio to increase and diversify our investments in convenience, automotive and other freestanding retail properties.  Specifically, we improved our access to and cost of capital by expanding our at-the-market equity offering program (the “ATM Program”) and extending and reducing the cost of our $300.0 million revolving credit facility (the “Revolving Facility”).  We also executed on the most diverse set of annual acquisitions in our history, acquiring a variety of high-quality convenience stores, car wash properties and auto service centers, and adding exposure to eight new tenants and four new states across the country.  Lastly, we advanced our investment program by providing construction loans for new-to-industry developments with high-growth operators in both the convenience store and car wash sectors.

In February 2021, we extended and expanded our ATM Program to increase the amount of common stock we may sell under the ATM Program to an aggregate sales price of up to $250.0 million through a consortium of agent banks.  In connection with the expansion of the ATM Program, we may also sell shares of common stock under forward sale agreements.  For additional information regarding our ATM Program see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

On October 27, 2021, we entered into a second amended restated credit agreement (as amended the “Second Restated Credit Agreement”) with a group of banks led by Bank of America, N.A. Pursuant to the Second Restated Credit Agreement, we (i) extended the maturity date of our Revolving Facility from March 2022 to October 2025, (ii) reduced the interest rate for borrowings under the Revolving Facility and (iii) amended certain financial covenants and other provisions. As part of this transaction, we entered into amendments to the each of the note purchase and guarantee agreements that govern our senior unsecured notes in order to conform the financial covenant provisions therein to the corresponding provisions in the Second Restated Credit Agreement. For additional information regarding our Second Restated Credit Agreement see Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

During the year ended December 31, 2021, we invested $200.0 million across 100 properties, including the acquisition of fee simple interests in 97 properties for an aggregate purchase price of $194.3 million. The properties we acquired included 25 convenience stores, 17 car wash properties, 54 automotive services centers (including 51 instant oil change centers and three tire service centers) and one drive-thru quick service restaurant.  The acquired properties were concentrated in the Southeast and Midwest regions of the United States, including the Charleston (SC), Cincinnati and Toledo (OH), Charlotte and Raleigh (NC), Chicago (IL), Detroit, Grand Rapids and Lansing (MI), and Lexington (KY) metropolitan areas.  Other acquired assets were located in the Las Vegas (NV), New Haven (CT), and San Antonio (TX) metropolitan areas.

In addition, during the year ended December 31, 2021, we advanced construction loans in an aggregate amount of $13.5 million for the development of four new-to-industry convenience stores and one new-to-industry car wash and, as of December 31, 2021, had outstanding $5.7 million of such construction loans, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties. During the year ended December 31, 2021, we acquired two properties for which we had previously funded construction loans in the amount of $7.8 million and the loans were repaid in full.

For additional information regarding our property acquisitions see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Company Operations

As of December 31, 2021, we owned 981 properties and leased 47 properties from third-party landlords. Our nationwide portfolio includes a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical properties consist of approximately one acre of land in a larger metropolitan area and are used as convenience stores, car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive-thru quick service restaurants. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Convenience stores, car washes, automotive service centers, automotive parts retailers and certain other freestanding retail properties, including drive-thru quick service restaurants, are integral components of a convenience and transportation infrastructure supported by consumer demand for refined petroleum, day-to-day goods, prepared and fresh food offerings, and total automotive care and maintenance. Significant portion of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the automobile manufacturing, petroleum marketing and automobile aftermarket industries, each of which are highly competitive and can be subject to variability. (For additional information regarding risks related to our tenants’ dependence on the performance of the petroleum industry, see “Item 1A. Risk Factors – Significant number of our tenants depend on the same industry for their revenues” in this Form 10-K.) During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Our Properties

Net Lease. As of December 31, 2021, we leased 1,019 of our properties to tenants under triple-net leases.

Our net lease properties include 845 properties leased under 33 separate unitary or master triple-net leases and 174 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. As of December 31, 2021, our contractual rent weighted average lease term, excluding renewal options, was 8.8 years.

Certain of our leases provide for additional rent based on the aggregate volume of fuel sold. For the year ended December 31, 2021, additional rent based on the aggregate volume of fuel sold was not material to our financial results. In addition, certain of our leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of underground storage tanks (“UST” or “USTs”) that are owned by our tenants. As of December 31, 2021, we have a commitment to fund up to $7.0 million in the aggregate with our tenants for our portion of such capital improvements. For additional information regarding our leases, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment. As of December 31, 2021, we were actively redeveloping four of our properties as new convenience stores or for alternative single tenant retail uses. For additional information regarding our redevelopment properties, see “Redevelopment Strategy and Activity” below.

Vacancies. As of December 31, 2021, five of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Human Capital Resources

As of December 31, 2021, we had 31 full-time employees, all of which are located in our New York office. While our business operations were not significantly disrupted by the COVID-19 pandemic during the year ended December 31, 2021, our employees continued to demonstrate resiliency and agility in responding to a frequently changing work environment and related challenges that arose as a result of the pandemic. Our employees are offered necessary flexibility to meet personal and family needs and to support the safety, health, and security of each member our team. We aim to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round. We participate in annual performance reviews with our employees and hold periodic meetings with employees to gather feedback, discuss opportunities to participate in various professional development programs, and improve the overall employee experience. Our recruiting efforts, as well as employee training, compensation and advancement are all based on qualifications, performance, skills and experience. We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent, and includes the employee benefit plans described in Note 8 “Employee Benefit Plan” included in Part II, Item 8 of this Annual Report on Form 10-K. We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a long tenure with the Company, frequently express satisfaction with management and, in the opinion of management, our relations with our employees are good.

Investment Strategy and Activity

As part of our strategy to grow and diversify our portfolio, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate. We primarily pursue sale leaseback transactions with existing and prospective tenants and will pursue other transactions, including forward commitments to acquire new-to-industry construction and the acquisition of assets with in-place leases, that result in us owning fee simple interests in our properties. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold properties and construction loans. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in well-located, freestanding properties that support automobility and provide convenience and service to consumers in major markets across the country. A key element of our investment strategy is to invest in properties that will enhance our property type, tenant and geographic diversification.

During the year ended December 31, 2021, we invested $200.0 million across 100 properties, including the acquisition of fee simple interests in 97 properties for an aggregate purchase price of $194.3 million and $5.7 million of outstanding construction loans, including accrued interest, for three new-to-industry developments. During the year ended December 31, 2020, we acquired fee simple interests in 34 properties for an aggregate purchase price of $150.0 million. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 302 properties, including single property and portfolio transactions located in various states, for an aggregate purchase price of $723.0 million.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gasoline and repair stations, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

During the years ended December 31, 2021 and 2020, rent commenced on five and six completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 24 redevelopment projects.

For the year ended December 31, 2021, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. For the year ended December 31, 2020, we spent $0.3 million of construction-in-progress costs related to our redevelopment activities and transferred $1.6 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

As of December 31, 2021, we had four properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including three properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Major Tenants

As of December 31, 2021, we had four significant tenants by revenue:

•

We leased 150 properties pursuant to three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% of our total revenues for the years ended December 31, 2021 and 2020. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 128 properties pursuant to four separate unitary leases to subsidiaries of Arko Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 14% and 15% of our total revenues for the years ended December 31, 2021 and 2020, respectively. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 78 properties pursuant to three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 11% and 12% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

•

We leased 69 properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 9% and 10% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The largest of these unitary leases, covering 52 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

Competition

The single tenant net lease retail real estate sector in which we operate is highly competitive and we expect major investors with significant capital will continue to compete with us for attractive acquisition opportunities. These competitors include publicly-traded and non-traded REITs, public and private investment funds, petroleum manufacturing, distributing and marketing companies, and other institutional and individual investors.

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

In addition to the numerous federal, state and local laws and regulations to which are properties are subject, we elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. Accordingly, we are subject to compliance the applicable requirements of the Internal Revenue Code concerning REITs, including that a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its taxable income.  For additional information, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

Summary of Risk Factors

Our business is subject to risks and uncertainties, including those risks and uncertainties discussed at-length below, that could cause our actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, the following:

Risks Related to Our Business and Operations

•	The risks inherent in owning or leasing real estate.
•	The real estate industry is highly competitive.
•	Our future cash flow is dependent on the performance of our tenants of their lease obligations, renewal of existing leases and either re-leasing or selling our properties.
•	Significant number of our tenants depend on the same industry for their revenues.
•	It may be difficult for our investors to determine the creditworthiness of our tenants.
•	An increase in costs and liability accruals as a result of environmental laws and regulations could adversely affect our business.
•	We are defending pending lawsuits and claims that may subject us to material losses.
•	We may be subject to losses that may not be covered by insurance.

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

•	If we fail to maintain effective internal controls over financial reporting, we may not be able to accurately and timely report our financial results.
•	Our reliance on certain members of our management team or Board of Directors, the loss of any one of which could adversely affect our business or the market price of our common stock.
•	Our reliance on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business.
•	Our business and results of operations have been, and our financial condition may be, impacted by the COVID-19 pandemic.

Risks Related to Financing Our Business

•	Our dependency on external sources of capital, which may or may not be available on favorable terms, or at all.
•	Interest rate risk and our ability to manage or mitigate this risk effectively.
•	Adverse effects by the transition from LIBOR.

Risks Related to Our Investment Strategy

•	We may not be able to successfully implement our investment strategy.
•	We expect to acquire new properties and this may create risks.
•	We are pursuing redevelopment opportunities and this creates risks to our Company.

Risks Related to Our Status as a REIT

•

The failure to qualify as a REIT under the federal income tax laws would have adverse consequences to our stockholders. Uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period or may cause us to fail to qualify as a REIT.

•

The uncertainty regarding the U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement under our ATM program could jeopardize our ability to meet the REIT qualification requirements.

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

Risks Related to Ownership of Our Securities

•	Changes in market conditions could adversely affect the market price of our publicly traded common stock.
•	Changes in our dividend policy and the dividends we pay may be subject to significant volatility.
•	Our forward sale agreement under our ATM Program could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.
•	In case of our bankruptcy or insolvency, any forward sale agreement that is in effect under our ATM Program will automatically terminate, and we would not receive the expected proceeds.
•	Future issuances of equity securities could dilute the interest of holders of our equity securities.
•	Maryland law may discourage a third-party from acquiring us.

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

Significant number of our tenants depend on the same industry for their revenues.

We derive significant portion of our revenues from leasing, primarily on a triple-net basis, and financing convenience store and gasoline station properties to tenants in the petroleum marketing industry. Accordingly, significant portion of our revenues depend on the economic success of the petroleum marketing industry, and any factors that adversely affect that industry, such as disruption in the supply of petroleum or a decrease in the demand for conventional motor fuels due to conservation, technological advancements in petroleum-fueled motor vehicles or an increase in the use of, and consumer demand for, alternative fuel, electric and battery-operated vehicles, or other “green technologies,” could have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. Similarly, governmental regulations regarding climate change and the greenhouse gas emissions may accelerate these trends that could have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price. The success of participants in the petroleum marketing industry depends upon the sale of refined petroleum products at margins in excess of fixed and variable expenses. The petroleum marketing industry is highly competitive and volatile. Petroleum products are commodities, the prices of which depend on numerous factors that affect supply and demand. The prices paid by our tenants and other petroleum marketers for products are affected by global, national and regional factors. A large, rapid increase in wholesale petroleum prices would adversely affect the profitability and cash flows of our tenants if the increased cost of petroleum products could not be passed on to their customers or if automobile consumption of gasoline was to decline significantly. We cannot be certain as to how these factors will affect petroleum product prices or supply in the future, or how in particular they will affect our tenants.

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

The majority of the properties owned or controlled by us are leased as convenience store and gasoline station properties, and therefore may contain, or may have contained, USTs for the storage of petroleum products and other hazardous or toxic substances, which creates a potential for the release of such products or substances. Some of our properties are subject to regulations regarding the retirement and decommissioning or removal of long-lived assets including buildings containing hazardous materials, USTs and other equipment. Some of the properties may be adjacent to or near properties that have contained or currently contain USTs used to store petroleum products or other hazardous or toxic substances. In addition, certain of the properties are on, adjacent to, or near properties upon which others have engaged or may in the future engage in activities that may release petroleum products or other hazardous or toxic substances. There may be other environmental problems associated with our properties of which we are unaware. These problems may make it more difficult for us to re-lease or sell our properties on favorable terms, or at all.

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

We anticipate that USTs at a number of properties we currently own and which were previously leased to Marketing will be replaced in the years ahead as these USTs near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such preexisting contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2021, we had accrued a total of $47.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.2 million for future environmental liabilities related to preexisting unknown contamination.

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

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2021, 38.7% of our properties are concentrated in three states (New York, Massachusetts and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Terrorist attacks or other acts of violence or war could negatively affect our business or the businesses of our tenants. These attacks may directly or indirectly impact the physical facilities, networks or the business or the financial condition of us or those of our tenants, vendors or financial institutions with which we have a relationship or conduct business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or which could exacerbate, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the bank syndicate related to our Second Restated Credit Agreement, the lenders that are the counterparties to our senior unsecured notes and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2021, we leased 150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global. In the aggregate, our leases with subsidiaries of Global represented 16% of our total revenues for each of the years ended December 31, 2021 and 2020, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company. As of December 31, 2021, we leased 128 properties in four separate unitary leases to subsidiaries of Arko. In the aggregate, our leases with subsidiaries of Arko represented 14% and 15% of our total revenues for the years ended December 31, 2021 and 2020. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company. As of December 31, 2021, we leased 78 properties in three separate unitary leases and one stand-alone lease to United Oil. In the aggregate, our leases with United Oil represented 11% and 12% of our total revenues for each of the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we leased 69 properties in two separate unitary leases to subsidiaries of Chestnut. In the aggregate, our leases with subsidiaries of Chestnut represented 9% and 10% of our total revenues for each of the years ended December 31, 2021 and 2020, respectively. The largest of these unitary leases, covering 52 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our Revolving Facility. Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on GAAP, and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2021 and 2020, we incurred $4.4 million and $4.3 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyberattacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, whether of our systems or those of our vendors or other third parties who hold or have access to our information, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure by us, or our vendors or other third parties who hold or have access to our information to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

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

The global spread of COVID-19 has created significant volatility, uncertainty, and economic disruption. The extent to which the COVID-19 pandemic impacts our business, operations and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including the duration and scope of the pandemic; governmental, business and individual actions taken in response to the pandemic and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures from time to time of our tenants’ facilities, may impact our tenants' businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; the financial impact of the COVID-19 pandemic could negatively impact our future compliance with financial covenants of our Second Restated Credit Agreement and our senior unsecured notes and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility and pay dividends; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

The rapid development and fluidity of this situation precludes any prediction as to the full adverse impact of the COVID-19 pandemic. Nevertheless, the COVID-19 pandemic presents material uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2021, should be interpreted as heightened risks as a result of the impact of the COVID-19 pandemic.

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

Our principal sources of liquidity are the cash flows from our operations, funds available under our $300.0 million senior unsecured credit agreement (as amended, the “Second Restated Credit Agreement”), with a group of commercial banks led by Bank of America, N.A., proceeds from the sale of shares of our common stock through offerings, from time to time, under our at-the-market program (“ATM Program”,) pursuant to which we may also sell shares of common stock under forward sale agreements and available cash and cash equivalents. Pursuant to the Second Restated Credit Agreement, we (i) extended the maturity date of the Revolving Facility from March 2022 to October 2025, (ii) reduced the interest rate for borrowings under the Revolving Facility and (iii) amended certain financial covenants and other provisions. The Second Restated Credit Agreement provides for the Revolving Facility in an aggregate principal amount of $300,000,000 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300,000,000, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility. We have also issued $525.0 million of senior unsecured notes. For additional information, see “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

The Second Restated Credit Agreement and our senior unsecured notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement and our senior unsecured notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Our ability to meet the terms of the agreements is dependent upon our continued ability to meet certain criteria, as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K, the performance of our tenants and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under our Second Restated Credit Agreement or our senior unsecured notes, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

Under our ATM Program, we may issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents. Sales of shares of our common stock under our ATM Program may be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. Sales of shares of our common stock under our ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions and the trading price of our common stock. Our agents are not required to sell any specific number or dollar amount of our common stock, but each agent will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulation to sell shares designated by us in accordance with the terms of the distribution agreement with our agents. The net proceeds we receive will be the gross proceeds received from such sales less the commissions and any other costs we may incur in issuing the shares of our common stock. In connection with the expansion of the ATM Program in 2021, we may also sell shares of common stock under forward sale agreements.  The use of a forward sale agreement would allow us to lock in a price on the sale of shares of common stock at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.

We may use a portion of the net proceeds from any of such sales to reduce our outstanding indebtedness, including borrowings under our Revolving Facility. The Revolving Credit Facility includes lenders who are affiliates of our agents and may be affiliates of our forward sellers and/or forward purchasers. As a result, a portion of the net proceeds from any sale of shares of our common stock under our ATM Program that is used to repay amounts outstanding under our Revolving Credit Facility will be received by these affiliates. Because an affiliate may receive a portion of the net proceeds from any of these sales, each of our agents may have an interest in these sales beyond the sales commission it will receive. This could result in a conflict of interest and cause such agents to act in a manner that is not in the best interests of us or our investors in connection with any sale of shares of our common stock under our ATM Program.

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our Second Restated Credit Agreement and our senior unsecured notes, and the market price of our common stock.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our Second Restated Credit Agreement. Borrowings under our Second Restated Credit Agreement bear interest at a floating rate. Accordingly, an increase in interest rates will increase the amount of interest we must pay under our Second Restated Credit Agreement. Our interest rate risk may materially change in the future if we increase our borrowings under the Second Restated Credit Agreement or amend our Second Restated Credit Agreement or our senior unsecured notes, seek other sources of debt or equity capital or refinance our outstanding indebtedness. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

As of December 31, 2021, we had $60,000,000 of borrowings based on LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which may be detrimental to our financial position or operating results.

Risks Related to Our Investment Strategy

We may not be able to successfully implement our investment strategy.

We may not be able to successfully implement our investment strategy. We cannot assure that our portfolio of properties will expand at all, or if it will expand at any specified rate or to any specified size. As part of our overall growth strategy, we regularly review acquisition, financing and redevelopment opportunities, and we expect to continue to pursue investments that we believe will benefit our financial performance. We cannot assure that investment opportunities which meet our investment criteria will be available. Pursuing our investment opportunities may result in additional debt or new equity issuances, that may initially be dilutive to our net income, and such investments may not perform as we expect or produce the returns that we anticipate (including, without limitation, as a result of tenant bankruptcies, tenant concessions, our inability to collect rents and higher than anticipated operating expenses). Further, we may not be able to successfully integrate investments into our existing portfolio without operating disruptions or unanticipated costs. To the extent that our current sources of liquidity are not sufficient to fund such investments, we will require other sources of capital, which may or may not be available on favorable terms or at all. Additionally, to the extent that we increase the size of our portfolio, we may not be able to adapt our management, administrative, accounting and operational systems, or hire and retain sufficient operational staff to integrate investments into our portfolio or manage any future investments without operating disruptions or unanticipated costs. Moreover, our continued growth will require increased investment in management personnel, professional fees, other personnel, financial and management systems and controls and facilities, which will result in additional operating expenses. Under the circumstances described above, our results of operations, financial condition and growth prospects may be materially adversely affected.

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

We have commenced a program to redevelop certain of our properties, and to recapture select properties from our net lease portfolio in order to redevelop such properties, for either a new convenience and gasoline use or for alternative single tenant net lease retail uses. The success at each stage of our redevelopment program is dependent on numerous factors and risks, including our ability to identify and extract qualified sites from our portfolio and successfully prepare and market them for alternative uses, and project development issues, including those relating to planning, zoning, licensing, permitting, third party and governmental authorizations, changes in local market conditions, increases in construction costs, the availability and cost of financing, and issues arising from possible discovery of new environmental contamination and the need to conduct environmental remediation. Occupancy rates and rents at any particular redeveloped property may fail to meet our original expectations for reasons beyond our control, including changes in market and economic conditions and the development by competitors of competing properties. We could experience increased and unexpected costs or significant delays or abandonment of some or all of these redevelopment opportunities. For any of the above-described reasons, and others, we may determine to abandon opportunities that we have already begun to explore or with respect to which we have commenced redevelopment efforts and, as a result, we may fail to recover expenses already incurred. We cannot assure you that we will be able to successfully redevelop and lease any of our identified opportunities or that our overall redevelopment program will be successful. Consequences arising from or in connection with any of the foregoing could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement under our ATM program is unclear and could jeopardize our ability to meet the REIT qualification requirements.

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

•

temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, with a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;
•

permitting a deduction for certain pass-through business income, including dividends received by our shareholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will generally allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•

reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses to 80% of REIT taxable income (prior to the application of the dividends paid deduction) for taxable years beginning after December 31, 2020;
•

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

•	eliminating the corporate alternative minimum tax.

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

Certain federal tax legislation more specifically described above (the “2017 Legislation”) included significant changes to corporate and individual tax rates and the calculation of taxes. As a REIT, we are generally not required to pay federal taxes otherwise applicable to regular corporations if we distribute all of our income and comply with the various tax rules governing REITs. Stockholders, however, are generally required to pay taxes on REIT dividends. The 2017 Legislation changed the way in which dividends paid on our stock are taxed by the holder of that stock and could impact the price of our common stock or how stockholders and potential investors view an investment in REITs. In addition, while certain elements of the 2017 Legislation do not impact us directly as a REIT, they could impact our tenants and the markets in which we operate in ways, both positive and negative, that are difficult to predict.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend upon such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. In addition, each of the Second Restated Credit Agreement and senior unsecured notes prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly. Under the Maryland General Corporation Law (“MGCL”), our ability to pay dividends would be restricted if, after payment of the dividend, (i) we would not be able to pay indebtedness as it becomes due in the usual course of business or (ii) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any stockholders with liquidation preferences. There currently are no stockholders with liquidation preferences.

No assurance can be given that our financial performance in the future will permit our payment of any dividends. Each of the Second Restated Credit Agreement our senior unsecured notes contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

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

Provisions contained in a forward sale agreement under our ATM Program could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.

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

In case of our bankruptcy or insolvency, any forward sale agreement under our ATM Program that is in effect will automatically terminate, and we would not receive the expected proceeds from any forward sales of shares of our common stock.

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

We are subject to the provisions of the Maryland Business Combination Act (the “Business Combination Act”) which prohibits transactions between a Maryland corporation and an interested stockholder or an affiliate of an interested stockholder for five years after the most recent date on which the interested stockholder becomes an interested stockholder. Generally, pursuant to the Business Combination Act, an “interested stockholder” is a person who, together with affiliates and associates, beneficially owns, directly or indirectly, 10% or more of a Maryland corporation’s voting stock. These provisions could have the effect of delaying, preventing or deterring a change in control of our Company or reducing the price that certain investors might be willing to pay in the future for shares of our capital stock. Additionally, the Maryland Control Share Acquisition Act may deny voting rights to shares involved in an acquisition of one-tenth or more of the voting stock of a Maryland corporation. In our charter and bylaws, we have elected not to have the Maryland Control Share Acquisition Act apply to any acquisition by any person of shares of stock of our Company. However, in the case of the control share acquisition statute, our Board of Directors may opt to make this statute applicable to us at any time by amending our bylaws, and may do so on a retroactive basis. Finally, the “unsolicited takeovers” provisions of the MGCL permit our Board of Directors, without stockholder approval and regardless of what is currently provided in our charter or bylaws, to implement certain provisions that may have the effect of inhibiting a third-party from making an acquisition proposal for our Company or of delaying, deferring or preventing a change in control of our Company under circumstances that otherwise could provide the holders of our common stock with the opportunity to realize a premium over the then current market price or that stockholders may otherwise believe is in their best interests; however, on February 23, 2022, our Board of Directors adopted a resolution prohibiting us from electing to be subject to the classified board provisions of Section 3-803 of the MGCL, unless such election is first approved by the stockholders of the Corporation by the affirmative vote of at least a majority of the votes cast on the matter by stockholders entitled to vote generally in the election of directors.

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants are responsible for the operations conducted at our properties, including the payment of all taxes, maintenance, repair, insurance and other operating expenses. We manage and evaluate our operations as a single segment.

We independently obtain and maintain a program of insurance which we believe adequately covers our owned and leased properties for casualty and liability risks. Our insurance program is underwritten in view of primary insurance coverages which we require to be provided by most of our tenants for properties they lease from us, including in respect to casualty, liability, pollution legal liability, fire and extended coverage risks.

The following table summarizes the geographic distribution of our properties as of December 31, 2021 . In addition, we lease approximately 11,100 square feet of office space at 292 Madison Avenue, New York, New York for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	193	28	221	21.5%
Massachusetts	99	6	105	10.2
Connecticut	66	6	72	7.0
Texas	65	—	65	6.3
South Carolina	49	—	49	4.8
Virginia	48	1	49	4.8
New Jersey	44	4	48	4.6
New Hampshire	45	—	45	4.3
Maryland	40	2	42	4.1
Michigan	41	—	41	4.0
California	36	—	36	3.5
Washington State	31	—	31	3.0
Arizona	23	—	23	2.2
Colorado	23	—	23	2.2
North Carolina	23	—	23	2.2
Ohio	23	—	23	2.2
Pennsylvania	22	—	22	2.1
Arkansas	13	—	13	1.3
Oregon	13	—	13	1.3
Hawaii	10	—	10	1.0
Kansas	8	—	8	0.8
Missouri	8	—	8	0.8
Maine	7	—	7	0.7
Nevada	7	—	7	0.7
Kentucky	6	—	6	0.6
Georgia	5	—	5	0.5
New Mexico	5	—	5	0.5
Florida	4	—	4	0.4
Louisiana	4	—	4	0.4
Oklahoma	4	—	4	0.4
Illinois	3	—	3	0.3
Alabama	2	—	2	0.2
Indiana	2	—	2	0.2
Mississippi	2	—	2	0.2
Rhode Island	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Minnesota	1	—	1	0.1
North Dakota	1	—	1	0.1
Vermont	1	—	1	0.1
Total	981	47	1,028	100.0%

The properties that we lease from third parties have a remaining lease term, including renewal and extension option terms, averaging approximately 8.0 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

CALENDAR YEAR	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2022	5	10.6%	0.5%
2023	2	4.3	0.2
2024	4	8.5	0.4
2025	2	4.3	0.2
2026	5	10.6	0.5
Subtotal	18	38.3	1.8
Thereafter	29	61.7	2.8
Total	47	100%	4.6%

Revenues from rental properties for the year ended December 31, 2021 were $153.9 million, an average of approximately $153,000 per property given the 1,004 average rental properties held during the year. Revenues from rental properties for the year ended December 31, 2020, were $144.6 million, an average of $152,000 per property given the 952 average rental properties held during the year. Rental property lease expirations and annualized contractual rent as of December 31, 2021 are as follows (in thousands, except for number of properties):

CALENDAR YEAR	Number of Rental Properties (a)	Annualized Contractual Rent (b)	Percentage of Total Annualized Rent
Redevelopment	4	$—	—
Vacant	5	—	—
2022	32	3,524	2.4%
2023	26	3,627	2.5
2024	24	3,000	2.0
2025	43	7,450	5.1
2026	79	14,059	9.5
2027	261	20,638	14.0
2028	45	7,899	5.4
2029	70	11,784	8.0
2030	21	1,717	1.2
2031	63	9,515	6.5
Thereafter	355	63,931	43.4
Total	1,028	$147,144	100.0%

(a)

With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.

(b)	Represents the monthly contractual rent due from tenants under existing leases as of December 31, 2021, multiplied by 12.

Item 3.    Legal Proceedings

We are involved in various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2021 and 2020, we had accrued $1.9 million and $4.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2021, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The named plaintiff is the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The complaint names us and more than 50 other defendants, including Exxon Mobil, BP, Chevron, Citgo, Gulf, Lukoil Americas, Getty Petroleum Marketing Inc., Marathon, Hess, Shell Oil, Texaco, Valero, as well as other smaller petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have distributed, stored and sold MTBE gasoline in Pennsylvania. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL proceedings. In November 2015, plaintiffs filed a Second Amended Complaint naming additional defendants and adding factual allegations against the defendants. We joined with other defendants in the filing of a motion to dismiss the claims against us, which was granted in part and denied in part. We are vigorously defending the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. We are vigorously defending the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site (“Superfund Site”), which includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey and a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the LPRSA. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the LPRSA. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the entire 17 miles of the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, The CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identifies various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On December 11, 2020, the EPA conditionally approved the CPG’s IR/FS for the upper 9-miles of the LPRSA, which recognizes that interim actions and adaptive management may be appropriate before deciding a final remedy. The EPA published the Proposed Plan for the upper 9-mile IR/FS for public comment and subsequently issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”). There is currently no mechanism in place requiring any parties to implement the Upper 9-mile IR ROD.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the remedial actions addressed in the Lower 8-mile ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of future cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements, but we believe we meet the EPA’s criteria for a cash out settlement and should be considered for same in any future discussions. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the initial group of parties to resolve their respective alleged liability for the Lower 8-mile ROD work, each for a payment to the EPA in the amount of $0.3 million. In August 2017, the EPA appointed an independent third-party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice, which process has concluded leading to an agreement in principle between the EPA and certain of the allocation proceeding participants, including us, concerning a cash-out settlement for the entire 17-mile stretch of the Lower Passaic River and its tributaries, which is subject to negotiation and court approval and entry of a consent decree.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the Lower 8-mile ROD work (the “Occidental lawsuit”). The complaint lists over 120 defendants, including us, many of whom were also named in the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings. In January 2022, certain defendants in Occidental lawsuit, including us, collectively filed a motion seeking the Court’s permission to file a motion to stay the litigation to allow the related allocation proceedings and resulting settlement discussions with the EPA to continue unencumbered by the time and costs of litigation and discovery that could later be obviated by a settlement. The Court is currently considering whether to rule on this motion for a stay of the proceedings.

Based on currently known facts and circumstances, including, among other factors, the agreement in principle with the EPA noted above, anticipated allocations, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear the costs of remediation and/or damages, the Company does not believe that resolution of this matter as relates to the Company is reasonably likely to have a material impact on our results of operations. Nevertheless, in the event the agreement in principle is not approved by the Court, and/or there are one or more adverse determinations related to this matter,  performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation; hence, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. For these reasons, we are unable to estimate a possible loss or range of loss in excess of the amount we have accrued for the Lower Passaic River proceedings as of the date of this Annual Report on Form 10-K, and it is therefore possible that losses related to the Lower Passaic River proceedings could exceed the amounts accrued as of the date hereof, which could cause a material adverse effect on our results of operations.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

     Item 4.    Mine Safety Disclosures

None.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 23,925 beneficial holders of our common stock as of February 14, 2022, of which approximately 850 were holders of record.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/30/2016	1/02/2018	1/02/2019	12/31/2019	12/30/2020	12/31/2021
Getty Realty Corp.	100.00	$112.09	$124.22	$147.77	$131.49	$161.06
Standard & Poor's 500	100.00	$122.85	$116.64	$153.17	$180.18	$233.41
Peer Group	100.00	$113.38	$115.34	$153.34	$130.40	$162.26

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2016, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

*	Cumulative total return assumes reinvestment of dividends.

We have chosen as our Peer Group the following companies: Agree Realty Corporation, EPR Properties, Essential Properties Realty Trust, Four Corners Properties Trust, and NETSTREIT Corp and One Liberty Properties. We have chosen these companies as our Peer Group because a substantial segment of each of their businesses is owning and leasing single tenant net lease retail properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We do not make or endorse any predictions as to future stock performance.

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

Item 6. Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data”. We use certain non-GAAP measures that are more fully described below under the caption “—Supplemental Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures of the performance of REITs used by our management, as well as REIT analysts.

This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2019 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio includes convenience stores, express car washes, automotive service centers (including instant oil change, tire and battery, gas and repair, and other related centers), automotive parts retailers, drive-thru quick service restaurants and select other properties. As of December 31, 2021, our portfolio included 1,028 properties, including 981 properties owned by us and 47 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain. While we have not incurred significant disruptions to our financial results thus far from the COVID-19 pandemic, we are unable to accurately predict the impact that COVID-19 will have on our business, operations and financial result due to numerous evolving factors, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to our tenants, including the ability of our tenants to make their rental payments and any closures of tenants’ facilities. Additionally, while we expect to continue our overall growth strategy during the 2022 and to fund our business operations from cash flows from our properties and our Revolving Facility, the rapid developments and fluidity of COVID-19 may cause us to re-evaluate, if not suspend, our growth strategy and/or to rely more heavily on borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program, or other sources of liquidity. See “Part I. Item. 1A. Risk Factors” in this Annual Report on Form 10-K for additional information.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

Significant portion of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts.  As a result, our tenants’ financial results can be dependent on the performance of the automobile manufacturing, petroleum marketing and automobile aftermarket industries, each of which are highly competitive and can be subject to variability. (For additional information regarding risks related to our tenants’ dependence on the performance of the petroleum industry, see “Item 1A. Risk Factors – Significant number of our tenants depend on the same industry for their revenues” in this Form 10-K.) During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Our Properties

Net Lease. As of December 31, 2021, we leased 1,019 of our properties to tenants under triple-net leases.

Our net lease properties include 845 properties leased under 33 separate unitary or master triple-net leases and 174 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants.

Redevelopment. As of December 31, 2021, we were actively redeveloping four of our properties as new convenience stores or for alternative single tenant retail uses.

Vacancies. As of December 31, 2021, five of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our strategy to grow and diversify our portfolio, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate. We primarily pursue sale leaseback transactions with existing and prospective tenants and will pursue other transactions, including forward commitments to acquire new-to-industry construction and the acquisition of assets with in-place leases, that result in us owning fee simple interests in our properties. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold properties and construction loans. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in well-located, freestanding properties that support automobility and provide convenience and service to consumers in major markets across the country. A key element of our investment strategy is to invest in properties that will enhance our property type, tenant and geographic diversification.

During the year ended December 31, 2021, we invested $200.0 million across 100 properties, including the acquisition of fee simple interests in 97 properties for an aggregate purchase price of $194.3 million and $5.7 million of outstanding construction loans, including accrued interest, for three new-to-industry developments. During the year ended December 31, 2020, we acquired fee simple interests in 34 properties for an aggregate purchase price of $150.0 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being occupied by gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

During the years ended December 31, 2021 and 2020, rent commenced on five and six completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 24 redevelopment projects.

For the year ended December 31, 2021, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and  transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheet. For the year ended December 31, 2020, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $1.6 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

As of December 31, 2021, we had four properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including three properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

 Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $4.4 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively, where the carrying amounts of the properties exceeded the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates. For a discussion of the risks associated with asset impairments, see “Item 1A. Risk Factors – Our assets may be subject to impairment charges.”

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to stockholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) (both AFFO and AFFO excluding stock-based compensation and amortization of debt issuance costs) to measure our performance. We are updating our definition of AFFO to include adjustments for stock-based compensation and amortization of debt issuance costs and are providing AFFO using both methods for the quarter and year ended December 31, 2021. We believe that conforming to this market practice for calculating AFFO will improve the comparability of this measure of performance to other net lease REITs, and we will report AFFO pursuant to this updated definition beginning in the first quarter of 2022.

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

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as GAAP net earnings before (i) depreciation and amortization of real estate assets, (ii) gains or losses on dispositions of real estate assets, (iii) impairment charges, and (iv) the cumulative effect of accounting changes.

Our definition of AFFO is defined as FFO plus or minus (i) certain revenue recognition adjustments (defined below), (ii) certain environmental adjustments (defined below), (iii) other non-cash and/or unusual items that are not reflective of our core operating performance, and (iv) beginning with our results for the quarter and year ended December 31, 2021, stock-based compensation and amortization of debt issuance costs.

Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, the core operating performance of our portfolio.  Specifically, FFO excludes items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate assets, and impairment charges.  With respect to AFFO, we further exclude the impact of (i) deferred rental revenue (straight-line rent), the net amortization of above-market and below-market leases, adjustments recorded for the recognition of rental income from direct financing leases, and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”), (ii) environmental accretion expenses, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, and changes in environmental remediation estimates (collectively, “Environmental Adjustments”), (iii) other items, which may include allowances for credit losses on notes and mortgages receivable and direct financing leases, losses on extinguishment of debt, retirement and severance costs, and other items that do not impact our recurring cash flow and which are not indicative of our core operating performance and (iv) beginning with our results for the quarter and year ended December 31, 2021, stock-based compensation and amortization of debt issuance costs.

We pay particular attention to AFFO which it believes provides the most useful depiction of the core operating performance of its portfolio. By providing AFFO, we believe we are presenting information that assists analysts and investors in their assessment of our core operating performance, as well as the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2021	2020	2019
Net earnings	$62,860	$69,388	$49,723
Depreciation and amortization of real estate assets	35,518	30,191	25,161
Gains on dispositions of real estate	(16,718)	(4,548)	(1,063)
Impairments	4,404	4,258	4,012
Funds from operations (FFO)	86,064	99,289	77,833
Revenue recognition adjustments	1,964	895	(960)
Allowance for credit loss on notes and mortgages receivable and direct financing leases	(132)	368	—
Loss on extinguishment of debt	—	1,233	—
Changes in environmental estimates	(1,768)	(3,135)	(5,386)
Accretion expense	1,705	1,841	2,006
Environmental litigation accruals	1,909	85	5,896
Insurance reimbursements	(92)	(142)	(4,866)
Legal settlements and judgments	(493)	(21,300)	(2,707)
Retirement and severance costs	800	—	—
Adjusted funds from operations (AFFO)	$89,957	$79,134	$71,816
Stock-based compensation expense	3,997	3,130	2,468
Amortization of debt issuance costs	1,013	1,053	970
AFFO (excluding stock-based compensation and amortization of debt issuance costs)	$94,967	$83,317	$75,254

Basic per share amounts:
Net earnings	$1.37	$1.62	$1.19
FFO (1)	1.88	2.32	1.86
AFFO (1)	1.97	1.85	1.72
AFFO (excluding stock-based compensation and amortization of debt issuance costs) (1)	2.08	1.94	1.80
Diluted per share amounts:
Net earnings	$1.37	$1.62	$1.19
FFO (1)	1.88	2.31	1.86
AFFO (1)	1.97	1.84	1.72
AFFO (excluding stock-based compensation and amortization of debt issuance costs) (1)	2.08	1.94	1.80
Weighted average common shares outstanding:
Basic	44,782	42,040	41,072
Diluted	44,819	42,070	41,110

(1)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Year ended December 31,
	2021	2020	2019
FFO	1,771	1,939	1,308
AFFO	$1,814	$1,546	$1,207
AFFO (excluding stock-based compensation and amortization of debt issuance costs)	1,915	1,627	1,265

Results of Operations

Year ended December 31, 2021, compared to year ended December 31, 2020

Revenues from rental properties increased by $9.3 million to $153.9 million for the year ended December 31, 2021, as compared to $144.6 million for the year ended December 31, 2020. The increase in revenues from rental properties was primarily due to incremental rental income from acquired properties, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases .

Rental income contractually due from our tenants included in revenues from rental properties was $138.7 million for the year ended December 31, 2021, as compared to $128.2 million for the year ended December 31, 2020.

    In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Revenues from rental properties include Revenue Recognition Adjustments which decreased rental revenue by $2.0 million and by $0.9 million for the years ended December 31, 2021 and 2020, respectively.

Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $17.2 million and $17.3 million for the years ended December 31, 2021 and 2020, respectively.

Interest income on notes and mortgages receivable was $1.5 million for the year ended December 31, 2021, as compared to $2.7 million for the year ended December 31, 2020.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $22.0 million for the year ended December 31, 2021, as compared to $23.5 million for the year ended December 31, 2020. The decrease in property costs for the year ended December 31, 2021, was principally due to a decrease in rent expense, professional fees related to property redevelopments, non-reimbursable real estate taxes, maintenance expenses and other professional fees.

Impairment charges were $4.4 million for the year ended December 31, 2021, as compared to $4.3 million for the year ended December 31, 2020. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2021 and 2020, were attributable to the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses were $3.5 million for the year ended December 31, 2021, as compared to $1.1 million for the year ended December 31, 2020. The increase in environmental expenses for the year ended December 31, 2021, was principally due to a $1.8 million increase in environmental litigation accruals and a $1.2 million increase in net environmental remediation costs and estimates, partially offset by a $0.5 million decrease in environmental legal and professional fees. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $20.2 million for the year ended December 31, 2021, as compared to $17.3 million for the year ended December 31, 2020. The increase in general and administrative expense for the year ended December 31, 2021, was principally due to a $0.9 million increase in stock-based compensation, a $0.8 million increase in non-recurring employee-related expenses and a $0.7 million increase in other employee-related expenses.

Depreciation and amortization expense was $35.5 million for the year ended December 31, 2021, as compared to $30.2 million for the year ended December 31, 2020. The increase in depreciation and amortization expense was primarily due to depreciation and amortization of properties acquired offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate.

Gains on dispositions of real estate were $16.7 million for the year ended December 31, 2021, as compared to $4.5 million for the year ended December 31, 2020. The gains were primarily the result of the sale of 16 and 11 properties during the years ended December 31, 2021 and 2020, respectively.

Other income was $1.1 million for the year ended December 31, 2021, as compared to $21.1 million for the year ended December 31, 2020. For the year ended December 31, 2021, other income was primarily attributable to $0.5 million received from legal settlements and judgments and $0.4 million received for lease considerations and easements. Other income for the year ended December 31, 2020, was primarily attributable to $21.3 million received from legal settlements and judgments, partially offset by a $0.4 million allowance for credit loss on notes and mortgages receivable and direct financings leases.

Interest expense was $24.7 million for the year ended December 31, 2021, as compared to $26.1 million for the year ended December 31, 2020. The decrease was due to lower average interest rates for the year ended December 31, 2021, as compared to the year ended December 31, 2020.

            Liquidity and Capital Resources

General

Our principal sources of liquidity are the cash flows from our operations, funds available under our Revolving Facility (which is scheduled to mature in October 2025), proceeds from the sale of shares of our common stock through offerings under our ATM Program, and available cash and cash equivalents. Our business operations and liquidity are dependent on our ability to generate cash flow from our properties. Our principal uses for liquidity include normal operating activities, payments of interest on outstanding debt, redevelopment projects, real estate acquisitions, and environmental remediation. We believe that our operating cash needs for the next twelve months, as well as our long-term liquidity requirements, can be met by cash flows from operations, borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program and available cash and cash equivalents. We have not historically incurred significant capital expenditures other than those related to acquisitions. For a discussion of our capital expenditures, see “—Property Acquisitions and Capital Expenditures.

As of December 31, 2021, we had $60 million outstanding on our Revolving Facility and our total cash and cash equivalents were $26.5 million. During the year ended December 31, 2021, we raised gross proceeds of $94.1 million through our ATM equity program pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million. We expect existing cash and cash equivalents, net cash from operating activities, proceeds from real estate asset sales, borrowings under our unsecured Revolving Facility, issuances under our ATM Program, issuances of unsecured notes and issuances of common stock to continue to be sufficient to fund our operating activities and cash needed for investing and financing activities, such as regular quarterly dividends, scheduled debt repayments, acquisitions, and certain capital expenditures, including expenditures related to redevelopment activities. We also expect to continue meeting our short-term liquidity and capital requirements, generally through our working capital and net cash provided by operating activities. We believe that the net cash provided by operating activities will continue to be sufficient to enable us to make the distributions necessary to continue qualifying as a REIT.

On February 22, 2022, we closed on the private placement of $225 million of senior unsecured notes, including (i) $100 million of 3.45% notes funded at closing and maturing in February 2032, and (ii) $125 million of 3.65% notes to be funded in January 2023 and mature in January 2033.  Proceeds from the notes funded at closing were used to repay all amounts outstanding on the Revolving Facility and for general corporate purposes, including to fund investment activity.  Proceeds from the delayed funding notes will be used to prepay $75 million of 5.35% senior unsecured notes maturing in June 2023 and for general corporate purposes, including to fund investment activity.

Our cash flow activities for the years ended December 31, 2021 and 2020 are summarized as follows (in thousands):

	Year ended December 31,
	2021	2020
Net cash flow provided by operating activities	$86,818	$82,827
Net cash flow used in investing activities	(169,732)	(127,417)
Net cash flow provided by (used in) financing activities	$52,321	$77,980

Operating Activities

Net cash flow from operating activities increased by $4.0 million for the year ended December 31, 2021, to $86.8 million, as compared to $82.8 million for the year ended December 31, 2020. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense and interest expense. The change in net cash flow provided by operating activities for the years ended December 31, 2021, 2020 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties to tenants on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities increased by $42.3 million for the year ended December 31, 2021, to a use of $169.7 million, as compared to a use of $127.4 million for the year ended December 31, 2020. The increase in net cash flow used in investing activities for the year ended December 31, 2021, was primarily due to an increase of $44.3 million of property acquisitions, a $10.6 million increase in issuance of notes receivable, and a decrease of $12.4 million in collections of notes and mortgages receivable, partially offset by an increase of $19.4 million in proceeds from dispositions of real estate and an increase of $5.7 million in deposits for property acquisitions.

Financing Activities

Net cash flow provided by financing activities decreased by $25.7 million for the year ended December 31, 2021, to $52.3 million, as compared to $78.0 million for the year ended December 31, 2020. The decrease in net cash flow from financing activities for the year ended December 31, 2021, was primarily due to a decrease in net borrowings of $44.0 million and an increase in dividends paid of $8.2 million, partially offset by an increase in net proceeds from issuances of common stock of $29.1 million.

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

On September 19, 2018, we entered into an amendment (the “First Amendment”) of our Restated Credit Agreement. The First Amendment modified the Restated Credit Agreement to, among other things: (i) reflect that we had previously entered into (a) an amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America (“Prudential”) and certain of its affiliates and (b) a note purchase and guarantee agreement with the Metropolitan Life Insurance Company (“MetLife”) and certain of its affiliates; and (ii) permit borrowings under each of the Revolving Facility and the Term Loan at three different interest rates, including a rate based on the LIBOR Daily Floating Rate (as defined in the First Amendment) plus the Applicable Rate (as defined in the First Amendment) for such facility.

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

The Second Restated Credit Agreement provides for the Revolving Facility in an aggregate principal amount of $300.0 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

The Revolving Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at the Company's option.  The Company's exercise of an extension option is subject to the absence of any default under the Second Restated Credit Agreement and the Company's compliance with certain conditions, including the payment of extension fees to the Lenders under the Revolving Facility and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

Senior Unsecured Notes

On December 4, 2020, we entered into a fifth amended and restated note purchase and guarantee agreement (the “Fifth Amended and Restated Prudential Agreement”) with Prudential and certain of its affiliates amending and restating our existing fourth amended and restated note purchase and guarantee agreement. Pursuant to the Fifth Amended and Restated Prudential Agreement, we issued $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) to Prudential, and completed the early redemption of our 6.0% Series A Guaranteed Senior Notes due February 25, 2021 in the original aggregate principal amount of $100.0 million. The other senior unsecured notes outstanding under the fourth amended and restated note purchase and guarantee agreement with Prudential, including (i) $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”), (ii) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (iii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), and (iv) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) remain outstanding under the Fifth Amended and Restated Prudential Agreement.

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated AIG Agreement”) with American General Life Insurance Company amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated AIG Agreement, we issued $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”) to AIG.  The $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) that were outstanding under the existing note purchase and guarantee agreement remain outstanding under the First Amended and Restated AIG Agreement.

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated MassMutual Agreement”) with Massachusetts Mutual Life Insurance Company and certain of its affiliates amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated MassMutual Agreement, we issued $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”) to MassMutual. The $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) that were outstanding under the existing note purchase and guarantee agreement remain outstanding under the First Amended and Restated MassMutual.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Note Agreement, we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”).

The Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, and Series K Notes are collectively referred to as the “senior unsecured notes.”

On October 27, 2021, we entered into amendments to each of the note purchase and guarantee agreements governing the senior unsecured notes in order to conform the financial covenants therein to the corresponding provisions in the Second Restated Credit Agreement.

Debt Maturities

The amounts outstanding under our Second Restated Credit Agreement and our senior unsecured notes, exclusive of extension options, are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
Revolving Facility	October 2025	1.40%	$60,000	$25,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Series I Notes	November 2030	3.43%	100,000	100,000
Series J Notes	November 2030	3.43%	50,000	50,000
Series K Notes	November 2030	3.43%	25,000	25,000
Total debt			585,000	550,000
Unamortized debt issuance costs, net (a)			(3,880)	(2,307)
Total debt, net			$581,120	$547,693

(a)

Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2021 and 2020, of $2,730 and $1,135, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

As of December 31, 2021, we are in compliance with all of the material terms of the Second Restated Credit Agreement and our senior unsecured notes.

ATM Program

In March 2018, we established an at-the-market equity offering program (the “2018 ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. The 2018 ATM Program was terminated in January 2021.

In February 2021, we established a new at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.  In connection with the expansion of the ATM Program, we may also sell shares of common stock under forward sale agreements.  The use of a forward sale agreement would allow us to lock in a price on the sale of shares of common stock at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.

During the years ended December 31, 2021 and 2020, we issued 3.0 million and 2.2 million shares of common stock and received net proceeds of $92.3 million and $63.2 million, respectively, under the 2018 ATM Program and the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We have not entered into any forward sale agreements.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the year ended December 31, 2021, we invested $200.0 million across 100 properties, including the acquisition of fee simple interests in 97 properties for an aggregate purchase price of $194.3 million and $5.7 million of outstanding  loans, including accrued interest, for three new-to-industry developments . During the year ended December 31, 2020, we acquired fee simple interests in 34 properties for an aggregate purchase price of $150.0 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

We also seek opportunities to recapture select properties from our net lease portfolio and redevelop such properties as new convenience stores or other single tenant retail uses. For the year ended December 31, 2021, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities. For the year ended December 31, 2020, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

  Because we generally lease our properties to tenants on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions. However, our tenants frequently make improvements to the properties leased from us at their expense. As of December 31, 2021, we have a commitment to fund up to $7.0 million in the aggregate in capital improvements in certain properties with our tenants.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Second Restated Credit Agreement, our senior unsecured notes and other factors, and therefore is not assured. In particular, the Second Restated Credit Agreement and our senior unsecured notes prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our stockholders aggregated $70.8 million, $62.6 million and $56.9 million for the years ended December 31, 2021, 2020 and 2019, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2021, were comprised of borrowings under the Second Restated Credit Agreement, our senior unsecured notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties. Our contractual obligations and commitments as of December 31, 2021, exclusive of extension options and unamortized debt issuance costs, are summarized below (in thousands):

	Total	Less Than One Year	One to Three Years	Three to Five Years	More Than Five Years
Operating and finance leases	$15,736	$3,821	$5,881	$3,296	$2,738
Credit agreement	60,000	—	—	60,000	—
Senior unsecured notes	525,000	—	75,000	50,000	400,000
Interest on debt (a)	139,297	23,101	40,072	32,793	43,331
Estimated environmental remediation expenditures (b)	47,597	6,613	17,870	8,683	14,431
Capital improvements (c)	7,016	809	1,807	4,400	—
Total	$794,646	$34,344	$140,630	$159,172	$460,500

(a)	For our Second Restated Credit Agreement, which bears interest at variable rates, future interest expense was calculated using the cost of borrowing as of December 31, 2021.
(b)	Estimated environmental remediation expenditures have been adjusted for inflation and discounted to present value.
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

Revenue Recognition and Deferred Rent Receivable

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

We elected to treat lease concessions with option (1) above for the year ended December 31, 2021. There were no outstanding balances for lease concessions provided as a result of COVID-19 at December 31, 2021.

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

We anticipate that USTs at a number of properties we currently own and which were previously leased to Marketing will be replaced in the years ahead as these USTs near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such preexisting contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2021, we had accrued a total of $47.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.2 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2020, we had accrued a total of $48.1 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.7 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.7 million, $1.8 million and $2.0 million of net accretion expense was recorded for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2021, 2020 and 2019, we recorded credits to environmental expenses aggregating $1.8 million, $3.1 million and $5.4 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2021 and 2020, we increased the carrying values of certain of our properties by $3.0 million and $2.6 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, were $4.0 million, $4.0 million and $4.1 million, respectively. Capitalized asset retirement costs were $39.7 million (consisting of $24.1 million of known environmental liabilities and $15.6 million of reserves for future environmental liabilities) as of December 31, 2021, and $39.6 million (consisting of $23.6 million of known environmental liabilities and $16.0 million of reserves for future environmental liabilities) as of December 31, 2020. We recorded impairment charges aggregating $3.1 million and $3.5 million for the years ended December 31, 2021 and 2020, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2021 and 2020, we had accrued $1.9 million and $4.3 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million. The Second Restated Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on the Company’s consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date. We use borrowings under the Second Restated Credit Agreement to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Second Restated Credit Agreement as of December 31, 2021, were $60.0 million.

Based on our outstanding borrowings under the Second Restated Credit Agreement of $60.0 million for the year ended December 31, 2021, an increase in market interest rates of 1.0% for 2022 would decrease our 2022 net income and cash flows by approximately $0.6 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates and assumes that the $60.0 million outstanding borrowings under the Second Restated Credit Agreement is indicative of our future average floating interest rate borrowings for 2021 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Second Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

Item 8.    Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,	December 31,
	2021	2020
ASSETS:
Real Estate:
Land	$772,088	$707,613
Buildings and improvements	632,074	537,272
Investment in direct financing leases, net	71,647	77,238
Construction in progress	693	734
Real estate held for use	1,476,502	1,322,857
Less accumulated depreciation and amortization	(209,040)	(186,964)
Real estate held for use, net	1,267,462	1,135,893
Real estate held for sale, net	3,621	872
Real estate, net	1,271,083	1,136,765
Notes and mortgages receivable	14,699	11,280
Cash and cash equivalents	24,738	55,075
Restricted cash	1,723	1,979
Deferred rent receivable	46,933	44,155
Accounts receivable	3,538	3,811
Right-of-use assets - operating	21,092	24,319
Right-of-use assets - finance	379	763
Prepaid expenses and other assets	82,763	71,365
Total assets	$1,466,948	$1,349,512
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings under credit agreement	$60,000	$25,000
Senior unsecured notes, net	523,850	523,828
Environmental remediation obligations	47,597	48,084
Dividends payable	19,467	17,332
Lease liability - operating	22,980	25,045
Lease liability - finance	2,005	3,541
Accounts payable and accrued liabilities	45,941	47,081
Total liabilities	721,840	689,911
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,715,734 and 43,605,759 shares issued and outstanding, respectively	467	436
Additional paid-in capital	818,209	722,608
Dividends paid in excess of earnings	(73,568)	(63,443)
Total stockholders’ equity	745,108	659,601
Total liabilities and stockholders’ equity	$1,466,948	$1,349,512

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2021	2020	2019
Revenues:
Revenues from rental properties	$153,886	$144,601	$137,736
Interest on notes and mortgages receivable	1,522	2,745	2,919
Total revenues	155,408	147,346	140,655
Operating expenses:
Property costs	22,048	23,520	24,978
Impairments	4,404	4,258	4,012
Environmental	3,548	1,054	5,428
General and administrative	20,151	17,294	15,377
Depreciation and amortization	35,518	30,191	25,161
Total operating expenses	85,669	76,317	74,956

Gains on dispositions of real estate	16,718	4,548	1,063

Operating income	86,457	75,577	66,762

Other income, net	1,075	21,129	7,593
Interest expense	(24,672)	(26,085)	(24,632)
Loss on extinguishment of debt	—	(1,233)	—
Net earnings	$62,860	$69,388	$49,723

Basic earnings per common share:
Net Earnings	$1.37	$1.62	$1.19

Diluted earnings per common share:
Net Earnings	$1.37	$1.62	$1.19

Weighted average common shares outstanding:
Basic	44,782	42,040	41,072
Diluted	44,819	42,070	41,110

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,860	$69,388	$49,723
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	35,518	30,191	25,161
Impairment charges	4,404	4,258	4,012
Gains on dispositions of real estate	(16,718)	(4,548)	(1,063)
Loss on extinguishment of debt	—	1,233	—
Deferred rent receivable	(2,778)	(2,903)	(3,530)
Allowance for credit loss on notes and mortgages receivable and direct financing leases	(132)	368	—
Amortization of above-market and below-market leases	(71)	(314)	(623)
Amortization of investment in direct financing leases	4,846	4,210	3,526
Amortization of debt issuance costs	1,013	1,053	971
Accretion expense	1,705	1,841	2,006
Stock-based compensation expense	3,997	3,130	2,468
Changes in assets and liabilities:
Accounts receivable	60	(1,048)	(546)
Prepaid expenses and other assets	(997)	(1,253)	(503)
Environmental remediation obligations	(6,335)	(9,490)	(12,931)
Accounts payable and accrued liabilities	(554)	(13,289)	8,103
Net cash flow provided by operating activities	86,818	82,827	76,774
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(194,292)	(149,955)	(87,157)
Capital expenditures	(271)	(282)	(14)
Addition to construction in progress	(312)	(275)	(365)
Proceeds from dispositions of real estate	24,796	5,433	1,558
Deposits for property acquisitions	3,298	(2,368)	(510)
Issuance of notes and mortgages receivable	(13,515)	(2,932)	(464)
Collection of notes and mortgages receivable	10,564	22,962	4,399
Net cash flow used in investing activities	(169,732)	(127,417)	(82,553)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	175,000	140,000	75,000
Repayments under credit agreements	(140,000)	(135,000)	(175,000)
Proceeds from senior unsecured notes	—	175,000	125,000
Repayments under senior unsecured notes	—	(100,000)	—
Payment for extinguishment of debt	—	(1,233)	—
Payments of finance lease liability	(645)	(650)	(542)
Payments of cash dividends	(70,770)	(62,626)	(56,889)
Payments of debt issuance costs	(2,586)	(410)	(556)
Security deposits refunded	(233)	(31)	(347)
Payments in settlement of restricted stock units	(730)	(257)	(115)
Proceeds from issuance of common stock, net - ATM	92,285	63,187	14,150
Net cash flow provided by (used in) financing activities	52,321	77,980	(19,299)
Change in cash, cash equivalents and restricted cash	(30,593)	33,390	(25,078)
Cash, cash equivalents and restricted cash at beginning of year	57,054	23,664	48,742
Cash, cash equivalents and restricted cash at end of year	$26,461	$57,054	$23,664

	Year ended December 31,
	2021	2020	2019
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$23,690	$25,651	$23,030
Income taxes	355	350	304
Environmental remediation obligations	4,568	6,355	7,544
Non-cash transactions
Dividends declared but not yet paid	19,467	17,332	15,557
Issuance of notes and mortgages receivable related to property dispositions	$428	$792	$1,206

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates, discount rates and EBITDA to rent coverage ratios.

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. Upon adoption, we had five unitary leases subject to this standard classified as a direct financing leases with a net investment balance aggregating $82,366,000 prior to the credit loss adjustment. In these direct financing leases, the payment obligations of the lessees are collateralized by real estate properties. Historically, we have had no collection issues related to these direct financing leases; therefore, we assessed the probability of default on these leases based on the lessee’s financial condition, business prospects, remaining term of the lease, expected value of the underlying collateral upon its repossession, and our historical loss experience related to other leases in which we are the lessor. Based on the aforementioned considerations, we estimated a credit loss reserve related to these direct financing leases totaling $578,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes were not adjusted. During the year ended December 31, 2020, we recorded an allowance for credit losses of $340,000 on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. In addition, during the year ended December 31, 2021, we reduced our allowance for credit losses by $92,000 on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In conjunction with our adoption of ASU 2016-13 on January 1, 2020, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a credit loss reserve of $309,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the aggregate outstanding principal balance of $30,855,000 on the notes and mortgages receivable balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes were not adjusted. During the year ended December 31, 2020, we recorded an additional allowance for credit losses of $28,000 on these notes and mortgages receivable due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. In addition, during the year ended December 31, 2021, we reduced our allowance for credit losses by $40,000 on these notes and mortgages receivable due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations

From time to time, we may originate construction loans for the construction of income-producing properties. During the year ended December 31, 2021, we funded construction loans in the amount of $13.5 million. During the year ended December 31, 2021, we exercised our option to purchase two properties for $10.0 million for which we had previously funded construction loans in the amount of $7.8 million, at which time the loans were repaid in full. At December 31, 2021, there were $ 5.7 million of outstanding balances for construction loans. Our construction loans generally provide for funding only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction phase, the construction loan will be repaid with the proceeds from the sale of the property. We have the option to purchase the property at the end of the construction period.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2021 and 2020, restricted cash of $1,723,000 and $1,979,000, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2021, 2020 and 2019.

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

We elected to treat lease concessions with option (1) above for the year ended December 31, 2021. There were no outstanding balances for lease concessions provided as a result of COVID-19 at December 31, 2021.

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

We recorded impairment charges aggregating $4,404,000, $4,258,000 and $4,012,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $964,000 of the $4,404,000 in impairments recognized during the year ended December 31, 2021) and (ii) discounted cash flow models (this method was used to determine $484,000 of the $4,404,000 in impairments recognized during the year ended December 31, 2021). During the year ended December 31, 2021, we recorded the remaining impairments of $2,956,000 of the $4,404,000 due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2021, 2020 and 2019, impairment charges aggregating $919,000, $932,000 and $1,202,000, respectively, were related to properties that were previously disposed of by us.

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

NOTE 2. — LEASES

As of December 31, 2021, we owned 981 properties and leased 47 properties from third-party landlords. These 1,028 properties are located in 38 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 5 – Environmental Obligations.

Significant portion of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the automobile manufacturing, petroleum marketing and automobile aftermarket industries, each of which are highly competitive and can be subject to variability. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

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

Revenues from rental properties for the years ended December 31, 2021, 2020 and 2019, were $153,886,000, $144,601,000 and $137,736,000, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $138,691,000, $128,246,000 and $119,293,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $1,964,000 and $895,000, for the year ended December 31, 2021 and 2020, respectively, and increases in revenue of $960,000 for the year ended December 31,  2019.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $17,159,000, $17,250,000 and $17,483,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

We incurred $298,000, $351,000 and $373,000 of lease origination costs for the years ended December 31, 2021, 2020 and 2019, respectively. This deferred expense is recognized on a straight-line basis as amortization expense in our consolidated statements of operations over the terms of the various leases.

The components of the $71,647,000 investment in direct financing leases as of December 31, 2021 are lease payments receivable of $98,539,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $39,994,000 and $826,000 allowance for credit losses. The components of the $77,238,000 investment in direct financing leases as of December 31, 2020 are lease payments receivable of $113,256,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $49,028,000 and $918,000 allowance for credit losses.

In accordance with ASU 2016-13, we applied changes in loss reserves related to these direct financing leases totaling $578,000,  as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. During the year ended December 31, 2021 and 2020, we recorded a reduction and an additional allowance for credit losses of $92,000 and $340,000, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2021, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$131,868	$13,203
2023	131,442	13,237
2024	129,834	13,380
2025	129,466	13,412
2026	116,994	10,386
Thereafter	651,396	34,921
Total	$1,291,000	$98,539

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

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2021
Assets
Right-of-use assets – operating	$21,092
Right-of-use assets – finance	379
Total lease assets	$21,471
Liabilities
Lease liability – operating	$22,980
Lease liability – finance	2,005
Total lease liabilities	$24,985

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	8.8
Finance leases	6.8
Weighted-average discount rate
Operating leases (a)	4.80%
Finance leases	16.90%
(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2021
Operating lease cost	$4,240
Finance lease cost
Amortization of leased assets	645
Interest on lease liabilities	615
Short-term lease cost	-
Total lease cost	$5,500

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$3,255
Operating cash flows for finance leases	615
Financing cash flows for finance leases	$645

As of December 31, 2021, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$3,795	$838
2023	3,695	586
2024	3,549	515
2025	3,173	362
2026	2,963	265
Thereafter	11,213	523
Total lease payments	28,388	3,089
Less: amount representing interest	(5,408)	(1,084)
Present value of lease payments	$22,980	$2,005

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately eight years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2022 – $3,821,000, 2023 – $3,267,000, 2024 – $2,614,000, 2025 – $1,825,000, 2026 – $1,471,000 and $2,738,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $3,393,000, $3,769,000 and $4,664,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2021, 2020 and 2019, was $7,333,000, $7,892,000 and $8,699,000, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2021, we had four significant tenants by revenue:

•

We leased 150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16%  of our total revenues for the years ended December 31, 2021 and 2020. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 128 properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 14% and 15% of our total revenues for  the years ended December 31, 2021 and 2020, respectively. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 78 properties pursuant to three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 11% and 12% of our total revenues for the years ended December 31, 2021 and 2020, respectively.

•

We leased 69 properties pursuant to two separate unitary leases to subsidiaries of Chestnut Petroleum Dist., Inc. (“Chestnut”). In the aggregate, our leases with subsidiaries of Chestnut represented 9% and 10% of our total revenues for the years ended December 31, 2021 and 2020, respectively. The largest of these unitary leases, covering 52 of our properties, is guaranteed by the parent company, its principals and numerous Chestnut affiliates.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2021, 342 of the properties we own or lease were previously leased to Marketing, of which 310 properties are subject to long-term triple-net leases with petroleum distributors in 14 separate property portfolios and 24 properties are leased as single unit triple-net leases. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2021, we have a remaining commitment to fund up to $6,616,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2021, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,104,000 (net of accumulated amortization of $1,901,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2021 and 2020, we had accrued $1,925,000 and $4,275,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available.  We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of  Pennsylvania and Maryland, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. During the year ended December 31, 2020, we received $21,300,000 for legal litigation settlements.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are PRPs at the Diamond Alkali Superfund Site (“Superfund Site”), which includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey and a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”)

with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA, which is intended to address the investigation and evaluation of alternative remedial actions with respect to alleged damages to the LPRSA. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). The CPG agreed to an interim allocation formula for purposes of allocating the costs to complete the RI/FS among its members, with the understanding that this interim allocation formula is not binding on the parties in terms of any potential liability for the costs to remediate the LPRSA. The CPG submitted to the EPA its draft RI/FS in 2015, which sets forth various alternatives for remediating the entire 17 miles of the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, The CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identifies various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On December 11, 2020, the EPA conditionally approved the CPG’s IR/FS for the upper 9-miles of the LPRSA, which recognizes that interim actions and adaptive management may be appropriate before deciding a final remedy. The EPA published the Proposed Plan for the upper 9-mile IR/FS for public comment and subsequently issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”).  There is currently no mechanism in place requiring any parties to implement the Upper 9-mile IR ROD.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the remedial actions addressed in the Lower 8-mile ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of future cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements, but we believe we meet the EPA’s criteria for a cash out settlement and should be considered for same in any future discussions. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the initial group of parties to resolve their respective alleged liability for the Lower 8-mile ROD work, each for a payment to the EPA in the amount of $280,600. In August 2017, the EPA appointed an independent third-party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice, which process has concluded leading to an agreement in principle between the EPA and certain of the allocation proceeding participants, including us, concerning a cash-out settlement for the entire 17-mile stretch of the Lower Passaic River and its tributaries, which is subject to negotiation and court approval and entry of a consent decree.

On June 30, 2018, Occidental filed a complaint in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for its alleged expenses with respect to the investigation, design, and anticipated implementation of the remedy for the Lower 8-mile ROD work the (“Occidental lawsuit”). The complaint lists over 120 defendants, including us, many of whom were also named in the EPA’s 2016 Notice. Factual discovery is ongoing, and we are defending the claims consistent with our defenses in the related proceedings. In

January 2022, the defendants in the Occidental lawsuit, including us, collectively filed a motion seeking the Court’s permission to file a motion to stay the litigation to allow the related allocation proceedings and resulting settlement discussions with the EPA to continue unencumbered by the time and costs of litigation and discovery that could later be obviated by a settlement. The Court is currently considering whether to rule on this motion for a stay of the proceedings.

Based on currently known facts and circumstances, including, among other factors, the agreement in principle with the EPA noted above, anticipated allocations, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear the costs of remediation and/or damages, the Company does not believe that resolution of this matter as relates to the Company is reasonably likely to have a material impact on our results of operations. Nevertheless, in the event the agreement in principle is not approved by the Court, and/or there are one or more adverse determinations related to this matter,  performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation; hence our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. For these reasons, we are unable to estimate a possible loss or range of loss in excess of the amount we have accrued for the Lower Passaic River proceedings as of the date of this Annual Report on Form 10-K, and it is therefore possible that losses related to the Lower Passaic River proceedings could exceed the amounts accrued as of the date hereof, which could cause a material adverse effect on our results of operations.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The named plaintiff is the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The complaint names us and more than 50 other petroleum refiners, manufacturers, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have distributed, stored and sold MTBE gasoline in Pennsylvania. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

The case was filed in the Court of Common Pleas, Philadelphia County, but was removed by defendants to the United States District Court for the Eastern District of Pennsylvania and then transferred to the United States District Court for the Southern District of New York so that it may be managed as part of the ongoing MTBE MDL proceedings. In November 2015, plaintiffs filed a Second Amended Complaint naming additional defendants and adding factual allegations against the defendants. We joined with other defendants in the filing of a motion to dismiss the claims against us, which was granted in part and denied in part. We are vigorously defending the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

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

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. We are vigorously defending the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known.

NOTE 4. — DEBT

The amounts outstanding under our Second Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	December 31, 2021	December 31, 2020
Revolving Facility	October 2025	1.40%	$60,000	$25,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D Notes	June 2028	5.47%	50,000	50,000
Series E Notes	June 2028	5.47%	50,000	50,000
Series F Notes	September 2029	3.52%	50,000	50,000
Series G Notes	September 2029	3.52%	50,000	50,000
Series H Notes	September 2029	3.52%	25,000	25,000
Series I Notes	November 2030	3.43%	100,000	100,000
Series J Notes	November 2030	3.43%	50,000	50,000
Series K Notes	November 2030	3.43%	25,000	25,000
Total debt			585,000	550,000
Unamortized debt issuance costs, net (a)			(3,880)	(2,307)
Total debt, net			$581,120	$547,693

(a)

Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2021 and 2020, of $2,730 and $1,135, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

The Revolving Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at the Company's option.  The Company's exercise of an extension option is subject to the absence of any default under the Second

Restated Credit Agreement and the Company's compliance with certain conditions, including the payment of extension fees to the Lenders under the Revolving Facility and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

Senior Unsecured Notes

On December 4, 2020, we entered into a fifth amended and restated note purchase and guarantee agreement (the “Fifth Amended and Restated Prudential Agreement”) with Prudential and certain of its affiliates amending and restating our existing fourth amended and restated note purchase and guarantee agreement. Pursuant to the Fifth Amended and Restated Prudential Agreement, we issued $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) to Prudential, and completed the early redemption of our 6.0% Series A Guaranteed Senior Notes due February 25, 2021 in the original aggregate principal amount of $100.0 million. The other senior unsecured notes outstanding under the fourth amended and restated note purchase and guarantee agreement with Prudential, including (i) $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”), (ii) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (iii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), and (e) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) remain outstanding under the Fifth Amended and Restated Prudential Agreement.

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated AIG Agreement”) with American General Life Insurance Company amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated AIG Agreement, we issued $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”) to AIG.  The $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) that were outstanding under the existing note purchase and guarantee agreement remain outstanding under the First Amended and Restated AIG Agreement.

On December 4, 2020, we entered into a first amended and restated note purchase and guarantee agreement (the “First Amended and Restated MassMutual Agreement”) with Massachusetts Mutual Life Insurance Company and certain of its affiliates amending and restating our existing note purchase and guarantee agreement. Pursuant to the First Amended and Restated MassMutual Agreement, we issued $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”) to MassMutual. The $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) that were outstanding under the existing note purchase and guarantee agreement outstanding under the First Amended and Restated MassMutual.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Note Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Note Agreement, we issued $50,000,000 of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes).

On October 27, 2021, we entered into amendments to each of the note purchase and guarantee agreements governing the senior unsecured notes in order to conform the financial covenants therein to the corresponding provisions in the Second Restated Credit Agreement.

Covenants

The Second Restated Credit Agreement and our senior unsecured notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement and our senior unsecured notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Second Restated Credit Agreement and our senior unsecured notes, and could result in the acceleration of our indebtedness under the Second Restated Credit Agreement and our senior unsecured notes. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Second Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Second Restated Credit Agreement.

As of December 31, 2021, we are in compliance with all of the material terms of the Second Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2021, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2022	$—	$—	$—
2023	—	75,000	75,000
2024	—	—	—
2025	60,000	50,000	110,000
2026	—	—	—
Thereafter	—	400,000	400,000
Total	$60,000	$525,000	$585,000

(a)

The Revolving Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term of the Revolving Facility for two six months periods to October 2026.

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

We anticipate that USTs at a number of properties we currently own and which were previously leased to Marketing will be replaced in the years ahead as these USTs near the end of their useful lives. For long-term, triple-net leases covering sites previously leased to Marketing, our tenants are responsible for the cost of removal and replacement of USTs and for remediation of contamination found during such UST removal and replacement, unless such contamination was found during the first 10 years of the lease term and also existed prior to commencement of the lease. In those cases, we are responsible for costs associated with the remediation of such preexisting contamination. We have also agreed to be responsible for environmental contamination that existed prior to the sale of certain properties assuming the contamination is discovered (other than as a result of a voluntary site investigation) during the first five years after the sale of the properties.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2021, we had accrued a total of $47,597,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,382,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,215,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2020, we had accrued a total of $48,084,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,718,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,366,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,705,000, $1,841,000 and $2,006,000 of net accretion expense was recorded for the years ended December 31, 2021, 2020 and 2019, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2021, 2020 and 2019, we recorded credits to environmental expenses aggregating $1,768,000, $3,136,000 and $5,386,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the years ended December 31, 2021, 2020 and 2019, changes in environmental estimates aggregating, $147,000, $154,000 and $324,000, respectively, were related to properties that were previously disposed of by us.

During the years ended December 31, 2021 and 2020, we increased the carrying values of certain of our properties by $3,004,000 and $2,596,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2021, 2020 and 2019, were $4,004,000, $4,020,000 and $4,132,000, respectively. Capitalized asset retirement costs were $39,670,000 (consisting of $24,075,000 of known environmental liabilities and $15,595,000 of reserves for future environmental liabilities) as of December 31, 2021, and $39,610,000 (consisting of $23,573,000 of known environmental liabilities and $16,037,000 of reserves for future environmental liabilities) as of December 31, 2020. We recorded impairment charges aggregating $3,074,000 and $3,502,000 for the years ended December 31, 2021 and 2020, respectively, for capitalized asset retirement costs.

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

NOTE 6. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2021, 2020 and 2019, of $355,000, $350,000 and $304,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2021, 2020 and 2019, were: ordinary income of 73.0%, 88.7% and 96.6%, capital gain distributions of 5.5%, 3.4% and 3.4% and non-taxable distributions of 21.5%, 7.9% and 0.0%, respectively.

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2018, 2019 and 2020, and tax returns which will be filed for the year ended 2021, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2021 or 2020. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2021, 2020 and 2019, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
BALANCE, DECEMBER 31, 2018	40,855	$409	$638,178	$(57,423)	$581,164
Net earnings				49,723	49,723
Dividends declared — $1.42 per share				(59,402)	(59,402)
Shares issued pursuant to ATM Program, net	449	4	14,146	—	14,150
Shares issued pursuant to dividend reinvestment	47	1	1,450	—	1,451
Stock-based compensation and settlements	17	—	2,353	—	2,353
BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Cumulative-effect adjustment for the adoption of new accounting pronouncement				$(886)	(886)
Net earnings				69,388	69,388
Dividends declared — $1.50 per share				(64,843)	(64,843)
Shares issued pursuant to ATM Program, net	2,208	22	63,165	—	63,187
Shares issued pursuant to dividend reinvestment	14	—	443	—	443
Stock-based compensation and settlements	16	—	2,873	—	2,873
BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601

Net earnings				62,860	62,860
Dividends declared — $1.58 per share				(72,985)	(72,985)
Shares issued pursuant to ATM Program, net	3,043	30	92,255	—	92,285
Shares issued pursuant to dividend reinvestment	3	—	80	—	80
Stock-based compensation and settlements	64	1	3,266	—	3,267
BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108

On March 1, 2021 and July 19, 2021, our Board of Directors granted 192,550 and 3,500 restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2020, and December 14, 2020, our Board of Directors granted 176,050 and 15,000 of RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

ATM Program

 In March 2018, we established an at-the-market equity offering program (the “2018 ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. The 2018 ATM Program was terminated in January 2021. In February 2021, we established a new at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250,000,000 through a consortium of banks acting as agents. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. In connection with the expansion of the ATM Program, we may also sell shares of common stock under forward sale agreements.  The use of a forward sale agreement would allow us to lock in a price on the sale of shares of common stock at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.

During the years ended December 31, 2021 and 2020, we issued 3,043,000 and 2,208,000 shares of common stock and received net proceeds of $92,285,000 and $63,187,000, respectively, under the 2018 ATM Program and ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us. We have not entered into any forward sale agreements.

Dividends

For the year ended December 31, 2021, we paid regular quarterly dividends of $70,770,000 or $1.56 per share. For the year ended December 31, 2020, we paid regular quarterly dividends of $62,626,000 or $1.48 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2021 and 2020, we issued 2,681 and 14,229 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $80,000 and $443,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $3,997,000, $3,130,000 and $2,468,000 for the years ended December 31, 2021, 2020 and 2019, respectively, and is included in general and administrative expense in our consolidated statements of operations.

NOTE 8. — EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In May 2014, an Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Restated Plan”) was approved at our annual meeting of stockholders. The Restated Plan maintained the 2004 Plan’s authorization to grant awards with respect to an aggregate of 1,000,000 shares of common stock, extended the term to May 2019 and increased the aggregate maximum number of shares of common stock that may be subject to awards granted during any calendar year to 100,000. In May 2017, the Second Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Second Restated Plan”) was approved at our annual meeting of stockholders, in order to, among other things, (i) increase by 500,000 to a total of 1,500,000 the aggregate number of shares that the Company may issue under awards granted pursuant to the Second Restated Plan; (ii) increase from 100,000 to 200,000 the maximum number of shares that may be subject to awards made in a calendar year to all participants under the Second Restated Plan; and (iii) extended the term of the Second Restated Plan to May 2022.   In April 2021, the Third Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Third Restated Plan”) was approved at our annual meeting of stockholders, in order to, among other things: (i) increase by 2,500,000, to a total of 4,000,000 the aggregate number of shares that the Company may issue under awards granted pursuant to the Third Restated Plan; (ii) remove the limit on the maximum number of shares that may be subject to awards made in a calendar year to all participants under the Third Restated Plan; (iii) include a minimum restriction period of one year for all awards (subject to certain exceptions); (iv) extend the term of the Restated Plan until February 22, 2031. RSUs awarded under the 2004 Plan, the Restated Plan, the Second Restated Plan and the Third Restated Plan vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant.

We awarded to employees and directors 196,050, 191,050 and 156,750 RSUs and dividend equivalents in 2021, 2020 and 2019, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after the grant date (or the tenth anniversary of the first vesting date for RSU’s granted in 2016-2018) or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2021, 2020 and 2019, dividend equivalents aggregating approximately $1,485,000, $1,279,000 and $997,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount	Average Per RSU
RSUs OUTSTANDING AT DECEMBER 31, 2018	573,575
Granted	156,750	$5,203,000	$33.19
Settled	(28,300)	$943,800	$33.35
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2019	702,025
Granted	191,050	$5,534,000	$28.97
Settled	(24,250)	$701,500	$28.93
Cancelled	(31,350)	$904,552	$28.85
RSUs OUTSTANDING AT DECEMBER 31, 2020	837,475
Granted	196,050	$5,594,000	$28.53
Settled	(112,125)	$3,293,000	$29.37
Cancelled	—	$—	$—
RSUs OUTSTANDING AT DECEMBER 31, 2021	921,400

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2021, 2020 and 2019, was $3,976,000, $3,109,000 and $2,447,000, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2021, there was $10,739,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately four years. The aggregate intrinsic value of the 921,400 outstanding RSUs and the 456,190 vested RSUs as of December 31, 2021, was $29,568,000 and $14,639,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value
RSUs VESTED AT DECEMBER 31, 2018	289,020
Vested	88,415	$2,906,200
Settled	(28,300)	$943,800
RSUs VESTED AT DECEMBER 31, 2019	349,135
Vested	95,750	$2,637,000
Settled	(24,250)	$701,500
RSUs VESTED AT DECEMBER 31, 2020	420,635
Vested	147,680	$4,739,000
Settled	(112,125)	$3,293,000
RSUs VESTED AT DECEMBER 31, 2021	456,190

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $379,000, $353,000 and $327,000 for the years ended December 31, 2021, 2020 and 2019, respectively. These amounts are included in general and administrative expense in our consolidated statements of operations.  For the year ended December 31, 2021 and 2019, we distributed $95,000 and $30,000, respectively from the Supplemental Plan to former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2020.

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

Diluted earnings per common share, also gives effect to the potential dilution from the exercise of stock options utilizing the treasury stock method. There were no options outstanding as of December 31, 2021, 2020 and 2019.

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
(in thousands):	2021	2020	2019
Net earnings	$62,860	$69,388	$49,723
Less dividend equivalents attributable to RSUs outstanding	(1,437)	(1,355)	(997)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	61,423	68,033	48,726
Weighted average common shares outstanding:
Basic	44,782	42,040	41,072
Incremental shares from stock-based compensation	37	30	38
Diluted	44,819	42,070	41,110
Basic earnings per common share	$1.37	$1.62	$1.19
Diluted earnings per common share	$1.37	$1.62	$1.19

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2021 and 2020, the carrying value of the borrowings under the Second Restated Credit Agreement approximated fair value. As of December 31, 2021 and 2020, the fair value of the borrowings under senior unsecured notes was $561,600,000 and $549,800,000, respectively. The fair value of the borrowings outstanding as of December 31, 2021 and 2020, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of December 31, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,168	$—	$—	$1,168
Liabilities:
Deferred compensation	$—	$1,168	$—	$1,168

The following summarizes as of December 31, 2020, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$970	$—	$—	$970
Liabilities:
Deferred compensation	$—	$970	$—	$970

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2021 and 2020, of $1,102,000 and $1,979,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates. For information regarding the valuation techniques and unobservable inputs used when assessing impairments of real estate assets, see Note 1 - Summary of Significant Accounting Policies.

NOTE 11. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of December 31, 2021 and 2020, there were 13 and three properties, respectively, that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following at December 31, 2021 and 2020 (in thousands):

	Year ended December 31,
	2021	2020
Land	$2,949	$486
Buildings and improvements	2,247	483
	5,196	969
Accumulated depreciation and amortization	(1,575)	(97)
Real estate held for sale, net	$3,621	$872

During the year ended December 31, 2021, we sold 16 properties, in separate transactions, which resulted in an aggregate gain of $16,408,000, included in gain on dispositions of real estate, on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $478,000 and realized a loss of $168,000 related to lease expirations, included in gain on dispositions of real estate, on our consolidated statements of operations.

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

NOTE 12. — QUARTERLY FINANCIAL DATA

The following is a summary of the quarterly results of operations for the years ended December 31, 2021 and 2020 (unaudited as to quarterly information) (in thousands, except per share amounts):

	Three Months Ended
Year Ended December 31, 2021	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$36,951	$38,263	$39,667	$39,005
Net earnings	$17,927	$12,890	$14,011	$18,032
Diluted earnings per common share:
Net earnings	$0.40	$0.28	$0.30	$0.38

Year Ended December 31, 2020	March 31,	June 30,	September 30,	December 31,
Revenues from rental properties	$34,650	$36,336	$37,194	$36,421
Net earnings	$12,700	$10,973	$11,884	$33,831
Diluted earnings per common share:
Net earnings	$0.30	$0.26	$0.27	$0.77

NOTE 13. — PROPERTY ACQUISITIONS

2021

During the twelve months ended December 31, 2021, we acquired fee simple interests in 97 properties for an aggregate purchase price of $194,292,000.

In September 2021 and November 2021, we acquired fee simple interests in a total of 22 convenience stores located in the Charlotte (NC), Raleigh (NC) and other metropolitan areas in the Southeast for an aggregate purchase price of $65,457,000 and entered into a unitary lease at the closing of the transactions. We funded the transaction with available cash and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually beginning in year three of the initial term and each year of the renewal terms of the lease. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $40,935,000 of the purchase price to land, $20,242,000 to buildings and improvements, $5,375,000 to in-place leases and $1,095,000 to below-market leases which is accounted for as a deferred liability.

In May 2021, we acquired fee simple interests in 46 oil change centers located throughout Michigan and Ohio and subject to existing, individual leases for an aggregate purchase price of $31,018,000.  We funded the transaction with available cash and funds available under our Revolving Facility. The leases had approximately 11.5 years of initial term remaining as of the date of acquisition and include three five-year renewal options. The leases require our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase every five years during the initial and renewal terms of the lease. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,551,000 of the purchase price to land, $22,539,000 to buildings and improvements, $3,120,000 to in-place leases, $2,224,000 to above-market leases, and $1,416,000 to below-market leases which is accounted for as a deferred liability.

On multiple dates in March, April, May, July, September and November 2021, we acquired fee simple interests in a total of ten car wash properties in the Cincinnati (OH), Lansing (MI) and Lexington (KY) metropolitan areas for an aggregate purchase price of $35,002,000 and entered into a single unitary lease at the closing of the transactions. We funded the transactions with available cash and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $6,266,000 of the purchase price to land, $25,805,000 to buildings and improvements, and $2,931,000 to in-place leases.

In addition, during the twelve months ended December 31, 2021, we acquired fee simple interests in seven car wash properties, five oil change centers, three convenience stores, three tire service centers and one quick service restaurant in various individual transactions for an aggregate purchase price of $62,815,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $20,781,000 of the purchase price to land, $36,554,000 to buildings and improvements and $5,119,000 to in-place leases, $606,000 to above-market leases and $244,000 to below-market leases which is accounted for as a deferred liability.

2020

During the twelve months ended December 31, 2020, we acquired fee simple interest in eight convenience stores and 26 car wash properties for an aggregate purchase price of $149,955,000.

In February 2020, we acquired fee simple interests in ten car wash properties located in the Kansas City metropolitan area for an aggregate purchase price of $50,303,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,775,000 of the purchase price to land, $41,093,000 to buildings and improvements, $3,727,000 to in-place leases, $1,955,000 to above-market leases and $1,247,000 to below-market leases, which is accounted for as a deferred liability.

In August 2020, we acquired fee simple interests in seven car wash properties located in the San Antonio metropolitan area for an aggregate purchase price of $28,302,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the third anniversary of the commencement date and annually thereafter during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,335,000 of the purchase price to land, $21,093,000 to buildings and improvements, $2,396,000 to in-place leases and $522,000 to below-market leases, which is accounted for as a deferred liability.

In October 2020, we acquired fee simple interests in six convenience stores located throughout the state of Texas for an aggregate purchase price of $28,722,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction through funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires the tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase on the fifth and tenth anniversary of the commencement date during the initial and renewal terms of the lease. We accounted for the acquisition of the properties as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $16,561,000 of the purchase price to land, $9,595,000 to buildings and improvements and $2,566,000 to in-place leases.

In addition, during the year ended December 31, 2020, we acquired fee simple interests in nine car wash properties and two convenience stores in various individual transactions for an aggregate purchase price of $42,628,000. We accounted for these acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets for each of these acquisitions (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $13,601,000 of the purchase price to land, $26,032,000 to buildings and improvements and $2,995,000 to in-place leases.

NOTE 14. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $6,164,000 and $3,859,000 (net of accumulated amortization of $6,572,000 and $6,047,000, respectively) at December 31, 2021 and 2020, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $19,827,000 and $18,787,000 (net of accumulated amortization of $23,356,000 and $21,641,000, respectively) at December 31, 2021 and 2020, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $1,221,000, $1,438,000 and $1,955,000 for the years ended December 31, 2021, 2020 and 2019, respectively. Rent expense included amortization from acquired leases of $31,000, $97,000 and $333,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

In-place leases are included in prepaid expenses and other assets and had a balance of $60,928,000 and $49,031,000 (net of accumulated amortization of $21,435,000 and $16,788,000, respectively) at December 31, 2021 and 2020, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $4,647,000, $3,745,000 and $3,134,000 for the years ended December 31, 2021, 2020 and 2019, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2022	$597,000	$1,748,000	$4,143,000
2023	597,000	1,658,000	4,061,000
2024	583,000	1,658,000	3,993,000
2025	524,000	1,635,000	3,941,000
2026	524,000	1,550,000	3,892,000
Thereafter	3,339,000	11,578,000	40,898,000
	$6,164,000	$19,827,000	$60,928,000

NOTE 15. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2021, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from December 31, 2021, through the date the financial statements were issued.

On February 22, 2022, we entered into (i) an amended and restated note purchase and guarantee agreement (the “Sixth Amended and Restated Prudential Agreement”) with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”), (ii) an amended and restated note purchase and guarantee agreement (the “Second Amended and Restated AIG Agreement”) with American General Life Insurance Company (“AIG”), (iii) an amended and restated note purchase and guarantee agreement (the “Second Amended and Restated MassMutal Agreement”) with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”), and (iv) a note purchase and guarantee agreement (the “New York Life Agreement”) with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”). Together, the Sixth Amended and Restated Prudential Agreement, the Second Amended and Restated AIG Agreement, the Second Amended and Restated MassMutal Agreement, and the New York Life Agreement are the “Note Purchase Agreements”.

Pursuant to the Sixth Amended and Restated Prudential Agreement, we will issue $80,000,000 of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential on January 20, 2023.

Pursuant to the Second Amended and Restated AIG Agreement, we issued $55,000,000 of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG.

Pursuant to the Second Amended and Restated MassMutual Agreement, we issued $20,000,000 of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) to MassMutual, and will issue $20,000,000 of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual on January 20, 2023.

Pursuant to the New York Life Agreement, we issued $25,000,000 of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) to New York Life, and will issue $25,000,000 of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”) to New York Life on January 20, 2023.

The Note Purchase Agreements contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Note Purchase Agreements also contain customary events of default, including default under the Second Restated Credit Agreement and failure to maintain REIT status. Any event of default, if not cured or waived, could result in the acceleration of our indebtedness under the Note Purchase Agreements and could also give rise to an event of default under, and result in the acceleration of our obligations under, the Second Restated Credit Agreement.

We used the net proceeds from the issuance of the Series L Notes, Series M Notes and Series N Notes to repay all amounts outstanding on the Revolving Facility and for general corporate purposes, including to fund investment activity.  We will use the net proceeds from the issuance of the Series O Notes, Series P Notes and Series Q Notes to prepay in full our $75,000,000 5.35% Series B Notes due June 2, 2023 and for general corporate purposes, including to fund investment activity.

The foregoing descriptions of the Note Purchase Agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of such documents, copies of which will be filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending on March 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 13 to the consolidated financial statements, during the year ended December 31, 2021, the Company acquired fee simple interests in 97 properties which were accounted for as asset acquisitions for an aggregate purchase price of $194,292,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, discount rates, and the EBITDA-to-rent coverage ratios.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for asset acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements for purchase price allocations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the audit evidence for the relevant significant assumptions relating to the tangible and intangible assets, such as the capitalization rates, market rental rates, discount rates, and EBITDA-to-rent coverage ratios, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the development of significant inputs and assumptions used in the estimated fair values of tangible and intangible assets. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing the process used by management to develop fair value estimates of acquired tangible and intangible assets, which involved evaluating the appropriateness of the valuation methods used and the reasonableness of the significant assumptions related to capitalization rates, market rental rates, discount rates, and EBITDA-to-rent coverage ratios. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. Testing the process used by management involved testing the completeness and accuracy of data provided by management.

Environmental Remediation Obligations

As described in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2021 management has accrued a total of $47,597,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property.

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

February 24, 2022

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2021, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

Changes in Internal Control over Financial Reporting

There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fourth fiscal quarter to which this report relates that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers is incorporated herein by reference to information under the heading “Executive Officers” in the Proxy Statement. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement. Information with respect to directors, the audit committee and the audit committee financial expert, and procedures by which stockholders may recommend nominees to the board of directors in response to this item is incorporated herein by reference to information under the headings “Election of Directors” and “Directors’ Meetings, Committees and Executive Officers” in the Proxy Statement.

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

There were no such relationships or transactions to report for the year ended December 31, 2021.

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

Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended December 31, 2021, 2020 and 2019
Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2021
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2021

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 96 of this Annual Report on Form 10-K.

Item 16.    Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE II — VALUATION and QUALIFYING ACCOUNTS and RESERVES

for the years ended December 31, 2021, 2020 and 2019

(in thousands)

	Balance at Beginning of Year	Additions	Deductions	Balance at End of Year
December 31, 2021:
Allowance for accounts receivable	$—	$—	$—	$—
December 31, 2020:
Allowance for accounts receivable	$—	$—	$—	$—
December 31, 2019:
Allowance for accounts receivable	$2,094	$480	$2,574	$—

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2021

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2021	2020	2019
Investment in real estate:
Balance at beginning of year	$1,246,588	$1,113,651	$1,043,106
Acquisitions and capital expenditures	182,110	141,240	80,518
Impairments	(5,409)	(5,324)	(4,252)
Sales and condemnations	(12,595)	(2,603)	(2,246)
Lease expirations/settlements	(643)	(376)	(3,475)
Balance at end of year	$1,410,051	$1,246,588	$1,113,651

Accumulated depreciation and amortization:
Balance at beginning of year	$187,061	$165,892	$150,691
Depreciation and amortization	30,126	25,869	21,573
Impairments	(1,382)	(1,066)	(240)
Sales and condemnations	(4,256)	(929)	(546)
Lease expirations/settlements	(934)	(2,705)	(5,586)
Balance at end of year	$210,615	$187,061	$165,892

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Phenix City, AL	$1,670	$0	$942	$728	$1,670	$112	2019
Troy, AL	2,595	-	677	1,918	2,595	32	2021
Fayetteville, AR	2,266	-	1,637	629	2,266	117	2018
Fayetteville, AR	2,867	-	1,971	896	2,867	166	2018
Hope, AR	1,472	-	999	473	1,472	88	2018
Jacksonville, AR	1,526	-	730	796	1,526	13	2021
Jonesboro, AR	2,985	-	330	2,655	2,985	1,597	2007
Lake Charles, AR	1,069	-	620	449	1,069	88	2018
Lake Charles, AR	1,468	-	1,002	466	1,468	86	2018
Little Rock, AR	978	-	535	443	978	93	2018
Little Rock, AR	2,763	-	497	2,266	2,763	283	2019
Marion, AR	1,991	-	1,407	584	1,991	10	2021
Pine Bluff, AR	2,985	-	2,166	819	2,985	148	2018
Rogers, AR	927	-	533	394	927	83	2018
Sulphur, AR	777	-	375	402	777	89	2018
Texarkana, AR	1,592	-	1,058	534	1,592	104	2018
Buckeye, AZ	3,928	-	2,334	1,594	3,928	376	2017
Chandler, AZ	1,838	-	1,261	577	1,838	163	2017
Gilbert, AZ	1,448	-	983	465	1,448	129	2017
Gilbert, AZ	1,602	-	796	806	1,602	220	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	385	2017
Gilbert, AZ	3,204	-	1,839	1,365	3,204	346	2017
Glendale, AZ	1,722	-	1,178	544	1,722	146	2017
Mesa, AZ	1,503	-	839	664	1,503	177	2017
Mesa, AZ	2,185	-	1,612	573	2,185	155	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	284	2017
Peoria, AZ	1,331	-	992	339	1,331	99	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	123	2018
Phoenix, AZ	2,177	-	1,532	645	2,177	172	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	406	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	416	2017
San Tan Valley, AZ	4,022	-	2,549	1,473	4,022	386	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	340	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	590	2017
Tucson, AZ	1,261	-	664	597	1,261	158	2017
Tucson, AZ	1,301	-	557	744	1,301	195	2017
Tucson, AZ	1,303	-	590	713	1,303	190	2017
Tucson, AZ	2,085	-	1,487	598	2,085	170	2017
Tucson, AZ	3,652	-	2,924	728	3,652	193	2017
Alhambra, CA	6,591	-	6,078	513	6,591	80	2019
Bellflower, CA	1,369	-	910	459	1,369	314	2007
Benicia, CA	2,224	-	1,058	1,166	2,224	817	2007
Chula Vista, CA	2,385	-	889	1,496	2,385	518	2014
Coachella, CA	2,235	-	1,217	1,018	2,235	687	2007
Cotati, CA	6,072	-	4,008	2,064	6,072	748	2015
Fillmore, CA	1,354	-	950	404	1,354	276	2007
Grass Valley, CA	1,485	-	853	632	1,485	236	2015
Harbor City, CA	4,442	-	3,597	845	4,442	147	2019

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Hercules, CA	$6,900	$0	$6,018	$882	$6,900	$5	2021
Hesperia, CA	1,643	-	849	794	1,643	520	2007
Hesperia, CA	2,055	-	492	1,563	2,055	688	2015
Indio, CA	1,250	-	302	948	1,250	369	2015
Indio, CA	2,727	-	1,486	1,241	2,727	507	2015
La Palma, CA	1,971	-	1,389	582	1,971	394	2007
La Puente, CA	7,615	-	6,405	1,210	7,615	519	2015
Lakeside, CA	3,715	-	2,695	1,020	3,715	415	2015
Lakewood, CA	2,612	-	1,804	808	2,612	123	2019
Los Angeles, CA	6,612	-	5,006	1,606	6,612	682	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	548	2015
Ontario, CA	6,613	-	4,523	2,090	6,613	887	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	579	2015
Pomona, CA	1,497	-	674	823	1,497	122	2019
Pomona, CA	2,347	-	1,916	431	2,347	72	2019
Riverside, CA	2,130	-	1,619	511	2,130	259	2015
Riverside, CA	2,737	-	1,216	1,521	2,737	563	2014
Sacramento, CA	3,193	-	2,207	986	3,193	427	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	629	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	700	2015
San Dimas, CA	1,941	-	749	1,192	1,941	748	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	545	2015
San Leandro, CA	5,978	-	5,078	900	5,978	404	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	533	2015
Stockton, CA	1,187	-	627	560	1,187	243	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	601	2015
Torrance, CA	5,386	-	4,017	1,369	5,386	185	2019
Aurora, CO	2,874	-	2,284	590	2,874	160	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	394	2015
Broomfield, CO	1,785	-	1,388	397	1,785	118	2017
Broomfield, CO	2,380	-	1,496	884	2,380	216	2017
Castle Rock, CO	5,269	(128)	3,141	2,000	5,141	819	2015
Colorado Springs, CO	1,382	-	756	626	1,382	161	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	118	2017
Denver, CO	2,157	-	1,579	578	2,157	164	2017
Englewood, CO	2,495	-	2,207	288	2,495	95	2017
Golden, CO	4,641	-	3,247	1,394	4,641	555	2015
Golden, CO	6,151	-	4,201	1,950	6,151	817	2015
Greenwood Village, CO	4,077	-	2,889	1,188	4,077	452	2015
Highlands Ranch, CO	4,356	-	2,921	1,435	4,356	584	2015
Lakewood, CO	2,349	-	1,541	808	2,349	312	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	758	2015
Lone Tree, CO	6,612	-	5,125	1,487	6,612	631	2015
Longmont, CO	3,619	-	2,315	1,304	3,619	554	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	574	2015
Monument, CO	3,828	-	2,798	1,030	3,828	304	2017
Morrison, CO	5,081	-	3,018	2,063	5,081	867	2015
Superior, CO	3,748	-	2,477	1,271	3,748	516	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Thornton, CO	$5,003	$0	$2,722	$2,281	$5,003	$928	2015
Westminster, CO	1,457	-	752	705	1,457	279	2015
Avon, CT	731	50	403	378	781	316	2002
Bridgeport, CT	313	298	204	407	611	320	1985
Bridgeport, CT	350	330	228	452	680	364	1985
Bridgeport, CT	377	391	246	522	768	434	1985
Bristol, CT	1,594	-	1,036	558	1,594	383	2004
Brookfield, CT	58	483	20	521	541	434	1985
Cheshire, CT	490	(17)	267	206	473	124	1985
Darien, CT	667	267	434	500	934	490	1985
Durham, CT	994	-	-	994	994	994	2004
Ellington, CT	1,295	-	842	453	1,295	311	2004
Hamden, CT	645	-	527	118	645	17	2018
Hartford, CT	665	-	432	233	665	160	2004
Meriden, CT	1,532	-	989	543	1,532	376	2004
Middletown, CT	133	429	131	431	562	341	1987
New Haven, CT	217	297	141	373	514	287	1985
New Haven, CT	539	209	351	397	748	367	1985
New Haven, CT	1,413	(264)	569	580	1,149	376	1985
Newington, CT	954	-	620	334	954	229	2004
North Haven, CT	90	617	365	342	707	209	1982
Norwalk, CT	511	39	332	218	550	210	1985
Norwalk, CT	-	693	402	291	693	189	1988
Old Greenwich, CT	-	1,219	620	599	1,219	403	1969
Plymouth, CT	931	-	605	326	931	224	2004
Shelton, CT	3,679	-	1,645	2,034	3,679	30	2021
South Windham, CT	644	1,398	598	1,444	2,042	837	2004
South Windsor, CT	545	-	337	208	545	151	2004
Stamford, CT	507	16	330	193	523	185	1985
Stamford, CT	603	103	393	313	706	277	1985
Stamford, CT	507	450	330	627	957	505	1985
Suffield, CT	237	603	201	639	840	541	2004
Wallingford, CT	551	-	335	216	551	159	2004
Waterbury, CT	469	-	305	164	469	113	2004
Waterbury, CT	515	-	335	180	515	124	2004
Waterbury, CT	804	-	516	288	804	201	2004
Watertown, CT	925	-	567	358	925	262	2004
West Haven, CT	1,215	-	790	425	1,215	292	2004
Westport, CT	604	12	393	223	616	214	1985
Willimantic, CT	717	-	466	251	717	172	2004
Wilton, CT	519	208	338	389	727	359	1985
Windsor Locks, CT	1,031	-	670	361	1,031	248	2004
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,529	2004
Washington, DC	848	-	418	430	848	186	2013
Washington, DC	941	-	664	277	941	138	2013
Callahan, FL	2,894	-	2,056	838	2,894	230	2017
Largo, FL	2,064	-	1,143	921	2,064	113	2019
Orlando, FL	868	33	401	500	901	445	2000

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Yulee, FL	$1,963	$0	$570	$1,393	$1,963	$333	2017
Augusta, GA	1,843	-	1,077	766	1,843	111	2019
Augusta, GA	3,150	-	286	2,864	3,150	641	2017
Columbus, GA	1,617	-	984	633	1,617	100	2019
Hinesville, GA	995	-	245	750	995	74	2019
Perry, GA	1,724	-	1,312	412	1,724	119	2017
Haleiwa, HI	1,522	-	1,058	464	1,522	357	2007
Honolulu, HI	1,071	30	981	120	1,101	95	2007
Honolulu, HI	1,539	-	1,219	320	1,539	215	2007
Honolulu, HI	1,769	-	1,192	577	1,769	371	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	665	2007
Kaneohe, HI	1,364	-	822	542	1,364	378	2007
Kaneohe, HI	1,978	216	1,473	721	2,194	462	2007
Waianae, HI	1,520	-	648	872	1,520	561	2007
Waianae, HI	1,997	-	871	1,126	1,997	726	2007
Waipahu, HI	2,458	-	945	1,513	2,458	954	2007
Bolingbrook, IL	3,814	-	955	2,859	3,814	64	2021
Prospect Heights, IL	1,547	-	698	849	1,547	139	2018
Roselle, IL	2,851	-	1,741	1,110	2,851	151	2019
Merrillville, IN	1,911	-	218	1,693	1,911	6	2021
Schererville, IN	1,519	-	269	1,250	1,519	5	2021
Kansas City, KS	4,666	-	331	4,335	4,666	356	2020
Leavenworth, KS	1,110	-	206	904	1,110	4	2021
Lenexa, KS	1,144	-	470	674	1,144	3	2021
Merriam, KS	4,659	-	743	3,916	4,659	312	2020
Olathe, KS	4,658	-	498	4,160	4,658	336	2020
Overland Park, KS	945	-	353	592	945	2	2021
Overland Park, KS	4,620	-	1,511	3,109	4,620	185	2020
Topeka, KS	1,200	-	195	1,005	1,200	4	2021
Bowling Green, KY	3,153	-	499	2,654	3,153	325	2020
Lexington, KY	3,195	-	676	2,519	3,195	89	2021
Lexington, KY	3,195	-	803	2,392	3,195	85	2021
Louisville, KY	3,356	-	818	2,538	3,356	324	2019
Louisville, KY	4,450	-	1,354	3,096	4,450	181	2021
Owensboro, KY	3,810	-	1,011	2,799	3,810	524	2019
Bossier City, LA	2,181	-	1,333	848	2,181	230	2017
Arlington, MA	518	28	338	208	546	200	1985
Auburn, MA	369	231	240	360	600	302	1991
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	725	-	725	-	725	-	2011
Barre, MA	536	12	348	200	548	152	1991
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	320	1985
Bellingham, MA	3,961	-	2,042	1,919	3,961	219	2019
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Falmouth, MA	$415	$2,369	$458	$2,326	$2,784	$469	1988
Foxborough, MA	427	98	325	200	525	175	1990
Gardner, MA	550	-	550	-	550	-	2011
Gardner, MA	787	-	638	149	787	70	2014
Gardner, MA	1,008	423	657	774	1,431	627	1985
Hyde Park, MA	499	188	322	365	687	302	1985
Leominster, MA	571	-	199	372	571	193	2012
Littleton, MA	1,357	-	759	598	1,357	145	2017
Lowell, MA	-	636	429	207	636	119	1996
Lynn, MA	850	-	850	-	850	-	2011
Marlborough, MA	550	-	550	-	550	-	2011
Maynard, MA	735	99	479	355	834	316	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	490	98	319	269	588	237	1985
Methuen, MA	650	-	650	-	650	-	2011
Newton, MA	691	94	450	335	785	324	1985
Peabody, MA	550	-	550	-	550	-	2011
Peabody, MA	650	-	650	-	650	-	2011
Randolph, MA	574	245	430	389	819	335	1985
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	238	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	102	1985
Sterling, MA	476	2	309	169	478	127	1991
Sutton, MA	714	57	464	307	771	244	1993
Tewksbury, MA	125	596	75	646	721	432	1986
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Upton, MA	428	115	279	264	543	199	1991
Wakefield, MA	900	-	900	-	900	-	2011
Walpole, MA	450	92	293	249	542	218	1985
Watertown, MA	358	209	321	246	567	213	1985
Webster, MA	1,012	1,295	659	1,648	2,307	958	1985
West Roxbury, MA	490	124	319	295	614	265	1985
Wilmington, MA	600	-	600	-	600	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Woburn, MA	508	394	508	394	902	354	1985
Worcester, MA	500	-	500	-	500	-	2011
Worcester, MA	550	-	550	-	550	-	2011
Worcester, MA	547	11	356	202	558	153	1991
Worcester, MA	196	790	-	986	986	206	2017
Worcester, MA	979	7	636	350	986	264	1991
Worcester, MA	498	584	322	760	1,082	493	1985
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	802	-	-	802	802	594	2007
Baltimore, MD	2,259	-	722	1,537	2,259	979	2007
Beltsville, MD	525	-	525	-	525	-	2009
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Beltsville, MD	$1,130	$0	$1,130	$0	$1,130	$0	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Capitol Heights, MD	468	-	468	-	468	-	2009
Capitol Heights, MD	628	-	628	-	628	-	2009
Clinton, MD	651	-	651	-	651	-	2009
College Park, MD	536	-	536	-	536	-	2009
District Heights, MD	479	-	479	-	479	-	2009
District Heights, MD	1,039	-	1,039	-	1,039	-	2009
Ellicott City, MD	895	-	-	895	895	697	2007
Greater Landover, MD	753	-	753	-	753	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	491	-	491	-	491	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Oxon Hill, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	273	1985
Battle Creek, MI	3,225	-	771	2,454	3,225	59	2021
Battle Creek, MI	3,273	-	562	2,711	3,273	22	2021
Bay City, MI	484	-	34	450	484	14	2021
Beverly Hills, MI	559	-	134	425	559	12	2021
Canton, MI	491	-	91	400	491	12	2021
Cutlerville, MI	557	-	280	277	557	11	2021
Dearborn, MI	552	-	75	477	552	14	2021
Detroit, MI	563	-	16	547	563	15	2021
East Lansing, MI	554	-	68	486	554	14	2021
Farmington, MI	556	-	203	353	556	12	2021
Grand Blanc, MI	562	-	46	516	562	15	2021
Grand Ledge, MI	1,174	-	100	1,074	1,174	31	2021
Grand Rapids, MI	506	-	86	420	506	13	2021
Grand Rapids, MI	562	-	48	514	562	14	2021
Grand Rapids, MI	562	-	32	530	562	15	2021
Grand Rapids, MI	818	-	201	617	818	18	2021
Grandville, MI	1,043	-	192	851	1,043	25	2021
Holland, MI	559	-	27	532	559	15	2021
Jackson, MI	508	-	118	390	508	12	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Jackson, MI	$558	$0	$182	$376	$558	$11	2021
Jenison, MI	615	-	37	578	615	16	2021
Lambertville, MI	617	-	345	272	617	10	2021
Lansing, MI	467	-	107	360	467	11	2021
Lansing, MI	488	-	78	410	488	14	2021
Lansing, MI	916	-	190	726	916	23	2021
Lansing, MI	3,230	-	852	2,378	3,230	35	2021
Livonia, MI	526	-	122	404	526	13	2021
Madison Heights, MI	562	-	38	524	562	15	2021
Madison Heights, MI	1,760	-	192	1,568	1,760	6	2021
Midland, MI	518	-	10	508	518	15	2021
Midland, MI	630	-	10	620	630	18	2021
Oak Park, MI	562	-	107	455	562	13	2021
Redford Township, MI	560	-	44	516	560	14	2021
Saginaw, MI	523	-	124	399	523	13	2021
St Clair Shores, MI	483	-	67	416	483	12	2021
Sterling Heights, MI	555	-	170	385	555	12	2021
Trenton, MI	561	-	48	513	561	14	2021
Warren, MI	489	-	41	448	489	13	2021
Wyoming, MI	511	-	37	474	511	14	2021
Zeeland, MI	715	-	92	623	715	19	2021
Maple Grove, MN	4,233	-	955	3,278	4,233	363	2019
Blue Springs, MO	4,646	-	386	4,260	4,646	365	2020
Blue Springs, MO	5,065	-	354	4,711	5,065	389	2020
Independence, MO	5,109	-	600	4,509	5,109	379	2020
Kansas City, MO	3,863	-	366	3,497	3,863	293	2020
Kansas City, MO	4,982	-	609	4,373	4,982	349	2020
Parkville, MO	4,636	-	317	4,319	4,636	342	2020
Raymore, MO	3,582	-	570	3,012	3,582	262	2020
Summit, MO	1,503	-	351	1,152	1,503	4	2021
Hattiesburg, MS	1,760	-	850	910	1,760	18	2021
Hattiesburg, MS	2,143	-	1,258	885	2,143	16	2021
Indian Trail, NC	4,582	-	3,069	1,513	4,582	13	2021
Raleigh, NC	2,929	-	2,457	472	2,929	8	2021
Cary, NC	1,939	-	1,292	647	1,939	11	2021
Charlotte, NC	1,967	-	1,457	510	1,967	4	2021
Charlotte, NC	5,194	-	3,670	1,524	5,194	13	2021
Fayetteville, NC	986	-	509	477	986	94	2018
Greensboro, NC	3,857	-	969	2,888	3,857	280	2020
Henderson, NC	1,356	-	774	582	1,356	11	2021
Henderson, NC	2,680	-	1,918	762	2,680	12	2021
High Point, NC	1,155	-	368	787	1,155	65	2020
Indian Trail, NC	5,895	-	4,807	1,088	5,895	9	2021
Kannapolis, NC	3,791	-	616	3,175	3,791	411	2019
Lexington, NC	1,776	-	301	1,475	1,776	267	2017
Monroe, NC	1,886	-	1,232	654	1,886	6	2021
Nashville, NC	4,025	-	2,378	1,647	4,025	26	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Oxford, NC	1,529	-	309	1,220	1,529	18	2021
Raleigh, NC	$1,601	$0	$1,149	$452	$1,601	$69	2019
Rockingham, NC	3,035	-	233	2,802	3,035	353	2019
Rolesville, NC	1,329	-	700	629	1,329	11	2021
Wake Forest, NC	1,114	-	411	703	1,114	12	2021
Wesley Chapel, NC	7,158	-	5,654	1,504	7,158	12	2021
Youngsville, NC	4,701	-	4,027	674	4,701	12	2021
Belfield, ND	1,232	-	382	850	1,232	775	2007
Allenstown, NH	1,787	-	467	1,320	1,787	887	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	950	-	950	-	950	-	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	653	2012
Hooksett, NH	1,562	-	824	738	1,562	686	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	265	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	500	-	500	-	500	-	2011
Nashua, NH	550	-	550	-	550	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	1,132	-	780	352	1,132	103	2017
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Northwood, NH	500	-	500	-	500	-	2011
Pelham, NH	-	730	317	413	730	198	1996
Portsmouth, NH	525	-	525	-	525	-	2011
Raymond, NH	550	-	550	-	550	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Rochester, NH	939	12	600	351	951	337	1985
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Salem, NH	743	20	484	279	763	268	1985
Salem, NH	450	871	350	971	1,321	238	1986
Basking Ridge, NJ	362	285	200	447	647	362	1986
Bergenfield, NJ	382	320	300	402	702	313	1990
Brick, NJ	1,508	383	1,000	891	1,891	654	2000
Flemington, NJ	547	17	346	218	564	209	1985
Fort Lee, NJ	1,246	420	811	855	1,666	695	1985
Freehold, NJ	494	944	95	1,343	1,438	510	1978
Hasbrouck Heights, NJ	640	708	416	932	1,348	659	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	473	2000
Lawrence Township, NJ	1,303	-	1,146	157	1,303	87	2012
Livingston, NJ	872	65	568	369	937	337	1985
Long Branch, NJ	514	513	335	692	1,027	484	1985
Midland Park, NJ	201	339	150	390	540	289	1989
Mountainside, NJ	664	(191)	134	339	473	254	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
North Bergen, NJ	$630	$147	$410	$367	$777	$343	1985
North Plainfield, NJ	227	542	175	594	769	539	1978
Paramus, NJ	382	717	249	850	1,099	274	1985
Parlin, NJ	418	223	203	438	641	281	1985
Paterson, NJ	620	16	403	233	636	224	1985
Ridgewood, NJ	703	461	458	706	1,164	546	1985
Somerset, NJ	683	228	445	466	911	440	1985
Union, NJ	437	214	239	412	651	317	1985
Vernon, NJ	671	476	437	710	1,147	505	1985
Washington Township, NJ	912	396	594	714	1,308	535	1985
Watchung, NJ	450	254	226	478	704	257	1985
West Orange, NJ	800	433	521	712	1,233	625	1985
Albuquerque, NM	1,829	-	1,382	447	1,829	121	2017
Albuquerque, NM	2,308	-	1,830	478	2,308	138	2017
Albuquerque, NM	2,322	-	1,796	526	2,322	148	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	156	2017
Las Cruces, NM	1,842	-	1,374	468	1,842	129	2017
Fernley, NV	1,665	-	221	1,444	1,665	672	2015
Las Vegas, NV	2,814	-	563	2,251	2,814	210	2019
Las Vegas, NV	3,094	-	830	2,264	3,094	226	2019
Las Vegas, NV	3,472	-	655	2,817	3,472	257	2019
Las Vegas, NV	3,722	-	631	3,091	3,722	57	2021
Las Vegas, NV	3,752	-	615	3,137	3,752	293	2019
Plattsburgh, NY	4,150	-	1,127	3,023	4,150	32	2021
Astoria, NY	1,684	-	1,105	579	1,684	288	2013
Batavia, NY	684	-	364	320	684	203	2006
Bay Shore, NY	156	356	86	426	512	356	1981
Bayside, NY	470	254	306	418	724	310	1985
Brewster, NY	789	-	789	-	789	-	2011
Briarcliff Manor, NY	652	550	502	700	1,202	658	1976
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	1,049	-	485	564	1,049	282	2013
Bronx, NY	46	1,318	84	1,280	1,364	253	1972
Bronx, NY	1,910	-	1,349	561	1,910	293	2013
Bronx, NY	2,408	-	1,712	696	2,408	327	2013
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Brooklyn, NY	282	273	176	379	555	323	1967
Brooklyn, NY	237	402	154	485	639	351	1985
Brooklyn, NY	477	319	306	490	796	410	1985
Brooklyn, NY	627	313	408	532	940	445	1985
Buffalo, NY	312	242	151	403	554	317	2000
Byron, NY	969	-	669	300	969	190	2006
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Churchville, NY	1,012	-	602	410	1,012	260	2006
Corona, NY	2,543	-	1,903	640	2,543	306	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Dobbs Ferry, NY	$671	$33	$434	$270	$704	$260	1985
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011
East Hampton, NY	659	40	428	271	699	261	1985
East Meadow, NY	-	1,903	1,670	233	1,903	70	1988
East Pembroke, NY	787	-	537	250	787	158	2006
Eastchester, NY	1,724	993	2,302	415	2,717	114	2011
Elmont, NY	389	319	231	477	708	404	1978
Elmsford, NY	-	948	581	367	948	299	1971
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Floral Park, NY	617	169	356	430	786	358	1998
Flushing, NY	516	241	320	437	757	355	1998
Flushing, NY	1,936	-	1,413	523	1,936	261	2013
Flushing, NY	1,947	-	1,405	542	1,947	248	2013
Flushing, NY	2,478	-	1,801	677	2,478	310	2013
Forest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Franklin Square, NY	153	331	137	347	484	269	1978
Garden City, NY	362	242	236	368	604	294	1985
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Glen Head, NY	462	283	301	444	745	366	1985
Great Neck, NY	500	252	450	302	752	234	1985
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Hyde Park, NY	990	-	990	-	990	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Lakeville, NY	1,028	-	203	825	1,028	598	2008
Latham, NY	2,498	-	1,813	685	2,498	50	2020
Levittown, NY	503	42	327	218	545	210	1985
Levittown, NY	546	87	356	277	633	263	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	636	2013
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Massapequa, NY	333	285	217	401	618	319	1985
Middletown, NY	719	-	719	-	719	-	2011
Middletown, NY	751	274	489	536	1,025	452	1985
Middletown, NY	1,281	-	1,281	-	1,281	-	2011
Millwood, NY	1,448	-	1,448	-	1,448	-	2011
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011
Mount Vernon, NY	985	-	985	-	985	-	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
New Paltz, NY	971	-	971	-	971	-	2011
New Rochelle, NY	189	420	104	505	609	346	1982
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
New York, NY	126	399	78	447	525	379	1972
New York,	282	271	-	553	553	72	2020
Newburgh, NY	527	-	527	-	527	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Ossining, NY	$231	$259	$117	$373	$490	$269	1985
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Pleasant Valley, NY	398	181	240	339	579	246	1986
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011
Port Jefferson, NY	185	3,084	246	3,023	3,269	539	1985
Poughkeepsie, NY	591	-	591	-	591	-	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Prattsburgh, NY	553	-	303	250	553	158	2006
Rego Park, NY	2,783	-	2,104	679	2,783	325	2013
Riverhead, NY	724	-	432	292	724	278	1998
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rye, NY	872	-	872	-	872	-	2011
Sag Harbor, NY	704	35	458	281	739	270	1985
Sayville, NY	345	245	300	290	590	213	1998
Scarsdale, NY	1,301	-	1,301	-	1,301	-	2011
Shrub Oak, NY	1,061	422	691	792	1,483	645	1985
Sleepy Hollow, NY	281	416	130	567	697	476	1969
Spring Valley, NY	749	-	749	-	749	-	2011
Staten Island, NY	390	89	254	225	479	219	1985
Staten Island, NY	301	323	196	428	624	350	1985
Staten Island, NY	350	290	228	412	640	333	1985
Tarrytown, NY	956	-	956	-	956	-	2011
Troy, NY	4,690	-	4,119	571	4,690	44	2020
Tuckahoe, NY	1,650	-	1,650	-	1,650	-	2011
Wantagh, NY	640	-	370	270	640	251	1998
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
West Nyack, NY	936	-	936	-	936	-	2011
White Plains, NY	-	569	303	266	569	230	1972
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
Yaphank, NY	-	798	375	423	798	300	1993
Yonkers, NY	-	944	684	260	944	164	1990
Yonkers, NY	1,020	64	665	419	1,084	404	1985
Yonkers, NY	291	1,050	216	1,125	1,341	809	1972
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Yorktown Heights, NY	1,700	-	-	1,700	1,700	614	2013
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Akron, OH	1,530	-	385	1,145	1,530	251	2017
Amelia, OH	3,195	-	637	2,558	3,195	96	2021
Bowling Green, OH	472	-	107	365	472	12	2021
Cincinnati, OH	3,188	-	655	2,533	3,188	78	2021
Cincinnati, OH	3,188	-	274	2,914	3,188	81	2021
Cincinnati, OH	3,716	-	541	3,175	3,716	305	2020

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Crestline, OH	$1,202	$0	$285	$917	$1,202	$556	2008
Fairfield, OH	3,770	-	582	3,188	3,770	206	2020
Hamilton, OH	3,188	-	371	2,817	3,188	90	2021
Lima, OH	637	-	53	584	637	17	2021
Loveland, OH	1,045	-	362	683	1,045	167	2017
Mansfield, OH	922	-	332	590	922	343	2008
Mansfield, OH	1,950	-	700	1,250	1,950	720	2009
Maumee, OH	557	-	67	490	557	14	2021
Monroeville, OH	2,580	-	485	2,095	2,580	1,201	2009
Oregon, OH	470	-	36	434	470	12	2021
Springdale, OH	3,379	-	381	2,998	3,379	276	2020
Sylvania, OH	559	-	44	515	559	14	2021
Toledo, OH	552	-	90	462	552	14	2021
Toledo, OH	562	-	26	536	562	15	2021
Toledo, OH	603	-	204	399	603	12	2021
Toledo, OH	767	-	241	526	767	15	2021
Tylersville, OH	3,195	-	666	2,529	3,195	88	2021
Oklahoma City, OK	868	-	371	497	868	94	2018
Oklahoma City, OK	1,182	-	587	595	1,182	108	2018
Oklahoma City, OK	1,311	-	625	686	1,311	120	2018
Stillwater, OK	2,800	-	1,469	1,331	2,800	137	2019
Banks, OR	498	-	498	-	498	-	2015
Estacada, OR	646	-	84	562	646	201	2015
McMinnville, OR	2,867	-	394	2,473	2,867	538	2017
Pendleton, OR	766	-	122	644	766	254	2015
Portland, OR	4,416	-	3,368	1,048	4,416	392	2015
Salem, OR	1,071	-	399	672	1,071	320	2015
Salem, OR	1,350	-	521	829	1,350	316	2015
Salem, OR	1,408	-	524	884	1,408	348	2015
Salem, OR	4,215	-	3,182	1,033	4,215	415	2015
Salem, OR	4,614	-	3,517	1,097	4,614	413	2015
Silverton, OR	956	-	456	500	956	140	2017
Springfield, OR	1,398	-	796	602	1,398	279	2015
Stayton, OR	543	-	296	247	543	80	2017
Allison Park, PA	1,500	-	850	650	1,500	519	2010
Harrisburg, PA	399	213	199	413	612	354	1989
Lancaster, PA	642	56	300	398	698	371	1989
New Kensington, PA	1,375	-	675	700	1,375	353	2010
Philadelphia, PA	406	254	264	396	660	309	1985
Philadelphia, PA	1,252	-	814	438	1,252	229	2009
Phoenixville, PA	384	90	76	398	474	148	1985
Reading, PA	750	49	-	799	799	799	1989
Barrington, RI	490	133	319	304	623	249	1985
N. Providence, RI	542	159	353	348	701	309	1985
Blythewood, SC	3,217	-	2,405	812	3,217	222	2017
Chapin, SC	1,682	-	1,135	547	1,682	148	2017
Charleston, SC	4,996	-	1,981	3,015	4,996	13	2021
Columbia, SC	575	-	345	230	575	55	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Columbia, SC	$792	$0	$463	$329	$792	$84	2017
Columbia, SC	868	-	455	413	868	118	2017
Columbia, SC	927	-	495	432	927	90	2017
Columbia, SC	1,436	-	472	964	1,436	239	2017
Columbia, SC	1,643	-	1,302	341	1,643	65	2017
Columbia, SC	1,995	-	1,130	865	1,995	176	2018
Columbia, SC	2,109	-	1,120	989	2,109	189	2018
Columbia, SC	2,460	-	1,569	891	2,460	242	2017
Columbia, SC	2,531	-	1,612	919	2,531	174	2018
Columbia, SC	2,637	-	1,254	1,383	2,637	330	2017
Columbia, SC	3,371	-	2,016	1,355	3,371	352	2017
Elgin, SC	2,082	-	1,166	916	2,082	230	2017
Elgin, SC	2,177	-	974	1,203	2,177	286	2017
Gaston, SC	2,230	-	934	1,296	2,230	311	2017
Gilbert, SC	1,036	-	434	602	1,036	144	2017
Irmo, SC	1,114	-	667	447	1,114	108	2017
Irmo, SC	1,246	-	69	1,177	1,246	266	2017
Irmo, SC	1,339	-	867	472	1,339	117	2017
Irmo, SC	3,655	(178)	1,564	1,913	3,477	453	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	284	2017
Johns Island, SC	2,561	-	1,885	676	2,561	115	2018
Lexington, SC	633	-	309	324	633	81	2017
Lexington, SC	694	-	172	522	694	141	2017
Lexington, SC	720	-	219	501	720	121	2017
Lexington, SC	816	-	336	480	816	91	2017
Lexington, SC	973	-	582	391	973	101	2017
Lexington, SC	1,056	-	432	624	1,056	160	2017
Lexington, SC	1,624	-	999	625	1,624	153	2017
Lexington, SC	1,712	-	1,410	302	1,712	63	2017
Lexington, SC	1,729	-	1,268	461	1,729	131	2017
Lexington, SC	1,738	-	1,189	549	1,738	106	2017
Lexington, SC	2,179	-	1,476	703	2,179	171	2017
Lexington, SC	2,603	-	1,869	734	2,603	154	2018
Lexington, SC	3,231	-	2,001	1,230	3,231	247	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	372	2018
Lexington, SC	4,413	-	3,418	995	4,413	274	2017
Myrtle Beach, SC	1,168	-	505	663	1,168	6	2021
Pelion, SC	1,901	-	1,021	880	1,901	249	2017
Simpsonville, SC	1,713	-	1,355	358	1,713	7	2021
Summerville, SC	4,134	-	1,437	2,697	4,134	44	2021
West Columbia, SC	1,116	-	50	1,066	1,116	263	2017
West Columbia, SC	1,644	-	1,283	361	1,644	93	2017
West Columbia, SC	2,046	-	746	1,300	2,046	306	2017
Arlington, TX	789	-	414	375	789	77	2018
Arlington, TX	1,352	-	887	465	1,352	89	2018
Arlington, TX	1,560	-	1,008	552	1,560	101	2018
Arlington, TX	1,796	-	1,189	607	1,796	113	2018
Austin, TX	1,711	-	1,364	347	1,711	101	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Austin, TX	$2,368	$0	$738	$1,630	$2,368	$1,029	2007
Austin, TX	3,510	67	1,595	1,982	3,577	1,226	2007
Bedford, TX	353	116	113	356	469	234	2007
Cedar Park, TX	179	291	42	428	470	260	2007
Center, TX	2,073	-	1,482	591	2,073	122	2018
Childress, TX	3,335	-	1,959	1,376	3,335	94	2020
Cibolo, TX	3,228	-	1,004	2,224	3,228	150	2020
Corpus Christi, TX	1,526	-	1,056	470	1,526	116	2017
Corpus Christi, TX	2,162	-	1,729	433	2,162	121	2017
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	321	2017
El Paso, TX	1,278	-	825	453	1,278	125	2017
El Paso, TX	1,425	-	1,098	327	1,425	93	2017
El Paso, TX	1,679	-	1,085	594	1,679	146	2017
El Paso, TX	1,816	-	1,413	403	1,816	114	2017
El Paso, TX	2,370	-	1,767	603	2,370	154	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	260	2017
Fort Worth, TX	2,115	171	866	1,420	2,286	845	2007
Garland, TX	2,208	-	1,504	704	2,208	130	2018
Garland, TX	3,296	-	245	3,051	3,296	947	2014
Garland, TX	4,439	-	439	4,000	4,439	1,297	2014
Grand Prairie, TX	1,413	-	914	499	1,413	102	2018
Grand Prairie, TX	2,000	-	1,415	585	2,000	112	2018
Harker Heights, TX	2,052	95	579	1,568	2,147	1,219	2007
Houston, TX	1,689	-	224	1,465	1,689	902	2007
Houston, TX	2,803	-	535	2,268	2,803	525	2016
Keller, TX	2,507	57	996	1,568	2,564	1,033	2007
Lewisville, TX	494	36	110	420	530	274	2008
Linden, TX	2,160	-	1,514	646	2,160	125	2018
Longview, TX	1,660	-	1,239	421	1,660	78	2018
Mathis, TX	3,138	-	2,687	451	3,138	126	2017
Mesquite, TX	1,687	-	1,093	594	1,687	114	2018
Panhandle, TX	5,068	-	2,637	2,431	5,068	177	2020
Paris, TX	3,832	-	2,645	1,187	3,832	67	2020
Paris, TX	5,322	-	3,979	1,343	5,322	86	2020
Port Arthur, TX	2,648	-	505	2,143	2,648	512	2016
Rowlett, TX	1,284	-	840	444	1,284	81	2018
San Antonio, TX	2,810	-	510	2,300	2,810	92	2021
San Antonio, TX	3,427	-	446	2,981	3,427	180	2020
San Antonio, TX	3,618	-	494	3,124	3,618	182	2020
San Antonio, TX	3,630	-	1,020	2,610	3,630	183	2020
San Antonio, TX	3,631	-	1,330	2,301	3,631	49	2021
San Antonio, TX	3,718	-	732	2,986	3,718	182	2020
San Antonio, TX	3,820	-	1,459	2,361	3,820	135	2020
San Antonio, TX	4,397	-	997	3,400	4,397	226	2020
San Antonio, TX	4,411	-	642	3,769	4,411	231	2020
San Marcos, TX	1,954	-	251	1,703	1,954	1,063	2007
Schertz, TX	2,794	-	813	1,981	2,794	115	2020
Shamrock, TX	3,045	-	1,222	1,823	3,045	129	2020

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Temple, TX	$2,406	$-11	$1,205	$1,190	$2,395	$784	2007
Temple, TX	5,554	-	4,119	1,435	5,554	95	2020
Texarkana, TX	1,791	-	992	799	1,791	143	2018
Texarkana, TX	1,861	-	1,197	664	1,861	137	2018
Texarkana, TX	2,316	-	1,643	673	2,316	119	2018
Waco, TX	3,884	-	894	2,990	3,884	1,974	2007
Wake Village, TX	1,637	-	685	952	1,637	168	2018
Watauga, TX	1,771	-	1,139	632	1,771	118	2018
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	656	-	409	247	656	133	2013
Alexandria, VA	712	-	712	-	712	-	2013
Alexandria, VA	735	-	735	-	735	-	2013
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	1,388	-	1,020	368	1,388	201	2013
Alexandria, VA	1,582	-	1,150	432	1,582	214	2013
Alexandria, VA	1,757	-	1,313	444	1,757	234	2013
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Arlington, VA	1,464	-	1,085	379	1,464	192	2013
Arlington, VA	2,014	-	1,516	498	2,014	245	2013
Arlington, VA	2,062	-	1,603	459	2,062	223	2013
Ashland, VA	840	-	840	-	840	-	2005
Chesapeake, VA	780	(186)	398	196	594	108	1990
Chesapeake, VA	1,004	110	385	729	1,114	698	1990
Emporia, VA	3,364	-	2,227	1,137	3,364	131	2019
Fairfax, VA	1,825	-	1,190	635	1,825	313	2013
Fairfax, VA	2,078	-	1,365	713	2,078	302	2013
Fairfax, VA	3,348	-	2,351	997	3,348	461	2013
Fairfax, VA	4,454	-	3,370	1,084	4,454	502	2013
Farmville, VA	1,227	-	622	605	1,227	406	2005
Fredericksburg, VA	1,279	-	469	810	1,279	544	2005
Fredericksburg, VA	1,716	-	996	720	1,716	484	2005
Fredericksburg, VA	3,623	-	2,828	795	3,623	534	2005
Glen Allen, VA	1,037	-	412	625	1,037	420	2005
Glen Allen, VA	1,077	-	322	755	1,077	507	2005
King William, VA	1,688	-	1,068	620	1,688	416	2005
Mechanicsville, VA	903	(25)	248	630	878	423	2005
Mechanicsville, VA	957	14	324	647	971	443	2005
Mechanicsville, VA	1,043	-	223	820	1,043	551	2005
Mechanicsville, VA	1,125	-	505	620	1,125	416	2005
Mechanicsville, VA	1,476	-	876	600	1,476	403	2005
Mechanicsville, VA	1,677	-	1,157	520	1,677	349	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	507	2005
Petersburg, VA	1,441	-	816	625	1,441	420	2005
Portsmouth, VA	562	34	222	374	596	371	1990
Richmond, VA	1,132	(41)	506	585	1,091	393	2005
Salem, VA	3,337	-	915	2,422	3,337	279	2020
Sandston, VA	722	-	102	620	722	416	2005

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Spotsylvania, VA	$1,290	$0	$490	$800	$1,290	$537	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	590	2013
Woodstock, VA	612	-	355	257	612	23	2020
Williston, VT	3,957	-	1,538	2,419	3,957	27	2021
Auburn, WA	3,022	-	1,965	1,057	3,022	411	2015
Bellevue, WA	1,725	-	886	839	1,725	327	2015
Chehalis, WA	1,176	-	313	863	1,176	368	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	464	2015
Federal Way, WA	4,218	-	2,973	1,245	4,218	522	2015
Fife, WA	1,181	-	414	767	1,181	324	2015
Kent, WA	2,900	-	2,066	834	2,900	352	2015
Monroe, WA	2,792	-	1,556	1,236	2,792	493	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	619	2015
Puyallup, WA	831	-	172	659	831	298	2015
Puyallup, WA	2,035	-	465	1,570	2,035	601	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	791	2015
Renton, WA	1,485	-	952	533	1,485	282	2015
Seattle, WA	717	-	193	524	717	196	2015
Seattle, WA	1,884	-	1,223	661	1,884	247	2015
Silverdale, WA	2,178	-	1,217	961	2,178	405	2015
Snohomish, WA	955	-	955	-	955	-	2015
South Bend, WA	760	-	121	639	760	233	2015
Tacoma, WA	518	-	518	-	518	-	2015
Tacoma, WA	671	-	671	-	671	-	2015
Tenino, WA	937	-	219	718	937	265	2015
Vancouver, WA	1,214	-	163	1,051	1,214	351	2015
Wilbur, WA	629	-	153	476	629	195	2015
various	58,615	73,015	31,082	41,933	73,015	34,667	various
	$1,346,332	$122,334	$775,037	$635,014	$1,410,051	$210,615

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

3)	The aggregate cost for federal income tax purposes was approximately $1,458,000 at December 31, 2021.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2021

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date		Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	East Islip, NY	9.0%	11/2024		P & I	—	$743	$677
Borrower B	Seller financing	Middlesex, NJ	9.0%	9/2021	(d)	P & I	—	255	21
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	(d)	P & I	—	431	338
Borrower D	Seller financing	Smithtown, NY	9.5%	1/2027		P & I	—	280	170
Borrower E	Seller financing	Nyack, NY	9.0%	9/2022		P & I	—	253	219
Borrower F	Seller financing	Baldwin, NY	9.0%	9/2020	(d)	P & I	—	300	254
Borrower G	Seller financing	Norwalk, CT	9.0%	4/2022		P & I	—	319	267
Borrower H	Seller financing	Stafford Springs, CT	9.0%	1/2021	(d)	P & I	—	232	184
Borrower I	Seller financing	Waterbury, CT	9.0%	2/2021	(d)	P & I	—	171	137
Borrower J	Seller financing	Bristol, CT	9.0%	5/2026		P & I	—	76	72
Borrower K	Seller financing	Hartford, CT	9.5%	2/2027		P & I	—	440	425
Borrower L	Seller financing	Middletown, CT	9.0%	5/2026		P & I	—	308	292
Borrower M	Seller financing	New Britain, CT	9.5%	4/2027		P & I	—	192	186
Borrower N	Seller financing	Plainville, CT	9.5%	3/2027		P & I	—	160	155
Borrower O	Seller financing	Simsbury, CT	9.0%	5/2026		P & I	—	192	182
Borrower P	Seller financing	Milford, CT	9.0%	3/2025		P & I	—	398	366
Borrower Q	Seller financing	Fairfield, CT	9.0%	3/2025		P & I	—	390	359
Borrower R	Seller financing	Hartford, CT	9.0%	3/2024		P & I	—	70	63
Borrower S	Seller financing	Wilmington, DE	9.0%	11/2027		P & I	—	84	64
Borrower T	Seller financing	Fairhaven, MA	9.0%	9/2020	(d)	P & I	—	458	357
Borrower U	Seller financing	Irvington, NJ	9.0%	8/2022		P & I	—	300	176
Borrower V	Seller financing	Nutley, NJ	9.5%	11/2028		P & I	—	108	108
Borrower W	Seller financing	Colonia, NJ	9.0%	7/2030		P & I	—	320	233
Borrower X	Seller financing	Glendale, NY	9.0%	7/2025		P & I	—	525	309
Borrower Y	Seller financing	Bayside, NY	9.5%	12/2029		P & I	—	320	320
Borrower Z	Seller financing	Elmont, NY	9.0%	10/2021	(d)	P & I	—	450	325
Borrower AA	Seller financing	Pleasant Valley, NY	9.5%	9/2027		P & I	—	230	174
Borrower AB	Seller financing	Malta, NY	9.0%	3/2023		P & I	—	572	495
Borrower AC	Seller financing	Brewster, NY	9.0%	10/2022		P & I	—	554	466
Borrower AD	Seller financing	Rochester, NY	9.0%	1/2025		P & I	—	174	159
Borrower AE	Seller financing	Savona, NY	9.0%	2/2025		P & I	—	157	144
Borrower AF	Seller financing	Rochester, NY	9.0%	10/2025		P & I	—	230	215
Borrower AG	Seller financing	Greigsville, NY	9.0%	11/2025		P & I	—	200	187
Borrower AH	Seller financing	Warwick, RI	9.0%	8/2022		P & I	—	333	284
								10,225	8,383
Note receivable
	Promissory Note	Various-SC	6.9%	8/2022	(b)			—	4,603
	Promissory Note	Various-CT	6.9%	10/2022	(b)			—	1,102
	Promissory Note	Various-CT	9.0%	12/2028	(b)			—	908
	Allowance for credit losses							—	(297)
Total (c)								$10,225	$14,699

(a)	P & I = Principal and interest paid monthly.
(b)	Note for funding of capital improvements.
(c)	The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.
(d)	Note is in the process of being refinanced or repaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $309,000. In addition, during the years ended

December 31, 2021 and 2020, we recorded a credit and an additional allowance for credit losses of $40,000 and $28,000, respectively, on these notes and mortgages receivable due to changes in expected economic conditions.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2021	2020	2019
Balance at January 1,	$11,280	$30,855	$33,519
Additions:
New mortgage loans	13,943	3,724	1,734
Deductions:
Loan repayments	(9,893)	(22,260)	(3,771)
Collection of principal	(671)	(702)	(627)
Credit (allowance) for credit losses	40	(337)	—
Balance at December 31,	$14,699	$11,280	$30,855

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2021

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

10.40***	Fifth Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.41***	First Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, between Getty Realty Corp. and AIG.	Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.42***	First Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, among Getty Realty Corp., MassMutual and certain of its affiliates.	Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.43*	Form of Restricted Stock Unit Agreement under the Getty Realty Corp. Second Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.44*	Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021 (File No. 001-13777) and incorporated herein by reference.

10.45*	Form of Restricted Stock Unit Grant Award under the 2004 Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-13777) and incorporated herein by reference.

10.46

Second Amended and Restated Credit Agreement, dated as of October 27, 2021, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.47***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., The Prudential Insurance Company of America and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.48***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., American General Life Insurance Company and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.49***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., {Barings} and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.50***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., Metropolitan Life Insurance Company and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.51

Distribution Agreement by and among Getty Realty Corp., J.P. Morgan Securities LLC, BofA Securities, Inc., Citigroup Global Markets Inc., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital One Securities, Inc. and JMP Securities LLC, dated February 26, 2021.

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.52	Form of Master Forward Confirmation	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

Exhibit Number	Description of Document	Location of Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

*	Management contract or compensatory plan or arrangement.
**	Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are omitted and filed separately with the SEC.
***	Certain portions of this exhibit (indicated by “[***]”) have been omitted because they are not material.

Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

The exhibits listed in this Exhibit Index which were filed or furnished with our 2021 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., 292 Madison Avenue, 9th Floor, New York, NY 10017. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2021 Annual Report on Form 10-K.

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
February 24, 2022

By:	/S/ Eugene Shnayderman
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 24, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ MILTON COOPER
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 24, 2022		Milton Cooper Director February 24, 2022

By:	/S/ PHILIP E. COVIELLO	By:	/S/ Howard Safenowitz
	Philip E. Coviello Director February 24, 2022		Howard Safenowitz Director and Chairman of the Board February 24, 2022

By:	/S/ Mary Lou Malanoski	By:	/S/ RICHARD E. MONTAG
	Mary Lou Malanoski Director February 24, 2022		Richard E. Montag Director February 24, 2022

By:	/s/ Evelyn Infurna
Evelyn Infurna Director
February 24, 2022