Form 10-Q
period 2022-03-31
GETTY REALTY CORP /MD/
filed 2022-04-28
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The registrant had outstanding 46,732,973 shares of common stock as of April 28, 2022.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2022	December 31, 2021
ASSETS
Real estate:
Land	$775,656	$772,088
Buildings and improvements	632,129	632,074
Investment in direct financing leases, net	70,376	71,647
Construction in progress	706	693
Real estate held for use	1,478,867	1,476,502
Less accumulated depreciation and amortization	(215,457)	(209,040)
Real estate held for use, net	1,263,410	1,267,462
Real estate held for sale, net	176	3,621
Real estate, net	1,263,586	1,271,083
Notes and mortgages receivable	15,873	14,699
Cash and cash equivalents	56,983	24,738
Restricted cash	1,708	1,723
Deferred rent receivable	47,636	46,933
Accounts receivable	2,797	3,538
Right-of-use assets - operating	20,431	21,092
Right-of-use assets - finance	353	379
Prepaid expenses and other assets, net	91,867	82,763
Total assets	$1,501,234	$1,466,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$—	$60,000
Senior unsecured notes, net	623,313	523,850
Environmental remediation obligations	46,957	47,597
Dividends payable	19,618	19,467
Lease liability - operating	22,313	22,980
Lease liability - finance	1,893	2,005
Accounts payable and accrued liabilities	42,323	45,941
Total liabilities	756,417	721,840
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,732,381 and 46,715,734 shares issued and outstanding, respectively	467	467
Additional paid-in capital	818,787	818,209
Dividends paid in excess of earnings	(74,437)	(73,568)
Total stockholders’ equity	744,817	745,108
Total liabilities and stockholders’ equity	$1,501,234	$1,466,948

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Revenues from rental properties	$38,984	$36,951
Interest on notes and mortgages receivable	337	329
Total revenues	39,321	37,280
Operating expenses:
Property costs	4,626	5,272
Impairments	1,038	776
Environmental	(141)	513
General and administrative	5,128	5,509
Depreciation and amortization	9,628	8,437
Total operating expenses	20,279	20,507

Gain on dispositions of real estate	6,153	7,219

Operating income	25,195	23,992

Other income, net	91	64
Interest expense	(6,537)	(6,129)
Net earnings	$18,749	$17,927

Basic earnings per common share:
Net earnings	$0.39	$0.40

Diluted earnings per common share:
Net earnings	$0.39	$0.40

Weighted average common shares outstanding:
Basic	46,721	43,872
Diluted	46,742	43,875

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$18,749	$17,927
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	9,628	8,437
Impairment charges	1,038	776
Gain on dispositions of real estate	(6,153)	(7,219)
Deferred rent receivable	(704)	(736)
Amortization of above-market and below-market leases	9	(57)
Amortization of investment in direct financing leases	1,271	1,145
Amortization of debt issuance costs	229	259
Accretion expense	444	461
Stock-based compensation	1,084	905
Changes in assets and liabilities:
Accounts receivable	720	1,215
Prepaid expenses and other assets	(595)	(477)
Environmental remediation obligations	(1,790)	(921)
Accounts payable and accrued liabilities	(3,100)	(2,308)
Net cash flow provided by operating activities	20,830	19,407
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(7,037)	(21,852)
Capital expenditures	—	(176)
Addition to construction in progress	(13)	(127)
Proceeds from dispositions of real estate	10,369	8,497
Deposits for property acquisitions	(10,170)	1,733
Issuance of notes and mortgages receivable	(1,673)	(8,395)
Collection of notes and mortgages receivable	608	535
Net cash flow used in investing activities	(7,916)	(19,785)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	15,000	—
Repayments under credit agreement	(75,000)	(25,000)
Proceeds from senior unsecured notes	100,000	—
Payment of debt issuance costs	(588)	—
Payment of finance lease obligations	(112)	(174)
Security deposits refunded	(11)	(160)
Payments of cash dividends	(19,451)	(17,314)
Payments in settlement of restricted stock units	(496)	(484)
Proceeds from issuance of common stock, net - ATM	(26)	20,266
Net cash flow provided by (used in) financing activities	19,316	(22,866)
Change in cash, cash equivalents and restricted cash	32,230	(23,244)
Cash, cash equivalents and restricted cash at beginning of period	26,461	57,054
Cash, cash equivalents and restricted cash at end of period	$58,691	$33,810
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$6,074	$5,814
Income taxes	—	284
Environmental remediation obligations	969	613
Non-cash transactions:
Dividends declared but not yet paid	19,618	17,690
Issuance of notes and mortgages receivable related to property dispositions	$—	$—

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

As of March 31, 2022, our portfolio included 1,014 properties located in 38 states and Washington, D.C., and our tenants operated under a variety of national and regional retail brands. Our company is headquartered in New York, New York and is internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate.

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

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates and EBITDA to rent coverage ratios.

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. In these direct financing leases, the payment obligations of the lessees are collateralized by real estate properties. Historically, we have had no collection issues related to these direct financing leases; therefore, we assessed the probability of default on these leases based on the lessee’s financial condition, business prospects, remaining term of the lease, expected value of the underlying collateral upon its repossession, and our historical loss experience related to other leases in which we are the lessor. As of December 31, 2021, we had recorded an allowance for credit losses of $826,000 on our net investments in direct financing leases.

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. The ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of December 31, 2021, we had recorded an allowance for credit losses of $297,000 on these notes and mortgages receivable. There were no indicators for impairments related to our notes and mortgages receivable during the three months ended March 31, 2022 and 2021. For the three months ended March 31, 2022, we did not record any additional allowance for credit losses.

From time to time, we may originate construction loans for the construction of income-producing properties, which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the three months ended March 31, 2022, we funded $1,782,000, including accrued interest, and, as of March 31, 2022, had outstanding $7,487,000 of such construction loans, including accrued interest. Our construction loans generally provide for funding only during the construction period, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

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

We elected to treat lease concessions with option (1) above. There were no outstanding balances for lease concessions provided as a result of COVID-19 as of March 31, 2022.

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

We recorded impairment charges aggregating $1,038,000 for the three months ended March 31, 2022 and $776,000 for the three months ended March 31, 2021. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $694,000 of impairments recognized during the three months ended March 31, 2022) and (ii) discounted cash flow models (this method was used to determine $0 of impairments recognized during the three months ended March 31, 2022). The remaining $344,000 of impairments recognized during the three months ended March 31, 2022, was due to the accumulation of asset retirement costs at certain properties as a result of changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values. For the three months ended March 31, 2022 and 2021, impairment charges aggregating $62,000 and $335,000, respectively, were related to properties that were previously disposed of by us.

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

New Accounting Pronouncements

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives, and other contracts. The guidance in ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. In January 2021, the FASB issued ASU 2021-01, which adds implementation guidance to above ASU to clarify certain optional expedients in Topic 848. We are currently evaluating the impact the adoption of ASU 2020-04 will have on our consolidated financial statements.

NOTE 3. — LEASES

As Lessor

As of March 31, 2022, our portfolio included 1,014 properties of which we owned 968 properties and leased 46 properties from third-party landlords. These 1,014 properties are located in 38 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

A significant portion of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the convenience retail, petroleum marketing, and automobile maintenance industries, each of which are highly competitive and can be subject to variability. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

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

Revenues from rental properties were $38,984,000 and $36,951,000 for the three months ended March 31, 2022 and 2021, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $36,425,000 and $33,539,000 for the three months ended March 31, 2022 and 2021, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $576,000 and $343,000 for the three months ended March 31, 2022 and 2021, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3,135,000 and $3,756,000 for the three months ended March 31, 2022 and 2021, respectively.

The components of the $70,376,000 investment in direct financing leases as of March 31, 2022, are lease payments receivable of $95,262,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $37,988,000 and allowance for credit losses of $826,000. The components of the $71,647,000 investment in direct financing leases as of December 31, 2021, are lease payments receivable of $98,539,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $39,994,000 and allowance for credit losses of $826,000.

As of March 31, 2022, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$98,934	$9,926
2023	131,533	13,237
2024	129,894	13,380
2025	129,534	13,412
2026	117,712	10,386
Thereafter	657,646	34,921
Total	$1,265,253	$95,262

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

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2022
Assets
Right-of-use assets - operating	$20,431
Right-of-use assets - finance	353
Total lease assets	$20,784
Liabilities
Lease liability - operating	$22,313
Lease liability - finance	1,893
Total lease liabilities	$24,206

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	8.6
Finance leases	6.4
Weighted-average discount rate
Operating leases (a)	4.74%
Finance leases	16.80%

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

Three Months Ended March 31, 2022
Operating lease cost	$931
Finance lease cost
Amortization of leased assets	112
Interest on lease liabilities	97
Short-term lease cost	-
Total lease cost	$1,140

The following presents supplemental cash flow information related to our leases (in thousands):

Three Months Ended March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$936
Operating cash flows for finance leases	97
Financing cash flows for finance leases	$112

As of March 31, 2022, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$2,858	$783
2023	3,695	561
2024	3,549	502
2025	3,173	331
2026	2,963	322
Thereafter	11,213	382
Total lease payments	27,451	2,881
Less: amount representing interest	(5,138)	(988)
Present value of lease payments	$22,313	$1,893

Major Tenants

As of March 31, 2022, we had three significant tenants by revenue:

•

We leased 150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 15% of our total revenues for each of the three months ended March 31, 2022 and 2021. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 128 properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 15% of our total revenues for each of the three months ended March 31, 2022 and 2021. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 78 properties pursuant to three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 12% of our total revenues for the three months ended March 31, 2022 and 2021.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of March 31, 2022, 333 of the properties we own or lease were previously leased to Marketing, of which 303 properties are subject to long-term triple-net leases with petroleum distributors across 15 separate portfolios and 23 properties are leased as single unit triple-net leases (an additional three properties are under redevelopment and four are vacant). The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of March 31, 2022, we have a remaining commitment to fund up to $6,595,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2022, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $1,051,000 (net of accumulated amortization of $1,954,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2022 and December 31, 2021, we had accrued $1,925,000 for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In addition to the RI/FS activities, other actions relating to the investigation and/or remediation of the LPRSA have proceeded as follows. First, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing. The EPA also issued a Unilateral Order to Occidental Chemical Corporation (“Occidental”), the former owner/operator of the Diamond Shamrock Corporation facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances from the Lister facility. The Order directed Occidental to participate and contribute to the cost of the river mile 10.9 work. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8-miles of the LPRSA. The FFS was subject to public comments and objections and, on March 4, 2016, the EPA issued a ROD for the lower 8-miles (“Lower 8-mile ROD”) selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000. On March 31, 2016, we and more than 100 other PRPs received from the EPA a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”), which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides generated from the production of Agent Orange at its Diamond Shamrock Corporation facility and a discharger of other contaminants of concern (“COCs”)) to the Superfund Site for remedial design of the remedy selected in the Lower 8-mile ROD, after which the EPA plans to begin negotiations with “major” PRPs for implementation and/or payment of the selected remedy. The Notice also stated that the EPA believes that some of the PRPs and other parties not yet identified will be eligible for a cash out settlement with the EPA. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for the Lower 8-mile ROD. In December 2019, Occidental submitted a report to the EPA on the progress of the remedial design work, which is still ongoing.

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

Based on currently known facts and circumstances, including, among other factors, the agreement in principle with the EPA noted above, anticipated allocations, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and because there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of this matter as relates us is reasonably likely to have a material impact on our results of operations. Nevertheless, in the event the agreement in principle is not approved by the Court, and/or there are one or more adverse determinations related to this matter, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation; hence our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to numerous contingencies which cannot be predicted and the outcome of which are not yet known. For these reasons, we are unable to estimate a possible loss or range of loss in excess of the amount we have accrued for the Lower Passaic River proceedings as of the date of this Quarterly Report on Form 10-Q, and it is therefore possible that losses related to the Lower Passaic River proceedings could exceed the amounts accrued as of the date hereof, which could cause a material adverse effect on our results of operations.

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

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Unsecured Revolving Credit Facility	October 2025	—	$—	$60,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	—
Total debt			625,000	585,000
Unamortized debt issuance costs, net (a)			(4,238)	(3,880)
Total debt, net			$620,762	$581,120
(a)

Unamortized debt issuance costs, related to the Revolving Facility, at March 31, 2022 and December 31, 2021, of $2,551 and $2,730, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

The Revolving Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default under the Second Restated Credit Agreement and our compliance with certain conditions, including the payment of extension fees to the Lenders under the Revolving Facility and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

The Second Restated Credit Agreement reflects reductions in the interest rates for borrowings under the Revolving Facility and permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Facility.

The Second Restated Credit Agreement contains customary financial covenants, including covenants with respect to total leverage, secured leverage and unsecured leverage ratios, fixed charge and interest coverage ratios, and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement contains customary events of default, including cross default provisions with respect to our existing senior unsecured notes. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of our indebtedness under the Second Restated Credit Agreement and could also give rise to an event of default and the acceleration of our existing senior unsecured notes.

Senior Unsecured Notes

On February 22, 2022, we entered into a sixth amended and restated note purchase and guarantee agreement (the “Sixth Amended and Restated Prudential Agreement”) with Prudential and certain of its affiliates amending and restating our existing fifth amended and restated note purchase and guarantee agreement with Prudential (the “Fifth Amended and Restated Prudential Agreement”). Pursuant to the Sixth Amended and Restated Prudential Agreement, we will issue $80,000,000 of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential on January 20, 2023 and use a portion of the proceeds to repay in full the $75,000,000 of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under the Fifth Amended and Restated Prudential Agreement. The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50,000,000 of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (ii) $50,000,000 of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50,000,000 of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) and (iv) $100,000,000 of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

On February 22, 2022, we entered into a second amended and restated note purchase and guarantee agreement (the “Second Amended and Restated AIG Agreement”) with American General Life Insurance Company (“AIG”) and certain of its affiliates amending and restating our existing first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”). Pursuant to the Second Amended and Restated AIG Agreement, we issued $55,000,000 of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under the First Amended and Restated AIG Agreement, including (i) $50,000,000 of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50,000,000 of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

On February 22, 2022, we entered into a second amended and restated note purchase and guarantee agreement (the “Second Amended and Restated MassMutual Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and certain of its affiliates amending and restating our existing first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”). Pursuant to the Second Amended and Restated MassMutual Agreement, we issued $20,000,000 of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) to MassMutual and will issue $20,000,000 of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual on January 20, 2023. The other senior unsecured notes outstanding under the First Amended and Restated MassMutual Agreement, including (i) $25,000,000 of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25,000,000 of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

On February 22, 2022, we entered into a note purchase and guarantee agreement (the “New York Life Agreement”) with New York Life Insurance Company (“New York Life”) and certain of its affiliates. Pursuant to the New York Life Agreement, we issued $25,000,000 of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) to New York Life and will issue $25,000,000 of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”) to New York Life on January 20, 2023.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Agreement, we issued $50,000,000 of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes).

The funded and outstanding Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes and Series N Notes are collectively referred to as the “senior unsecured notes.”

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

As of March 31, 2022, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2022, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2022	$—	$—	$—
2023 (a)	—	75,000	75,000
2024	—	—	—
2025 (b)	—	50,000	50,000
2026	—	—	—
Thereafter	—	500,000	500,000
Total	$—	$625,000	$625,000

(a)

Pursuant to the Sixth Amended and Restated Prudential Agreement, we will issue $80,000,000 of 3.65% Series Q Notes due January 20, 2033 to Prudential on January 20, 2023 and use a portion of the proceeds to repay in full the $75,000,000 of 5.35% Series B Notes due June 2, 2023

(b)

The Revolving Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term of the Revolving Facility for two six months periods to October 2026

NOTE 6. — ENVIRONMENTAL OBLIGATIONS

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

In the course of certain UST removals and replacements at properties previously leased to Marketing where we retained continuing responsibility for preexisting environmental obligations, previously unknown environmental contamination was and continues to be discovered. As a result, we have developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and have accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs. Our accrual of the additional liability represents our estimate of the fair value of cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience with the funds. In arriving at our accrual, we analyzed the ages of USTs at properties where we would be responsible for preexisting contamination found within 10 years after commencement of a lease (for properties subject to long-term triple-net leases) or five years from a sale (for divested properties) and projected a cost to closure for preexisting unknown environmental contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2022, we had accrued a total of $46,957,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,201,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $35,756,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47,597,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,382,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,215,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $444,000 and $461,000 of net accretion expense was recorded for the three months ended March 31, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2022 and 2021, we recorded credits to environmental expenses aggregating $821,000 and $308,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the three months ended March 31, 2022 and 2021, changes in environmental estimates aggregating, $40,000 and $39,000, respectively, for each three-month period, were related to properties that were previously disposed of by us.

During the three months ended March 31, 2022 and 2021, we increased the carrying values of certain of our properties by $526,000 and $922,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2022 and 2021 was $1,002,000 and $975,000, respectively. Capitalized asset retirement costs were $39,310,000 (consisting of $24,476,000 of known environmental liabilities and $14,834,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of March 31, 2022, and $39,670,000 (consisting of $24,075,000 of known environmental liabilities and $15,595,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2021. We recorded impairment charges aggregating $344,000 and $744,000 for the three months ended March 31, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection predominantly for significant events. In addition, we also took assignment of certain environmental insurance policies, and rights to reimbursement for claims made thereunder, from Marketing, by order of the U.S. Bankruptcy Court during Marketing’s bankruptcy proceedings. Under these assigned polices, we have received and expect to continue to receive reimbursement of certain remediation expenses for covered claims.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2022 and 2021, is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				18,749	18,749
Dividends declared — $0.41 per share				(19,618)	(19,618)
Shares issued pursuant to ATM Program, net	—	—	(26)	—	(26)
Shares issued pursuant to dividend reinvestment	—	—	16	—	16
Stock-based compensation/settlements	16	—	588	—	588
BALANCE, MARCH 31, 2022	46,732	$467	$818,787	$(74,437)	$744,817

BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601
Net earnings				17,927	17,927
Dividends declared — $0.39 per share				(17,690)	(17,690)
Shares issued pursuant to ATM Program, net	743	8	20,258	—	20,266
Shares issued pursuant to dividend reinvestment	1	—	18	—	18
Stock-based compensation/settlements	17	—	421	—	421
BALANCE, MARCH 31, 2021	44,367	$444	$743,305	$(63,206)	$680,543

On March 1, 2022, our Board of Directors granted 238,850 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2021, our Board of Directors granted 192,550 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

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

During the three months ended March 31, 2022, no shares of common stock were issued under the ATM Program. During the three months ended March 31, 2021, we issued a total of 743,000 shares of common stock and received net proceeds of $20,266,000 under the ATM Program and the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the three months ended March 31, 2022, we paid regular quarterly dividends of $19,467,000 or $0.41 per share. For the three months ended March 31, 2021, we paid regular quarterly dividends of $17,332,000 or $0.39 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2022 and 2021, we issued 504 and 649 shares of common stock, under the dividend reinvestment plan and received proceeds of $16,000 and $18,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,084,000 and $905,000 for the three months ended March 31, 2022 and 2021, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Three Months Ended March 31,
	2022	2021
Net earnings	$18,749	$17,927
Less earnings attributable to RSUs outstanding	(458)	(395)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	18,291	17,532
Weighted average common shares outstanding:
Basic	46,721	43,872
Incremental shares from stock-based compensation	21	3
Diluted	46,742	43,875
Basic earnings per common share	$0.39	$0.40
Diluted earnings per common share	$0.39	$0.40

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2022 and December 31, 2021, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of March 31, 2022 and December 31, 2021, the fair value of the borrowings under our senior unsecured notes was $614,200,000 and $561,600,000, respectively. The fair value of the borrowings outstanding as of March 31, 2022 and December 31, 2021 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of March 31, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,282	$—	$—	$1,282
Liabilities:
Deferred compensation	$—	$1,282	$—	$1,282

The following summarizes as of December 31, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,168	$—	$—	$1,168
Liabilities:
Deferred compensation	$—	$1,168	$—	$1,168

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2022 and December 31, 2021, of $705,000 and $1,102,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2022, one property met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021
Land	$176	$2,949
Buildings and improvements	307	2,247
	483	5,196
Accumulated depreciation and amortization	(307)	(1,575)
Real estate held for sale, net	$176	$3,621

During the three months ended March 31, 2022, we sold 15 properties, resulting in an aggregate gain of $6,015,000, which is included in gains on dispositions of real estate in our consolidated statements of operations. In addition, during the three months ended March 31, 2022 we received funds from one partial property condemnation resulting in a gain of $138,000, which is included in gains on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the three months ended March 31, 2022, we acquired fee simple interests in two convenience stores located in the New Haven (CT) metropolitan area for an aggregate purchase price of $7,037,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,464,000 of the purchase price to land, $2,023,000 to buildings and improvements and $550,000 to in-place leases.

During the three months ended March 31, 2021, we acquired fee simple interests in six properties for an aggregate purchase price of $21,852,000.

In March 2021, we acquired fee simple interests in four car wash properties for an aggregate purchase price of $13,947,000 and entered into a unitary lease at the closing of the transactions. We funded the transactions with available cash. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located within the Cincinnati (OH) and Lexington (KY) metropolitan areas. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $2,782,000 of the purchase price to land, $9,997,000 to buildings and improvements, $1,168,000 to in-place leases.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2022, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2022, through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience stores, car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of recently enacted U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of the novel coronavirus (“COVID-19”) pandemic on our business and results of operations; our expectations regarding our growth strategy; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; FFO and AFFO as measures that represent our core operating performance and its utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Second Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Second Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; changes in LIBOR reporting practices or the method in which LIBOR is calculated or changes to alternative rates if LIBOR is discontinued; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued spread of the COVID-19 pandemic, including on the global economy or on our or our tenants’ businesses, financial position or results of operations.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of March 31, 2022, our portfolio included 1,014 properties of which we owned 968 properties and leased 46 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

COVID-19

In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. The impact from the rapidly changing market and economic conditions due to the COVID-19 pandemic remains uncertain. While we have not incurred significant disruptions to our financial results thus far from the COVID-19 pandemic, we are unable to accurately predict the future impact that COVID-19 will have on our business, operations and financial result due to numerous evolving factors, including the severity of the disease, the duration of the pandemic, actions that may be taken by governmental authorities, the impact to our tenants, including the ability of our tenants to make their rental payments and any closures of our tenants’ facilities. Additionally, while we expect to continue our overall growth strategy during 2022 and to fund our business operations from cash flows from our properties and our Revolving Facility, the rapid developments and fluidity of COVID-19 may cause us to re-evaluate, if not suspend, our growth strategy and/or to rely more heavily on borrowings under our Revolving Facility, proceeds from the sale of shares of our common stock under our ATM Program, or other sources of liquidity. See “Part I. Item. 1A. Risk Factors” in our Annual Report on Form 10-K for additional information.

Our Triple-Net Leases

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

A significant portion of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the convenience retail, petroleum marketing, and automobile maintenance industries, each of which are highly competitive and can be subject to variability. For additional information regarding our real estate business, our properties, and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2021, and “Environmental Matters” below.

Our Properties

Net Lease. As of March 31, 2022, we leased 1,003 of our properties to tenants under triple-net leases.

Our net lease properties include 835 properties leased under 35 separate unitary or master triple-net leases and 168 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of March 31, 2022, we were actively redeveloping five of our properties either for new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of March 31, 2022, six of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

Investment Strategy and Activity

As part of our strategy to grow and diversify our portfolio, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate. We primarily pursue sale leaseback transactions with existing and prospective tenants and will pursue other transactions, including forward commitments to acquire new-to-industry construction and the acquisition of assets with in-place leases, that result in us owning fee simple interests in our properties. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold properties and construction loans. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in well-located, freestanding properties that support automobility and provide convenience and service to consumers in major markets across the country. A key element of our investment strategy is to invest in properties that will enhance our property type, tenant, and geographic diversification.

During the three months ended March 31, 2022, we acquired fee simple interests in two properties for an aggregate purchase price of $7.0 million. During the three months ended March 31, 2021, we acquired fee simple interests in six properties for an aggregate purchase price of $21.9 million.

We also originate construction loans for the construction of income-producing properties which we expect to purchase via sale leaseback transactions at the end of the construction period. During the three months ended March 31, 2022, we funded $1.7 million, including accrued interest, and, as of March 31, 2022, had outstanding $7.5 million of such construction loans, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently occupied by gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use. Since the inception of our redevelopment program in 2015, we have completed 24 redevelopment projects.

As of March 31, 2022, we had five properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including two properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $1.0 million for the three months ended March 31, 2022, and $0.8 million for the three months ended March 31, 2021, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to stockholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) to measure our performance. As previously disclosed, beginning with its results for the quarter and year ended December 31, 2021, we updated our definition of AFFO to include adjustments for stock-based compensation and amortization of debt issuance costs. We believe that conforming to this market practice for calculating AFFO improves the comparability of this measure of performance to other net lease REITs

FFO and AFFO are generally considered by analysts and investors to be appropriate supplemental non-GAAP measures of the performance of REITs. FFO and AFFO are not in accordance with, or a substitute for, measures prepared in accordance with GAAP. In addition, FFO and AFFO are not based on any comprehensive set of accounting rules or principles. Neither FFO nor AFFO represent cash generated from operating activities calculated in accordance with GAAP and therefore these measures should not be considered an alternative for GAAP net earnings or as a measure of liquidity. These measures should only be used to evaluate our performance in conjunction with corresponding GAAP measures.

FFO is defined by the National Association of Real Estate Investment Trusts (“NAREIT”) as GAAP net earnings before (i) depreciation and amortization of real estate assets, (ii) gains or losses on dispositions of real estate assets, (iii) impairment charges, and (iv) the cumulative effect of accounting changes.

We define AFFO as FFO excluding (i) certain revenue recognition adjustments (defined below), (ii) certain environmental adjustments (defined below), (iii) stock-based compensation, (iv) amortization of debt issuance costs and (v) other non-cash and/or unusual items that are not reflective of our core operating performance.

Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, the core operating performance of our portfolio. Specifically, FFO excludes items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate assets, and impairment charges. With respect to AFFO, we further exclude the impact of (i) deferred rental revenue (straight-line rent), the net amortization of above-market and below-market leases, adjustments recorded for the recognition of rental income from direct financing leases, and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”), (ii) environmental accretion expenses, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, and changes in environmental remediation estimates (collectively, “Environmental Adjustments”), (iii) stock-based compensation expense, (iv) amortization of debt issuance costs and (v) other items, which may include allowances for credit losses on notes and mortgages receivable and direct financing leases, losses on extinguishment of debt, retirement and severance costs, and other items that do not impact our recurring cash flow and which are not indicative of our core operating performance.

We pay particular attention to AFFO which it believes provides the most useful depiction of the core operating performance of our portfolio. By providing AFFO, we believe we are presenting information that assists analysts and investors in their assessment of our core operating performance, as well as the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net earnings	$18,749	$17,927
Depreciation and amortization of real estate assets	9,628	8,437
Gain on dispositions of real estate	(6,153)	(7,219)
Impairments	1,038	776
Funds from operations (FFO)	23,262	19,921
Revenue recognition adjustments	576	343
Changes in environmental estimates	(821)	(308)
Accretion expense	444	461
Insurance reimbursements	—	(29)
Retirement and severance costs	77	543
Stock-based compensation expense	1,084	905
Amortization of debt issuance costs	229	259
Adjusted funds from operations (AFFO)	$24,851	$22,095

Basic per share amounts:
Net earnings	$0.39	$0.40
FFO (1)	0.49	0.44
AFFO (1)	0.52	0.49
Diluted per share amounts:
Net earnings	$0.39	$0.40
FFO (1)	0.49	0.44
AFFO (1)	0.52	0.49
Weighted average common shares outstanding:
Basic	46,721	43,872
Diluted	46,742	43,875

(1)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2022	2021
FFO	$543	$439
AFFO	581	487

Results of Operations

The following discussion describes our results of operations for the three and nine months ended March 31, 2022. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three months ended March 31, 2022, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

 Three months ended March 31, 2022, compared to the three months ended March 31, 2021

Revenues from rental properties increased by $2.0 million to $39.0 million for the three months ended March 31, 2022, as compared to $37.0 million for the three months ended March 31, 2021. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties during the last twelve months, along with contractual rent increases, partially offset by property dispositions. Rental income contractually due from our tenants included in revenues from rental properties was $36.4 million for the three months ended March 31, 2022, as compared to $33.5 million for the three months ended March 31, 2021. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $3.1 million and $3.8 million for the three months ended March 31, 2022 and 2021, respectively. Interest income on notes and mortgages receivable was $0.3 million for the three months ended March 31, 2022, and 2021.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties include Revenue Recognition Adjustments which decreased rental revenue by $0.6 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

Property costs, which are primarily comprised of rent expense, real estate and other state and local taxes, municipal charges, professional fees, maintenance expense and reimbursable tenant expenses, were $4.6 million for the three months ended March 31, 2022, as compared to $5.3 million for the three months ended March 31, 2021. The decrease in property costs for the three months ended March 31, 2022 was principally due to reductions in rent expense and reimbursable and non-reimbursable real estate taxes.

Impairment charges were $1.0 million for the three months ended March 31, 2022, as compared to $0.8 million for the three months ended March 31, 2021. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2022 and 2021 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the three months ended March 31, 2022 was a credit of $0.1 million, as compared to an expense of $0.5 million for the three months ended March 31, 2021. The decrease in environmental expenses for the three months ended March 31, 2022 was principally due to reduction in environmental legal fees and net environmental remediation costs and estimates. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $5.1 million for the three months ended March 31, 2022, as compared to $5.5 million for the three months ended March 31, 2021. The decrease in general and administrative expense for the three months ended March 31, 2022 was principally due to $0.5 million of non-recurring severance and retirement costs incurred during the three months ended March 31, 2021, partially offset by increased personnel costs.

Depreciation and amortization expense was $9.6 million for the three months ended March 31, 2022, as compared to $8.4 million for the three months ended March 31, 2021. The increase in depreciation and amortization expense for the three months ended March 31, 2022 was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $6.2 million for the three months ended March 31, 2022, as compared to $7.2 million for the three months ended March 31, 2021. The gains were the result of the disposition of 15 properties and one partial condemnation during the three months ended March 31, 2022 and the sale of five properties during the three months ended March 31, 2021, respectively.

Interest expense was $6.5 million for the three months ended March 31, 2022, as compared to $6.1 million for the three months ended March 31, 2021. The increase was due to higher average borrowings outstanding partially offset by a decrease in average interest rates on borrowings outstanding for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021.

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

 Our cash flow activities for the three months ended March 31, 2022 and 2021, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Net cash flow provided by operating activities	$20,830	$19,407
Net cash flow used in investing activities	(7,916)	(19,785)
Net cash flow provided by (used in) financing activities	$19,316	$(22,866)

Operating Activities

Net cash flow from operating activities increased by $1.4 million for the three months ended March 31, 2022, to $20.8 million, as compared to $19.4 million for the three months ended March 31, 2021. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense, and interest expense. The change in net cash flow provided by operating activities for the three months ended March 31, 2022 and 2021 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $11.9 million for the three months ended March 31, 2022, to $7.9 million, as compared to $19.8 million for the three months ended March 31, 2021. The decrease in net cash flow used in investing activities was primarily due to an decrease of $14.9 million for property acquisitions, a decrease of $6.7 million in issuance of notes and mortgages receivable and an increase of $1.9 million in proceeds from dispositions of real estate, partially offset by an increase of $11.9 million in deposits on property acquisitions for the three months ended March 31, 2022.

Financing Activities

Net cash flow provided by financing activities increased by $42.2 million for the three months ended March 31, 2022, to $19.3 million, as compared to a use of $22.9 million for the three months ended March 31, 2021. The increase in net cash flow provided by financing activities was primarily due to an increase in borrowings under senior unsecured notes of $100.0 million, partially offset by a decrease in net proceeds under the ATM agreement of $20.2 million, an increase in net repayments under the credit agreement of $35.0 million, an increase in dividends paid of $2.2 million, and an increase in debt issuance costs of $0.6 million.

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

On October 27, 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”) amending and restating our Restated Credit Agreement. Pursuant to the Second Restated Credit Agreement, we (i) extended the maturity date of the Revolving Facility from March 2022 to October 2025, (ii) reduced the interest rate for borrowings under the Revolving Facility and (iii) amended certain financial covenants and other provisions.

The Second Restated Credit Agreement provides for the Revolving Facility in an aggregate principal amount of $300.0 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

The Revolving Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default under the Second Restated Credit Agreement and our compliance with certain conditions, including the payment of extension fees to the Lenders under the Revolving Facility and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

The Second Restated Credit Agreement reflects reductions in the interest rates for borrowings under the Revolving Facility and permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Facility.

The Second Restated Credit Agreement contains customary financial covenants, including covenants with respect to total leverage, secured leverage and unsecured leverage ratios, fixed charge and interest coverage ratios, and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement contains customary events of default, including cross default provisions with respect to our existing senior unsecured notes. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of our indebtedness under the Second Restated Credit Agreement and could also give rise to an event of default and the acceleration of our existing senior unsecured notes.

Senior Unsecured Notes

On February 22, 2022, we entered into a sixth amended and restated note purchase and guarantee agreement (the “Sixth Amended and Restated Prudential Agreement”) with Prudential and certain of its affiliates amending and restating our existing fifth amended and restated note purchase and guarantee agreement with Prudential (the “Fifth Amended and Restated Prudential Agreement”). Pursuant to the Sixth Amended and Restated Prudential Agreement, we will issue $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential on January 20, 2023 and use a portion of the proceeds to repay in full the $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under the Fifth Amended and Restated Prudential Agreement. The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (ii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) and (iv) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

On February 22, 2022, we entered into a second amended and restated note purchase and guarantee agreement (the “Second Amended and Restated AIG Agreement”) with American General Life Insurance Company (“AIG”) and certain of its affiliates amending and restating our existing first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”). Pursuant to the Second Amended and Restated AIG Agreement, we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under the First Amended and Restated AIG Agreement, including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

On February 22, 2022, we entered into a second amended and restated note purchase and guarantee agreement (the “Second Amended and Restated MassMutual Agreement”) with Massachusetts Mutual Life Insurance Company (“MassMutual”) and certain of its affiliates amending and restating our existing first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”). Pursuant to the Second Amended and Restated MassMutual Agreement, we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) to MassMutual and will issue $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual on January 20, 2023. The other senior unsecured notes outstanding under the First Amended and Restated MassMutual Agreement, including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

On February 22, 2022, we entered into a note purchase and guarantee agreement (the “New York Life Agreement”) with New York Life Insurance Company (“New York Life”) and certain of its affiliates. Pursuant to the New York Life Agreement, we issued $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) to New York Life and will issue $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”) to New York Life on January 20, 2023.

On June 21, 2018, we entered into a note purchase and guarantee agreement (the “MetLife Agreement”) with MetLife and certain of its affiliates. Pursuant to the MetLife Agreement, we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes).

The funded and outstanding Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes and Series N Notes are collectively referred to as the “senior unsecured notes.

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

During the three months ended March 31, 2022, no shares of common stock were issued under the ATM Program. During the three months ended March 31, 2021, we issued a total of 743,000 shares of common stock and received net proceeds of $20.3 million under the 2018 ATM Program and the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the three months ended March 31, 2022, we acquired fee simple interests in two properties for an aggregate purchase price of $7.0 million. During the three months ended March 31, 2021, we acquired fee simple interests in six properties for an aggregate purchase price of $21.9 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We also seek opportunities to recapture select properties from our net lease portfolio and redevelop such properties as new convenience stores or other single tenant retail uses. Since the inception of our redevelopment program in 2015, we have completed 24 redevelopment projects.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions or redevelopments. However, our tenants frequently make improvements to the properties leased from us at their expense. As of March 31, 2022, we have a remaining commitment to fund up to $6.6 million in the aggregate of capital improvements at certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2022 were $19.5 million, or $0.41 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2021. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2022, we had accrued a total of $47.0 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $35.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.2 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.4 million and $0.5 million of net accretion expense was recorded for the three months ended March 31, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2022 and 2021, we recorded credits to environmental expenses aggregating $0.8 million and $0.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2022 and 2021, we increased the carrying values of certain of our properties by $0.5 million and $0.9 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of each UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $1.0 million for each of the three months ended March 31, 2022 and 2021. Capitalized asset retirement costs were $39.3 million (consisting of $24.5 million of known environmental liabilities and $14.8 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of March 31, 2022, and $39.7 million (consisting of $24.1 million of known environmental liabilities and $15.6 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2021. We recorded impairment charges aggregating $0.3 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection predominantly for significant events. In addition, we also took assignment of certain environmental insurance policies, and rights to reimbursement for claims made thereunder, from Marketing, by order of the U.S. Bankruptcy Court during Marketing’s bankruptcy proceedings. Under these assigned policies, we have received and expect to continue to receive reimbursement of certain remediation expenses for covered claims.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2022 and December 31, 2021, we had accrued $1.9 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million. The Second Restated Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date. We use borrowings under the Second Restated Credit Agreement to finance acquisitions and for general corporate purposes. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of March 31, 2022.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2022, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2021..

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

3.1	Articles Supplementary of Getty Realty Corp., dated as of February 24, 2022	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 25, 2022

3.2	Second Amendment to Bylaws of Getty Realty Corp., dated February 23, 2022	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 25, 2022

10.1*	Sixth Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and The Prudential Insurance Company of America and certain of its affiliates.	Filed herewith

10.2*	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and American General Life Insurance Company and certain of its affiliates.	Filed herewith

10.3*	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and Massachusetts Mutual Life Insurance Company and certain of its affiliates.	Filed herewith

10.4*	Note Purchase and Guarantee Agreement (the “New York Life Agreement dated as of February 22, 2022 among Getty Realty Corp. and with New York Life Insurance Company and certain of its affiliates.	Filed herewith

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith

Exhibit Number	Description of Document	Location of Document

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 28, 2022

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