Form 10-Q
period 2022-06-30
GETTY REALTY CORP /MD/
filed 2022-07-28
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The registrant had outstanding 46,733,539 shares of common stock as of July 28, 2022.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2022	December 31, 2021
ASSETS
Real estate:
Land	$783,567	$772,088
Buildings and improvements	665,929	632,074
Investment in direct financing leases, net	69,048	71,647
Construction in progress	726	693
Real estate held for use	1,519,270	1,476,502
Less accumulated depreciation and amortization	(222,184)	(209,040)
Real estate held for use, net	1,297,086	1,267,462
Real estate held for sale, net	343	3,621
Real estate, net	1,297,429	1,271,083
Notes and mortgages receivable	20,120	14,699
Cash and cash equivalents	20,062	24,738
Restricted cash	1,672	1,723
Deferred rent receivable	48,515	46,933
Accounts receivable	3,679	3,538
Right-of-use assets - operating	19,773	21,092
Right-of-use assets - finance	328	379
Prepaid expenses and other assets, net	84,103	82,763
Total assets	$1,495,681	$1,466,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$—	$60,000
Senior unsecured notes, net	623,374	523,850
Environmental remediation obligations	29,549	47,597
Dividends payable	19,619	19,467
Lease liability - operating	21,622	22,980
Lease liability - finance	1,774	2,005
Accounts payable and accrued liabilities	42,676	45,941
Total liabilities	738,614	721,840
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,733,023 and 46,715,734 shares issued and outstanding, respectively	467	467
Additional paid-in capital	819,976	818,209
Dividends paid in excess of earnings	(63,376)	(73,568)
Total stockholders’ equity	757,067	745,108
Total liabilities and stockholders’ equity	$1,495,681	$1,466,948

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Revenues from rental properties	$40,814	$38,263	$79,797	$75,214
Interest on notes and mortgages receivable	365	415	702	744
Total revenues	41,179	38,678	80,499	75,958
Operating expenses:
Property costs	5,324	5,564	9,950	10,836
Impairments	391	756	1,429	1,532
Environmental	(15,910)	77	(16,051)	590
General and administrative	5,260	5,055	10,388	10,564
Depreciation and amortization	9,924	8,648	19,552	17,085
Total operating expenses	4,989	20,100	25,268	40,607

Gain on dispositions of real estate	1,149	259	7,302	7,478

Operating income	37,339	18,837	62,533	42,829

Other income, net	248	208	340	272
Interest expense	(6,907)	(6,155)	(13,444)	(12,284)
Net earnings	$30,680	$12,890	$49,429	$30,817

Basic earnings per common share:
Net earnings	$0.64	$0.28	$1.03	$0.68

Diluted earnings per common share:
Net earnings	$0.64	$0.28	$1.03	$0.68

Weighted average common shares outstanding:
Basic	46,733	44,437	46,727	44,156
Diluted	46,756	44,470	46,746	44,176

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,429	$30,817
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	19,552	17,085
Impairment charges	1,429	1,532
Gain on dispositions of real estate	(7,302)	(7,478)
Deferred rent receivable	(1,582)	(1,514)
Amortization of above-market and below-market leases	9	(84)
Amortization of investment in direct financing leases	2,598	2,343
Amortization of debt issuance costs	468	518
Accretion expense	822	863
Stock-based compensation	2,316	1,937
Changes in assets and liabilities:
Accounts receivable	(180)	391
Prepaid expenses and other assets	(1,047)	(822)
Environmental remediation obligations	(19,867)	(3,032)
Accounts payable and accrued liabilities	(3,236)	(2,552)
Net cash flow provided by operating activities	43,409	40,004
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(54,198)	(63,304)
Capital expenditures	—	(214)
Addition to construction in progress	(33)	(151)
Proceeds from dispositions of real estate	10,698	8,781
Deposits for property acquisitions	—	2,966
Issuance of notes and mortgages receivable	(4,825)	(11,083)
Collection of notes and mortgages receivable	721	911
Net cash flow used in investing activities	(47,637)	(62,094)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	15,000	30,000
Repayments under credit agreement	(75,000)	(37,500)
Proceeds from senior unsecured notes	100,000	—
Payment of debt issuance costs	(588)	—
Payment of finance lease obligations	(230)	(347)
Security deposits refunded	(47)	(165)
Payments of cash dividends	(39,055)	(34,986)
Payments in settlement of restricted stock units	(496)	(728)
Proceeds from issuance of common stock, net - ATM	(83)	29,578
Net cash flow provided by (used in) financing activities	(499)	(14,148)
Change in cash, cash equivalents and restricted cash	(4,727)	(36,238)
Cash, cash equivalents and restricted cash at beginning of period	26,461	57,054
Cash, cash equivalents and restricted cash at end of period	$21,734	$20,816
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$12,813	$11,753
Income taxes	631	352
Environmental remediation obligations	2,333	1,994
Non-cash transactions:
Dividends declared but not yet paid	19,619	17,785
Issuance of notes and mortgages receivable related to property dispositions	$1,050	$—

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

As of June 30, 2022, our portfolio included 1,024 properties located in 38 states and Washington, D.C., and our tenants operated under a variety of national and regional retail brands. Our company is headquartered in New York, New York and is internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. The ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of December 31, 2021, we had recorded an allowance for credit losses of $297,000 on these notes and mortgages receivable. There were no indicators for impairments related to our notes and mortgages receivable during the three and six months ended June 30, 2022 and 2021. For the three and six months ended June 30, 2022 we did not record any additional allowance for credit losses.

From time to time, we may originate construction loans for the construction of income-producing properties, which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the six months ended June 30, 2022, we funded

$5,094,000, including accrued interest, and, as of June 30, 2022, had outstanding $10,799,000 of such construction loans, including accrued interest. Our construction loans generally provide for funding only during the construction period, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

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

We elected to treat lease concessions with option (1) above. There were no outstanding balances for lease concessions provided as a result of COVID-19 as of June 30, 2022.

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

We recorded impairment charges aggregating $391,000 and $1,429,000 for the three and six months ended June 30, 2022 and $756,000 and $1,532,000 for the three and six months ended June 30, 2021. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $694,000 of impairments recognized during the six months ended June 30, 2022) and (ii) discounted cash flow models (this method was used to determine $0 of impairments recognized during the six months ended June 30, 2022). The remaining $735,000 of impairments recognized during the six months ended June 30, 2022, was due to the accumulation of asset retirement costs at certain properties as a result of changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values. For the six months ended June 30, 2022 and 2021, impairment charges aggregating $204,000 and $614,000, respectively, were related to properties that were previously disposed of by us.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tank (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

NOTE 3. — LEASES

As Lessor

As of June 30, 2022, our portfolio included 1,024 properties of which we owned 979 properties and leased 45 properties from third-party landlords. These 1,024 properties are located in 38 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties were $40,814,000 and $79,797,000 for the three and six months ended June 30, 2022 and $38,263,000 and $75,214,000 for the three and six months ended June 30, 2021, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $37,175,000 and $73,600,000 for the three and six months ended June 30, 2022 and $34,366,000 and $67,904,000 for the three and six months ended June 30, 2021, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $449,000 and $1,025,000 for the three and six months ended June 30, 2022, respectively, and $383,000 and $726,000 for the three and six months ended June 30, 2021, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $4,088,000 and $7,223,000 for the three and six months ended June 30, 2022, respectively, as compared to $4,280,000 and $8,036,000 for the three and six months ended June 30, 2021, respectively.

The components of the $69,048,000 investment in direct financing leases as of June 30, 2022, are lease payments receivable of $91,963,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $36,017,000 and allowance for credit losses of $826,000. The components of the $71,647,000 investment in direct financing leases as of December 31, 2021, are lease payments receivable of $98,539,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $39,994,000 and allowance for credit losses of $826,000.

As of June 30, 2022, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$67,566	$6,626
2023	134,944	13,237
2024	133,356	13,380
2025	133,048	13,412
2026	121,278	10,386
Thereafter	701,404	34,922
Total	$1,291,596	$91,963

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

The following presents the lease-related assets and liabilities (in thousands):

June 30, 2022
Assets
Right-of-use assets - operating	$19,773
Right-of-use assets - finance	328
Total lease assets	$20,101
Liabilities
Lease liability - operating	$21,622
Lease liability - finance	1,774
Total lease liabilities	$23,396

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	8.4
Finance leases	6.2
Weighted-average discount rate
Operating leases (a)	4.74%
Finance leases	16.80%

(a)	Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	Three months ended June 30, 2022	Six Months Ended June 30, 2022
Operating lease cost	$920	$1,851
Finance lease cost
Amortization of leased assets	118	230
Interest on lease liabilities	91	188
Short-term lease cost	-	-
Total lease cost	$1,129	$2,269

The following presents supplemental cash flow information related to our leases (in thousands):

	Three months ended June 30, 2022	Six Months Ended June 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$954	$1,890
Operating cash flows for finance leases	91	188
Financing cash flows for finance leases	$118	$230

As of June 30, 2022, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$1,905	$727
2023	3,695	537
2024	3,549	455
2025	3,173	333
2026	3,341	251
Thereafter	11,213	368
Total lease payments	26,876	2,671
Less: amount representing interest	(5,254)	(897)
Present value of lease payments	$21,622	$1,774

Major Tenants

As of June 30, 2022, we had three significant tenants by revenue:

•

We leased 150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% and 15% of our total revenues for the six months ended June 30, 2022 and 2021. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.

•

We leased 128 properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 14% and 15% of our total revenues for the six months ended June 30, 2022 and 2021. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.

•

We leased 78 properties pursuant to three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 11% and 12% of our total revenues for the six months ended June 30, 2022 and 2021.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of June 30, 2022, 332 of the properties we own or lease were previously leased to Marketing, of which 303 properties are subject to long-term triple-net leases with petroleum distributors across 13 separate portfolios and 23 properties are leased as single unit triple-net leases (an additional three properties are under redevelopment and three are vacant). The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of June 30, 2022, we have a remaining commitment to fund up to $6,577,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2022, we have removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $999,000 (net of accumulated amortization of $2,006,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2022 and December 31, 2021, we had accrued $1,875,000 and $1,925,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Unsecured Revolving Credit Facility	October 2025	—	$—	$60,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	—
Total debt			625,000	585,000
Unamortized debt issuance costs, net (a)			(4,000)	(3,880)
Total debt, net			$621,000	$581,120
(a)

Unamortized debt issuance costs, related to the Revolving Facility, at June 30, 2022 and December 31, 2021, of $2,374 and $2,730, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

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

As of June 30, 2022, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of June 30, 2022, scheduled debt maturities, including balloon payments, are as follows (in thousands):

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

The Revolving Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term of the Revolving Facility for two six month periods to October 2026.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. As the property owner, we may ultimately be responsible for the payment of environmental liabilities if our tenant fails to pay them.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which is mainly the responsibility of our tenant, but in certain cases partially paid for by us) and remediation of any environmental contamination that arises during the term of their tenancy. In addition, for substantially all of our triple-net leases, our tenants are contractually responsible for known environmental contamination that existed at the commencement of the lease and for preexisting unknown environmental contamination that is discovered during the term of the lease.

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is contractual responsibility of our tenant or buyer, as the case may be.

In the course of UST removals and replacements at certain properties previously leased to Marketing where we retained responsibility for preexisting unknown environmental contamination until expiration of the applicable Lookback Period, environmental contamination has been and continues to be discovered. As a result, we developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the anticipated removal and replacement of USTs. Our accrual of this liability represents our estimate of the fair value of the cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience. In arriving at our accrual, we analyzed the ages and expected useful lives of USTs at properties where we would be responsible for preexisting unknown environmental contamination and we projected a cost to closure for remediation of such contamination.

During the quarter ended June 30, 2022, the Lookback Periods for many properties we previously leased to Marketing expired. Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of Getty therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $16,790,000 of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16,333,000 being recorded to environmental expense for the three months ended June 30, 2022.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified.  Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $7,400,000 of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of June 30, 2022.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2022, we had accrued a total of $29,549,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $10,643,000 of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $18,906,000 of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47,597,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,382,000 of known reserve liabilities and (b) $36,215,000 of unknown reserve liabilities.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $822,000 and $863,000 of net accretion expense was recorded for the six months ended June 30, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2022 and 2021, we recorded credits to environmental expenses aggregating $17,534,000 and $1,039,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the six months ended June 30, 2022 and 2021, changes in environmental estimates aggregating, $1,749,000 and $92,000, respectively, for each six-month period, were related to properties that were previously disposed of by us.

During the six months ended June 30, 2022 and 2021, we increased the carrying values of certain of our properties by $1,194,000 and $1,211,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the six months ended June 30, 2022 and 2021 was $1,946,000 and $1,971,000, respectively. Capitalized asset retirement costs were $37,642,000 (consisting of $24,739,000 of known environmental liabilities and $12,903,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of June 30, 2022, and $39,670,000 (consisting of $24,075,000 of known environmental liabilities and $15,595,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2021. We recorded impairment charges aggregating $735,000 and $1,500,000 for the six months ended June 30, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50,000,000 aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection predominantly for significant events. Management is in the process of evaluating different options available to us for a potential new pollution legal liability insurance policy.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2022	46,732	$467	$818,787	$(74,437)	$744,817
Net earnings				30,680	30,680
Dividends declared — $0.41 per share				(19,619)	(19,619)
Shares issued pursuant to ATM Program, net	—	—	(57)	—	(57)
Shares issued pursuant to dividend reinvestment	1	—	14	—	14
Stock-based compensation/settlements	—	—	1,232	—	1,232
BALANCE, JUNE 30, 2022	46,733	$467	$819,976	$(63,376)	$757,067

BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				49,429	49,429
Dividends declared — $0.82 per share				(39,237)	(39,237)
Shares issued pursuant to ATM Program, net	—	—	(83)	—	(83)
Shares issued pursuant to dividend reinvestment	1	—	30	—	30
Stock-based compensation/settlements	16	—	1,820	—	1,820
BALANCE, JUNE 30, 2022	46,733	$467	$819,976	$(63,376)	$757,067

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2021	44,367	$444	$743,305	$(63,206)	$680,543
Net earnings				12,890	12,890
Dividends declared — $0.39 per share				(17,785)	(17,785)
Shares issued pursuant to ATM Program, net	289	2	9,310	—	9,312
Shares issued pursuant to dividend reinvestment	—	—	18	—	18
Stock-based compensation/settlements	47	1	787	—	788
BALANCE, JUNE 30, 2021	44,703	$447	$753,420	$(68,101)	$685,766

BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601
Net earnings				30,817	30,817
Dividends declared — $0.78 per share				(35,475)	(35,475)
Shares issued pursuant to ATM Program, net	1,032	10	29,568	—	29,578
Shares issued pursuant to dividend reinvestment	1	—	36	—	36
Stock-based compensation/settlements	64	1	1,208	—	1,209
BALANCE, JUNE 30, 2021	44,703	$447	$753,420	$(68,101)	$685,766

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

During the three and six months ended June 30, 2022, no shares of common stock were issued under the ATM Program. During the three and six months ended June 30, 2021, we issued a total of 289,000 and 1,032,000 shares of common stock and received net proceeds of $9,312,000 and $29,578,000 under the ATM Program and the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Dividends

For the six months ended June 30, 2022, we paid regular quarterly dividends of $39,085,000 or $0.82 per share. For the six months ended June 30, 2021, we paid regular quarterly dividends of $35,022,000 or $0.78 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the six months ended June 30, 2022 and 2021, we issued 996 and 1,258 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $30,000 and $36,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $2,316,000 and $1,937,000 for the six months ended June 30, 2022 and 2021, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings	$30,680	$12,890	$49,429	$30,817
Less earnings attributable to RSUs outstanding	(716)	(359)	(1,154)	(718)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	29,964	12,531	48,275	30,099
Weighted average common shares outstanding:
Basic	46,733	44,437	46,727	44,156
Incremental shares from stock-based compensation	23	33	19	20
Diluted	46,756	44,470	46,746	44,176
Basic earnings per common share	$0.64	$0.28	$1.03	$0.68
Diluted earnings per common share	$0.64	$0.28	$1.03	$0.68

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of June 30, 2022 and December 31, 2021, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of June 30, 2022 and December 31, 2021, the fair value of the borrowings under our senior unsecured notes was $571,000,000 and $561,600,000, respectively. The fair value of the borrowings outstanding as of June 30, 2022 and

December 31, 2021 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of June 30, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,170	$—	$—	$1,170
Liabilities:
Deferred compensation	$—	$1,170	$—	$1,170

The following summarizes as of December 31, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,168	$—	$—	$1,168
Liabilities:
Deferred compensation	$—	$1,168	$—	$1,168

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2022 and December 31, 2021, of $705,000 and $1,102,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2022, one property met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021
Land	$338	$2,949
Buildings and improvements	111	2,247
	449	5,196
Accumulated depreciation and amortization	(106)	(1,575)
Real estate held for sale, net	$343	$3,621

During the six months ended June 30, 2022, we sold 16 properties, resulting in an aggregate gain of $7,164,000, which is included in gains on dispositions of real estate in our consolidated statements of operations. In addition, during the six months ended June 30, 2022, we received funds from one partial property condemnation resulting in a gain of $138,000, which is included in gains on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the six months ended June 30, 2022, we acquired fee simple interests in 14 properties for an aggregate purchase price of $54,197,000.

In April 2022, we acquired fee simple interests in eight car wash properties for an aggregate purchase price of $36,387,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction with available cash. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located in the Austin (TX) metropolitan area. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $6,219,000 of the purchase price to land, $27,803,000 to buildings and improvements, $2,980,000 to in-place leases, $403,000 to above-market leases and $1,018,000 to below-market leases which is accounted for as a deferred liability.

In addition, during the six months ended June 30, 2022, we acquired fee simple interests in three convenience stores and three car wash properties in multiple transactions for an aggregate purchase price of $17,810,000. We accounted for the transactions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $6,495,000 of the purchase price to land, $9,858,000 to buildings and improvements and $1,457,000 to in-place leases.

During the six months ended June 30, 2021, we acquired fee simple interests in 55 properties for an aggregate purchase price of $63,304,000.

In May 2021, we acquired fee simple interests in 46 oil change centers subject to individual leases for an aggregate purchase price of $31,018,000.  We funded the transaction with available cash and funds available under our Revolving Facility. The leases had approximately 11.5 years of initial term remaining as of the date of acquisition and include three five-year renewal options. The leases require our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase every five years during the initial and renewal terms of the lease. The properties are located throughout Ohio and Michigan. We accounted for the transactions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $4,551,000 of the purchase price to land, $22,539,000 to buildings and improvements, $3,120,000 to in-place leases, $2,224,000 to above-market leases, and $1,416,000 to below-market leases which is accounted for as a deferred liability.

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

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2022, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from June 30, 2022, through the date the financial statements were issued.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of June 30, 2022, our portfolio included 1,024 properties of which we owned 979 properties and leased 45 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Net Lease. As of June 30, 2022, we leased 1,013 of our properties to tenants under triple-net leases.

Our net lease properties include 846 properties leased under 36 separate unitary or master triple-net leases and 167 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of June 30, 2022, we were actively redeveloping five of our properties either for new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of June 30, 2022, six of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the six months ended June 30, 2022, we acquired fee simple interests in 14 properties for an aggregate purchase price of $54.2 million. During the six months ended June 30, 2021, we acquired fee simple interests in 55 properties for an aggregate purchase price of $63.3 million.

We also originate construction loans for the construction of income-producing properties which we expect to purchase via sale leaseback transactions at the end of the construction period. During the six months ended June 30, 2022, we funded $5.1 million, including accrued interest, and, as of June 30, 2022, had outstanding $10.8 million of such construction loans, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently occupied by gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use. During the six months ended June 30, 2022, there were no rent commencements. Since the inception of our redevelopment program in 2015, we have completed 24 redevelopment projects.

As of June 30, 2022, we had five properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including two properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $0.4 million and $1.4 million for the three and six months ended June 30, 2022, and $0.8 million and $1.5 million for the three and six months ended June 30, 2021, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net earnings (1)	$30,680	$12,890	$49,429	$30,817
Depreciation and amortization of real estate assets	9,924	8,648	19,552	17,085
Gain on dispositions of real estate	(1,149)	(259)	(7,302)	(7,478)
Impairments	391	756	1,429	1,532
Funds from operations (FFO) (1)	39,846	22,035	63,108	41,956
Revenue recognition adjustments	449	383	1,025	726
Changes in environmental estimates	(16,713)	(731)	(17,534)	(1,039)
Accretion expense	377	402	822	863
Insurance reimbursements	(44)	(9)	(44)	(38)
Legal settlements and judgments	—	(57)	—	(57)
Retirement and severance costs	—	119	77	662
Stock-based compensation expense	1,231	1,032	2,316	1,937
Amortization of debt issuance costs	239	259	468	518
Adjusted funds from operations (AFFO)	$25,385	$23,433	$50,238	$45,528

Basic per share amounts:
Net earnings (1)	$0.64	$0.28	$1.03	$0.68
FFO (1)(2)	0.83	0.49	1.32	0.93
AFFO (2)	0.53	0.52	1.05	1.01
Diluted per share amounts:
Net earnings (1)	$0.64	$0.28	$1.03	$0.68
FFO (1)(2)	0.83	0.49	1.32	0.93
AFFO (2)	0.53	0.52	1.05	1.01
Weighted average common shares outstanding:
Basic	46,733	44,437	46,727	44,156
Diluted	46,756	44,470	46,746	44,176

(1)

Net earnings and FFO for the three and six months ended June 30, 2022 included a $16.3 million credit related to removal of environmental remediation obligations at certain properties. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

(2)

Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
FFO	$930	$448	$1,474	$857
AFFO	593	476	1,173	930

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2022. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three and six months ended June 30, 2022, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

 Three months ended June 30, 2022, compared to the three months ended June 30, 2021

Revenues from rental properties increased by $2.5 million to $40.8 million for the three months ended June 30, 2022, as compared to $38.3 million for the three months ended June 30, 2021. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties and contractual rent increases, partially offset by property dispositions. Rental income contractually due from our tenants included in revenues from rental properties was $37.1 million for the three months ended June 30, 2022, as compared to $34.4 million for the three months ended June 30, 2021. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $4.1 million and $4.3 million for the three months ended June 30, 2022 and 2021, respectively. Interest income on notes and mortgages receivable was $0.4 million for the three months ended June 30, 2022 and 2021.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties include Revenue Recognition Adjustments which decreased rental revenue by $0.4 million for the three months ended June 30, 2022 and 2021.

Property costs, which are comprised of property operating expenses and leasing and redevelopment expenses, were $5.3 million for the three months ended June 30, 2022, as compared to $5.6 million for the three months ended June 30, 2021. The decrease in property costs for the three months ended June 30, 2022 was principally due to reductions in property operating expenses, including lower rent expense and real estate taxes, partially offset by increased leasing and redevelopment expenses, primarily demolition costs for active redevelopment projects.

Impairment charges were $0.4 million for the three months ended June 30, 2022, as compared to $0.8 million for the three months ended June 30, 2021. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended June 30, 2022 and 2021 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the three months ended June 30, 2022 was a credit of $15.9 million, as compared to an expense of $0.1 million for the three months ended June 30, 2021. The decrease in environmental expenses for the three months ended June 30, 2022 was principally due to a reduction in estimates related to unknown environmental liabilities. Specifically, during the three months ended June 30, 2022, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $16.8 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.3 million being recorded to environmental expense for the three months ended June 30, 2022. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $5.3 million for the three months ended June 30, 2022, as compared to $5.1 million for the three months ended June 30, 2021. The increase in general and administrative expense for the three months ended June 30, 2022 was principally due to increased personnel costs.

Depreciation and amortization expense was $9.9 million for the three months ended June 30, 2022, as compared to $8.6 million for the three months ended June 30, 2021. The increase in depreciation and amortization expense for the three months ended June 30, 2022 was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $1.1 million for the three months ended June 30, 2022, as compared to $0.3 million for the three months ended June 30, 2021. The gains were the result of the disposition of one property during the three months ended June 30, 2022 and one partial condemnation during the three months ended June 30, 2021, respectively.

Interest expense was $6.9 million for the three months ended June 30, 2022, as compared to $6.2 million for the three months ended June 30, 2021. The increase was due to higher average borrowings outstanding partially offset by a decrease in average interest rates on borrowings outstanding for the three months ended June 30, 2022, as compared to the three months ended June 30, 2021.

Six Months Ended June 30, 2022, compared to the six months ended June 30, 2020

Revenues from rental properties increased by $4.6 million to $79.8 million for the six months ended June 30, 2022, as compared to $75.2 million for the six months ended June 30, 2021. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties and contractual rent increases, partially offset by property dispositions. Rental income contractually due from our tenants included in revenues from rental properties was $73.6 million for the six months ended June 30, 2022, as compared to $67.9 million for the six months ended June 30, 2021. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $7.2 million and $8.0 million for the six months ended June 30, 2022 and 2021, respectively. Interest income on notes and mortgages receivable was $0.7 million for the six months ended June 30, 2022 and 2021.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $1.0 million and $0.7 million for the six months ended June 30, 2022 and 2021, respectively.

Property costs, which are comprised of property operating expenses and leasing and redevelopment expenses, were $10.0 million for the six months ended June 30, 2022, as compared to $10.8 million for the six months ended June 30, 2021. The decrease in property costs for the three months ended June 30, 2022 was principally due to reductions in property operating expenses, including lower rent expense and real estate taxes, partially offset by increased leasing and redevelopment expenses, primarily demolition costs for active redevelopment projects.

Impairment charges were $1.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the six months ended June 30, 2022 and 2021 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental expenses for the six months ended June 30, 2022 was a credit of $16.1 million, as compared to an expense of $0.6 million for the six months ended June 30, 2021. The decrease in environmental expenses for the six months ended June 30, 2022 was principally due to a reduction in estimates related to unknown environmental liabilities. Specifically, during the six months ended June 30, 2022, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $16.8 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.3 million being recorded to environmental expense for the six months ended June 30, 2022. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $10.4 million for the six months ended June 30, 2022, as compared to $10.6 million for the six months ended June 30, 2021. The decrease in general and administrative expense for the six months ended June 30, 2022 was principally due to $0.6 million of non-recurring severance and retirement costs incurred during the six months ended June 30, 2021, partially offset by increased personnel costs.

Depreciation and amortization expense was $19.6 million for the six months ended June 30, 2022, as compared to $17.1 million for the six months ended June 30, 2021. The increase in depreciation and amortization expense for the six months ended June 30, 2022 was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $7.3 million for the six months ended June 30, 2022, as compared to $7.5 million for the six months ended June 30, 2021. The gains were primarily the result of the dispositions of 16 properties during the six months ended June 30, 2022 and five properties during the six months ended June 30, 2021, respectively.

Interest expense was $13.4 million for the six months ended June 30, 2022, as compared to $12.3 million for the six months ended June 30, 2021. The increase was due to higher average borrowings outstanding and a decrease in average interest rates on borrowings outstanding for the six months ended June 30, 2022, as compared to the six months ended June 30, 2021.

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

Our cash flow activities for the six months ended June 30, 2022 and 2021, are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2022	2021
Net cash flow provided by operating activities	$43,409	$40,004
Net cash flow used in investing activities	(47,637)	(62,094)
Net cash flow used in financing activities	$(499)	$(14,148)

Operating Activities

Net cash flow from operating activities increased by $3.4 million for the six months ended June 30, 2022, to $43.4 million, as compared to $40.0 million for the six months ended June 30, 2021. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense, and interest expense. The change in net cash flow provided by operating activities for the six months ended June 30, 2022 and 2021 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $14.5 million for the six months ended June 30, 2022, to $47.6 million, as compared to $62.1 million for the six months ended June 30, 2021. The decrease in net cash flow used in investing activities was primarily due to a decrease of $9.1 million for property acquisitions, a decrease of $6.3 million in issuance of notes and mortgages receivable and an increase of $1.9 million in proceeds from dispositions of real estate, partially offset by a decrease of $3.0 million in deposits on property acquisitions for the six months ended June 30, 2022.

Financing Activities

Net cash flow used in financing activities decreased by $13.6 million for the six months ended June 30, 2022, to $0.5 million, as compared to $14.1 million for the six months ended June 30, 2021. The decrease in net cash flow used in by financing activities was primarily due to an increase in net borrowings under senior unsecured notes of $100.0 million, partially offset by a decrease in net proceeds under the ATM agreement of $29.5 million, an increase in net repayments under the credit agreement of $52.5 million and an increase in dividends paid of $4.1 million.

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

During the three and six months ended June 30, 2022, no shares of common stock were issued under the ATM Program. During the three and six months ended June 30, 2021, we issued a total of 289,000 and 1,032,000 shares of common stock, respectively, and received net proceeds of $9.3 million and $29.6 million, respectively, under the 2018 ATM Program and the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

Property Acquisitions and Capital Expenditures

As part of our overall business strategy, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the six months ended June 30, 2022, we acquired fee simple interests in 14 properties for an aggregate purchase price of $54.2 million. During the six months ended June 30, 2021, we acquired fee simple interests in 55 properties for an aggregate purchase price of $63.3 million. We accounted for the acquisitions of fee simple interests as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

We also seek opportunities to recapture select properties from our net lease portfolio and redevelop such properties as new convenience stores or other single tenant retail uses. Since the inception of our redevelopment program in 2015, we have completed 24 redevelopment projects.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions or redevelopments. However, our tenants frequently make improvements to the properties leased from us at their expense. As of June 30, 2022, we have a remaining commitment to fund up to $6.6 million in the aggregate of capital improvements at certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the six months ended June 30, 2022 were $39.1 million, or $0.82 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. We are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. As the property owner, we may ultimately be responsible for the payment of environmental liabilities if our tenant fails to pay them.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which is mainly the responsibility of our tenant but in certain cases partially paid for by us) and remediation of any environmental contamination that arises during the term of their tenancy. In addition, for substantially all of our triple-net leases, our tenants are contractually responsible for known environmental contamination that existed at the commencement of the lease and for preexisting unknown environmental contamination that is discovered during the term of the lease.

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is contractual responsibility of our tenant or buyer as the case may be.

In the course of UST removals and replacements at certain properties previously leased to Marketing where we retained responsibility for preexisting unknown environmental contamination until expiration of the applicable Lookback Period, environmental contamination has been and continues to be discovered. As a result, we developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the anticipated removal and replacement of USTs. Our accrual of this liability represents our estimate of the fair value of the cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience. In arriving at our accrual, we analyzed the ages and expected useful lives of USTs at properties where we would be responsible for preexisting unknown environmental contamination and we projected a cost to closure for remediation of such contamination.

During the quarter ended June 30, 2022, the Lookback Periods for many properties we previously leased to Marketing expired. Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of Getty therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $16.8 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.3 million being recorded to environmental expense for the three months ended June 30, 2022.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified.  Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $7.4 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of June 30, 2022.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2022, we had accrued a total of $29.5 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.6 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $18.9 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.4 million of known reserve liabilities and (b) $36.2 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.8 million and $0.9 million of net accretion expense was recorded for the six months ended June 30, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2022 and 2021, we recorded credits to environmental expenses aggregating $17.5 million and $1.0 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the six months ended June 30, 2022 and 2021, we increased the carrying values of certain of our properties by $1.2 million for both periods, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $1.9 million and $2.0 million for the six months ended June 30, 2022 and 2021. Capitalized asset retirement costs were $37.6 million (consisting of $24.7 million of known environmental liabilities and $12.9 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of June 30, 2022, and $39.7 million (consisting of $24.1 million of known environmental liabilities and $15.6 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2021. We recorded impairment charges aggregating $0.7 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for preexisting unknown environmental liabilities and new environmental events. The policy has a $50.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection predominantly for significant events. [Placeholder for update on potential new pollution legal liability insurance policy.]

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2022 and December 31, 2021, we had accrued $1.9 million for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million. The Second Restated Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date. We use borrowings under the Second Restated Credit Agreement to finance acquisitions and for general corporate purposes. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of June 30, 2022

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, may exceed federally insurable limits.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2022, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

3.1	Articles Supplementary of Getty Realty Corp., dated as of February 24, 2022	Incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 25, 2022

3.2	Second Amendment to Bylaws of Getty Realty Corp., dated February 23, 2022	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 25, 2022

3.3	Articles of Amendment of Holdings, filed April 28, 2022	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on April 28, 2022

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 28, 2022

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