Form 10-Q
period 2022-09-30
GETTY REALTY CORP /MD/
filed 2022-10-27
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The registrant had outstanding 46,734,080 shares of common stock as of October 27, 2022.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2022	December 31, 2021
ASSETS
Real estate:
Land	$785,881	$772,088
Buildings and improvements	671,100	632,074
Investment in direct financing leases, net	67,683	71,647
Construction in progress	726	693
Real estate held for use	1,525,390	1,476,502
Less accumulated depreciation and amortization	(230,232)	(209,040)
Real estate held for use, net	1,295,158	1,267,462
Real estate held for sale, net	164	3,621
Real estate, net	1,295,322	1,271,083
Notes and mortgages receivable	25,447	14,699
Cash and cash equivalents	11,449	24,738
Restricted cash	1,669	1,723
Deferred rent receivable	49,378	46,933
Accounts receivable	4,357	3,538
Right-of-use assets - operating	18,848	21,092
Right-of-use assets - finance	302	379
Prepaid expenses and other assets, net	82,495	82,763
Total assets	$1,489,267	$1,466,948
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$—	$60,000
Senior unsecured notes, net	623,435	523,850
Environmental remediation obligations	29,217	47,597
Dividends payable	19,619	19,467
Lease liability - operating	20,654	22,980
Lease liability - finance	1,650	2,005
Accounts payable and accrued liabilities	42,765	45,941
Total liabilities	737,340	721,840
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,733,539 and 46,715,734 shares issued and outstanding, respectively	467	467
Additional paid-in capital	821,153	818,209
Dividends paid in excess of earnings	(69,693)	(73,568)
Total stockholders’ equity	751,927	745,108
Total liabilities and stockholders’ equity	$1,489,267	$1,466,948

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Revenues from rental properties	$41,533	$39,667	$121,330	$114,881
Interest on notes and mortgages receivable	433	429	1,135	1,173
Total revenues	41,966	40,096	122,465	116,054
Operating expenses:
Property costs	5,719	6,540	15,669	17,376
Impairments	798	1,198	2,227	2,730
Environmental	632	757	(15,419)	1,347
General and administrative	5,024	4,741	15,412	15,305
Depreciation and amortization	9,962	8,895	29,514	25,980
Total operating expenses	22,135	22,131	47,403	62,738

Gain on dispositions of real estate	344	2,072	7,646	9,550

Operating income	20,175	20,037	82,708	62,866

Other income, net	33	154	373	426
Interest expense	(6,906)	(6,180)	(20,350)	(18,464)
Net earnings	$13,302	$14,011	$62,731	$44,828

Basic earnings per common share:
Net earnings	$0.27	$0.30	$1.31	$0.98

Diluted earnings per common share:
Net earnings	$0.27	$0.30	$1.31	$0.98
				\
Weighted average common shares outstanding:
Basic	46,734	44,955	46,729	44,425
Diluted	46,779	45,025	46,767	44,445

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$62,731	$44,828
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	29,514	25,980
Impairment charges	2,227	2,730
Gain on dispositions of real estate	(7,646)	(9,550)
Deferred rent receivable	(2,445)	(2,158)
Amortization of above-market and below-market leases	13	(69)
Amortization of investment in direct financing leases	3,964	3,576
Amortization of debt issuance costs	706	778
Accretion expense	1,037	1,270
Stock-based compensation	3,543	2,974
Changes in assets and liabilities:
Accounts receivable	(876)	(700)
Prepaid expenses and other assets	(1,148)	(700)
Environmental remediation obligations	(21,086)	(4,549)
Accounts payable and accrued liabilities	(2,663)	(5,722)
Net cash flow provided by operating activities	67,871	58,688
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(63,288)	(126,645)
Capital expenditures	—	(271)
Addition to construction in progress	(49)	(188)
Proceeds from dispositions of real estate	11,610	11,059
Deposits for property acquisitions	—	3,298
Issuance of notes and mortgages receivable	(10,357)	(12,275)
Collection of notes and mortgages receivable	1,165	5,359
Net cash flow used in investing activities	(60,919)	(119,663)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	20,000	70,000
Repayments under credit agreement	(80,000)	(52,500)
Proceeds from senior unsecured notes	100,000	—
Payment of debt issuance costs	(587)	—
Payment of finance lease obligations	(355)	(507)
Security deposits refunded	(50)	440
Payments of cash dividends	(58,660)	(52,748)
Payments in settlement of restricted stock units	(496)	(728)
Proceeds from issuance of common stock, net - ATM Program	(147)	49,008
Net cash flow provided by (used in) financing activities	(20,295)	12,965
Change in cash, cash equivalents and restricted cash	(13,343)	(48,010)
Cash, cash equivalents and restricted cash at beginning of period	26,461	57,054
Cash, cash equivalents and restricted cash at end of period	$13,118	$9,044
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$19,536	$17,729
Income taxes	653	399
Environmental remediation obligations	3,159	3,299
Non-cash transactions:
Dividends declared but not yet paid	19,619	18,043
Issuance of notes and mortgages receivable related to property dispositions	$1,050	$—

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

As of September 30, 2022, our portfolio included 1,021 properties located in 38 states and Washington, D.C., and our tenants operated under a variety of national and regional retail brands. Our company is headquartered in New York, New York and is internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three and nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022, we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. The ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of December 31, 2021, we had recorded an allowance for credit losses of $297,000 on these notes and mortgages receivable. There were no indicators for impairments related to our notes and mortgages receivable during the three and nine months ended September 30, 2022 and 2021. For the three and nine months ended September 30, 2022, we did not record any additional allowance for credit losses.

We also originate construction loans for the construction of income-producing properties which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the nine months ended September 30, 2022, we funded $10,864,000, including accrued interest, and, as of September 30, 2022, had outstanding $16,569,000 of such construction loans, including accrued interest. Our construction loans generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

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

We elected to treat lease concessions with option (1) above. There were no outstanding balances for lease concessions provided as a result of COVID-19 as of September 30, 2022.

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

We recorded impairment charges aggregating $798,000 and $2,227,000 for the three and nine months ended September 30, 2022 and $1,198,000 and $2,730,000 for the three and nine months ended September 30, 2021. Our estimated fair values, as they relate to property carrying values, were primarily based upon estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $695,000 of impairments recognized during the nine months ended September 30, 2022). The remaining $1,532,000 of impairments recognized during the nine months ended September 30, 2022, was due to the accumulation of asset retirement costs at certain properties as a result of changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values. For the nine months ended September 30, 2022 and 2021, impairment charges aggregating $842,000 and $670,000, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We file a federal income tax return on which we consolidate our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2019, 2020 and 2021, and tax returns which will be filed for the year ended 2022, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

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

NOTE 3. — LEASES

As Lessor

As of September 30, 2022, our portfolio included 1,021 properties of which we owned 978 properties and leased 43 properties from third-party landlords. These 1,021 properties are located in 38 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties were $41,533,000 and $121,330,000 for the three and nine months ended September 30, 2022 and $39,667,000 and $114,881,000 for the three and nine months ended September 30, 2021, respectively. Rental income contractually due from our tenants included in revenues from rental properties was $37,396,000 and $110,995,000 for the three and nine months ended September 30, 2022 and $34,852,000 and $102,756,000 for the three and nine months ended September 30, 2021, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $505,000 and $1,530,000 for the three and nine months ended September 30, 2022 respectively, and $594,000 and $1,320,000 for the three and nine months ended September 30, 2021, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $4,642,000 and $11,865,000 for the three and nine months ended September 30, 2022, respectively, as compared to $5,409,000 and $13,445,000 for the three and nine months ended September 30, 2021, respectively.

The components of the $67,683,000 investment in direct financing leases as of September 30, 2022, are lease payments receivable of $88,662,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $34,081,000 and allowance for credit losses of $826,000. The components of the $71,647,000 investment in direct financing leases as of December 31, 2021, are lease payments receivable of $98,539,000 plus unguaranteed estimated residual value of $13,928,000 less unearned income of $39,994,000 and allowance for credit losses of $826,000.

As of September 30, 2022, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$34,027	$3,325
2023	135,975	13,237
2024	134,061	13,380
2025	133,829	13,412
2026	122,037	10,386
Thereafter	710,253	34,922
Total	$1,270,182	$88,662

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2022
Assets
Right-of-use assets - operating	$18,848
Right-of-use assets - finance	302
Total lease assets	$19,150
Liabilities
Lease liability - operating	$20,654
Lease liability - finance	1,650
Total lease liabilities	$22,304

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.5
Finance leases	6.0
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	16.70%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	Three months ended September 30, 2022	Nine Months Ended September 30, 2022
Operating lease cost	$905	$2,756
Finance lease cost
Amortization of leased assets	125	355
Interest on lease liabilities	85	273
Short-term lease cost	-	-
Total lease cost	$1,115	$3,384

The following presents supplemental cash flow information related to our leases (in thousands):

	Three months ended September 30, 2022	Nine Months Ended September 30, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$949	$2,839
Operating cash flows for finance leases	85	273
Financing cash flows for finance leases	$125	$355

As of September 30, 2022, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2022	$936	$671
2023	3,638	512
2024	3,492	408
2025	3,115	336
2026	3,283	235
Thereafter	11,154	300
Total lease payments	25,618	2,462
Less: amount representing interest	(4,964)	(812)
Present value of lease payments	$20,654	$1,650

Major Tenants

As of September 30, 2022, we had three significant tenants by revenue:

•
We leased 150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) (“Global”). In the aggregate, our leases with subsidiaries of Global represented 16% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively. All of our unitary leases with subsidiaries of Global are guaranteed by the parent company.
•
We leased 128 properties in four separate unitary leases to subsidiaries of ARKO Corp. (NASDAQ: ARKO) (“Arko”). In the aggregate, our leases with subsidiaries of Arko represented 14% and 15% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively. All of our unitary leases with subsidiaries of Arko are guaranteed by the parent company.
•
We leased 78 properties pursuant to three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a “United Oil”). In the aggregate, our leases with United Oil represented 11% of our total revenues for the nine months ended September 30, 2022 and 2021, respectively.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of September 30, 2022, 332 of the properties we own or lease were previously leased to Marketing, of which 303 properties are subject to long-term triple-net leases with petroleum distributors across 12 separate portfolios and 24 properties are leased as single unit triple-net leases (an additional two properties are under redevelopment and three are vacant). The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of September 30, 2022, we have a remaining commitment to fund up to $6,559,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2022, we have removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $947,000 (net of accumulated amortization of $2,058,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2022 and December 31, 2021, we had accrued $285,000 and $1,925,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with 20 PRPs to resolve their alleged liability for the remedial actions addressed in the Lower 8-mile ROD, who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the ROD. The letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying other PRPs for negotiation of future cash out settlements. We were not included in the initial group of 20 parties identified by the EPA for cash out settlements, but we believe we meet the EPA’s criteria for a cash out settlement. In January 2018, the EPA published a notice of its intent to enter into a final settlement agreement with 15 of the initial group of parties to resolve their respective alleged liability for the Lower 8-mile ROD work, each for a payment to the EPA in the amount of $280,600. In August 2017, the EPA appointed an independent third-party allocation expert to conduct allocation proceedings with most of the remaining recipients of the Notice, which process has concluded leading to an agreement in principle between the EPA and certain of the allocation proceeding participants, including us, concerning a cash-out settlement for the entire 17-mile stretch of the Lower Passaic River and its tributaries, which is subject to negotiation and court approval and entry of a consent decree.

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

NOTE 5. — DEBT

The amounts outstanding under our Restated Credit Agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Unsecured Revolving Credit Facility	October 2025	—	$—	$60,000
Series B Notes	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	—
Total debt			625,000	585,000
Unamortized debt issuance costs, net (a)			(3,761)	(3,880)
Total debt, net			$621,239	$581,120
(a)
Unamortized debt issuance costs related to the Revolving Facility were $2,196 and $2,730 as of September 30, 2022 and December 31, 2021, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

As of September 30, 2022, we are in compliance with all of the material terms of the Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2022, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2022	$—	$—	$—
2023 (a)	—	75,000	75,000
2024	—	—	—
2025 (b)	—	50,000	50,000
2026	—	—	—
Thereafter	—	500,000	500,000
Total	$—	$625,000	$625,000

(a)
Pursuant to the Sixth Amended and Restated Prudential Agreement, we will issue $80,000,000 of 3.65% Series Q Notes due January 20, 2033 to Prudential on January 20, 2023 and use a portion of the proceeds to repay in full the $75,000,000 of 5.35% Series B Notes due June 2, 2023.
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

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer, as the case may be.

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

During the nine months ended September 30, 2022, the Lookback Periods for many properties we previously leased to Marketing expired. Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $17,131,000 of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16,617,000 being recorded to environmental expense for the nine months ended September 30, 2022.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $9,400,000 of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2022.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2022, we had accrued a total of $29,217,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $10,539,000 of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $18,678,000 of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47,597,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,382,000 of known reserve liabilities and (b) $36,215,000 of unknown reserve liabilities.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,037,000 and $1,270,000 of net accretion expense was recorded for the nine months ended September 30, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2022 and 2021, we recorded credits to environmental expenses aggregating $17,927,000 and $1,250,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the nine months ended September 30, 2022 and 2021, changes in environmental estimates aggregating, $1,816,000 and $126,000, respectively, were related to properties that were previously disposed of by us.

During the nine months ended September 30, 2022 and 2021, we increased the carrying values of certain of our properties by $1,714,000 and $2,060,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2022 and 2021 was $2,808,000 and $2,982,000, respectively. Capitalized asset retirement costs were $37,245,000 (consisting of $24,594,000 of known environmental liabilities and $12,651,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of September 30, 2022, and $39,670,000 (consisting of $24,075,000 of known environmental liabilities and $15,595,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2021. We recorded impairment charges aggregating $1,532,000 and $2,321,000 for the nine months ended September 30, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for discovery of preexisting unknown environmental liabilities and for new environmental events. The policy had a $50,000,000 aggregate limit and was subject to various self-insured retentions and other conditions and limitations. This policy expired in July 2022, although claims made prior to such expiration remain subject to coverage. In September 2022, we purchased a 5-year pollution legal liability insurance policy to cover a subset of our properties which we believe present the greatest risk for discovery of preexisting unknown environmental liabilities and for new environmental events. The policy has a $25,000,000 in aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection for certain properties which we believe have the greatest risk of significant environmental events.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2022	46,733	$467	$819,976	$(63,376)	$757,067
Net earnings				13,302	13,302
Dividends declared — $0.41 per share				(19,619)	(19,619)
Shares issued pursuant to ATM Program, net	—	—	(64)	—	(64)
Shares issued pursuant to dividend reinvestment	1	—	14	—	14
Stock-based compensation/settlements	—	—	1,227	—	1,227
BALANCE, SEPTEMBER 30, 2022	46,734	$467	$821,153	$(69,693)	$751,927

BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				62,731	62,731
Dividends declared — $1.23 per share				(58,856)	(58,856)
Shares issued pursuant to ATM Program, net	—	—	(147)	—	(147)
Shares issued pursuant to dividend reinvestment	2	—	44	—	44
Stock-based compensation/settlements	16	—	3,047	—	3,047
BALANCE, SEPTEMBER 30, 2022	46,734	$467	$821,153	$(69,693)	$751,927

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2021	44,703	$447	$753,420	$(68,101)	$685,766
Net earnings				14,011	14,011
Dividends declared — $0.39 per share				(18,043)	(18,043)
Shares issued pursuant to ATM Program, net	636	6	19,424	—	19,430
Shares issued pursuant to dividend reinvestment	—	—	23	—	23
Stock-based compensation/settlements	—	—	1,037	—	1,037
BALANCE, SEPTEMBER 30, 2021	45,339	$453	$773,904	$(72,133)	$702,224

BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601
Net earnings				44,828	44,828
Dividends declared — $1.17 per share				(53,518)	(53,518)
Shares issued pursuant to ATM Program, net	1,668	16	48,992	—	49,008
Shares issued pursuant to dividend reinvestment	1	—	59	—	59
Stock-based compensation/settlements	64	1	2,245	—	2,246
BALANCE, SEPTEMBER 30, 2021	45,339	$453	$773,904	$(72,133)	$702,224

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

In February 2021, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250,000,000 through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three and nine months ended September 30, 2022, no shares of common stock were issued under the ATM Program. During the three and nine months ended September 30, 2021, we issued a total of 636,000 and 1,688,000 shares of common stock and received net proceeds of $19,430,000 and $49,008,000 under the ATM Program and the 2018 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three and nine months ended September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 714,136 shares of common stock at an average gross offering price of $30.22 per share. No shares were settled during the three and nine months ended September 30, 2022. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions. During the three and nine months ended September 30, 2021, the Company did not enter into any forward sale agreements under the ATM Program.

Dividends

For the nine months ended September 30, 2022, we paid regular quarterly dividends of $58,704,000 or $1.23 per share. For the nine months ended September 30, 2021, we paid regular quarterly dividends of $52,807,000 or $1.17 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2022 and 2021, we issued 1,512 and 1,996 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $44,000 and $59,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $3,543,000 and $2,974,000 for the nine months ended September 30, 2022 and 2021, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings	$13,302	$14,011	$62,731	$44,828
Less earnings attributable to RSUs outstanding	(458)	(361)	(1,465)	(1,082)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	12,844	13,650	61,266	43,746
Weighted average common shares outstanding:
Basic	46,734	44,955	46,729	44,425
Incremental shares from stock-based compensation	45	70	38	20
Diluted	46,779	45,025	46,767	44,445
Basic earnings per common share	$0.27	$0.30	$1.31	$0.98
Diluted earnings per common share	$0.27	$0.30	$1.31	$0.98

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2022 and December 31, 2021, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of September 30, 2022 and December 31, 2021, the fair value of the borrowings under our senior unsecured notes was $535,200,000 and $561,600,000, respectively. The fair value of the borrowings outstanding as of September 30, 2022 and December 31, 2021 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,108	$—	$—	$1,108
Liabilities:
Deferred compensation	$—	$1,108	$—	$1,108

The following summarizes as of December 31, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,168	$—	$—	$1,168
Liabilities:
Deferred compensation	$—	$1,168	$—	$1,168

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2022 and December 31, 2021, of $705,000 and $1,102,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2022, one property met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021
Land	$104	$2,949
Buildings and improvements	162	2,247
	266	5,196
Accumulated depreciation and amortization	(102)	(1,575)
Real estate held for sale, net	$164	$3,621

During the nine months ended September 30, 2022, we sold 19 properties, resulting in an aggregate gain of $7,508,000, which is included in gains on dispositions of real estate in our consolidated statements of operations. In addition, during the nine months ended September 30, 2022, we received funds from one partial property condemnation resulting in a gain of $138,000, which is included in gains on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

During the nine months ended September 30, 2022, we acquired fee simple interests in 16 properties for an aggregate purchase price of $63,288,000.

In April 2022, we acquired fee simple interests in eight car wash properties for an aggregate purchase price of $36,387,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction with available cash. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located in the Austin (TX) metropolitan area. We accounted for the transaction as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $6,219,000 of the purchase price to land, $27,803,000 to buildings and improvements, $2,980,000 to in-place leases, $403,000 to above-market leases and $1,018,000 to below-market leases which is accounted for as a deferred liability.

In addition, during the nine months ended September 30, 2022, we acquired fee simple interests in three convenience stores and five car wash properties in multiple transactions for an aggregate purchase price of $26,901,000. We accounted for the transactions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $8,982,000 of the purchase price to land, $15,737,000 to buildings and improvements and $2,182,000 to in-place leases.

During the nine months ended September 30, 2021, we acquired fee simple interests in 77 properties for an aggregate purchase price of $126,645,000.

In September 2021, we acquired fee simple interests in 15 convenience store and gasoline station properties for an aggregate purchase price of $35,125,000 and entered into a unitary lease at the closing of the transaction. We funded the transaction with available cash and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with four five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually beginning in year three of the initial term and each year of the renewal terms of the lease. The properties are located in the Raleigh (NC) metropolitan area and other metropolitan areas in Alabama, Arkansas, Mississippi and South Carolina. We accounted for the transaction as an asset acquisition. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $20,542,000 of the purchase price to land, $12,785,000 to buildings and improvements, $2,893,000 to in-place leases and $1,095,000 to below-market leases which is accounted for as a deferred liability.

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

On multiple dates in March, April, May, July and September 2021, we acquired fee simple interests in a total of nine car wash properties for an aggregate purchase price of $31,427,000 and entered into a single unitary lease at the closing of the transactions. We funded the transactions with available cash and funds available under our Revolving Facility. The unitary lease provides for an initial term of 15 years, with five five-year renewal options. The unitary lease requires our tenant to pay a fixed annual rent plus all amounts pertaining to the properties, including environmental expenses, real estate taxes, assessments, license and permit fees, charges for public utilities and all other governmental charges. Rent is scheduled to increase annually during the initial and renewal terms of the lease. The properties are located in the Cincinnati (OH), Lansing (MI) and Lexington (KY) metropolitan areas. We accounted for the transactions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $5,704,000 of the purchase price to land, $23,094,000 to buildings and improvements, and $2,629,000 to in-place leases.

In addition, during the nine months ended September 30, 2021, we acquired fee simple interests in five individual car wash properties, one convenience store and gasoline station property, and one tire service center for an aggregate purchase price of $29,074,000. We accounted for the acquisitions as asset acquisitions. We estimated the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant.” Based on these estimates, we allocated $7,862,000 of the purchase price to land, $18,379,000 to buildings and improvements and $2,227,000 to in-place leases and $606,000 to above-market leases.

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2022, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2022, through the date the financial statements were issued.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of September 30, 2022, our portfolio included 1,021 properties of which we owned 978 properties and leased 43 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Net Lease. As of September 30, 2022, we leased 1,013 of our properties to tenants under triple-net leases.

Our net lease properties include 845 properties leased under 35 separate unitary or master triple-net leases and 168 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years with options for successive renewal terms of up to 20 years and periodic rent escalations. Several of our leases provide for additional rent based on the aggregate volume of fuel sold. In addition, certain of our leases require the tenants to invest capital in our properties.

Redevelopment. As of September 30, 2022, we were actively redeveloping four of our properties either for new convenience and gasoline use or for alternative single-tenant net lease retail uses.

Vacancies. As of September 30, 2022, four of our properties were vacant. We expect that we will either sell or enter into new leases on these properties over time.

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

During the nine months ended September 30, 2022, we acquired fee simple interests in 16 properties for an aggregate purchase price of $63.3 million. During the nine months ended September 30, 2021, we acquired fee simple interests in 77 properties for an aggregate purchase price of $126.6 million.

We also originate construction loans for the construction of income-producing properties which we expect to purchase via sale leaseback transactions at the end of the construction period. During the nine months ended September 30, 2022, we funded $10.9 million, including accrued interest, and, as of September 30, 2022, had outstanding $16.6 million of such construction loans, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale-leaseback of these properties. During the nine months ended September 30, 2021, we funded $12.3 million and, as of September 30, 2021, had outstanding $8.9 million of such construction loans, including accrued interest. During the nine months ended September 30, 2021, we acquired one property for $4.5 million for which we had previously funded construction loans in the amount of $3.4 million and the loans were repaid in full.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently occupied by gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use. During the nine months ended September 30, 2022, rent commenced on one completed redevelopment project that was placed back into service in our net lease portfolio. During the nine months ended September 30, 2021, rent commenced on three completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 25 redevelopment projects.

As of September 30, 2022, we had four properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including two properties for which we have signed new leases or letters of intent and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Asset Impairment

We perform an impairment analysis for the carrying amounts of our properties in accordance with GAAP when indicators of impairment exist. We reduced the carrying amounts to fair value, and recorded impairment charges aggregating $0.8 million and $2.2 million for the three and nine months ended September 30, 2022, and $1.2 million and $2.7 million for the three and nine months ended September 30, 2021, where the carrying amounts of the properties exceed the estimated undiscounted cash flows expected to be received during the assumed holding period which includes the estimated sales value expected to be received at disposition. The impairment charges were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. The evaluation and estimates of anticipated cash flows used to conduct our impairment analysis are highly subjective and actual results could vary significantly from our estimates.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net earnings (1)	$13,302	$14,011	$62,731	$44,828
Depreciation and amortization of real estate assets	9,962	8,895	29,514	25,980
Gain on dispositions of real estate	(344)	(2,072)	(7,646)	(9,550)
Impairments	798	1,198	2,227	2,730
Funds from operations (FFO) (1)	23,718	22,032	86,826	63,988
Revenue recognition adjustments	505	594	1,530	1,320
Changes in environmental estimates	(393)	(211)	(17,927)	(1,250)
Accretion expense	215	407	1,037	1,270
Environmental litigation accruals	279	59	279	59
Insurance reimbursements	—	—	(44)	(38)
Legal settlements and judgments	—	—	—	(57)
Retirement and severance costs	—	—	77	662
Stock-based compensation expense	1,227	1,037	3,543	2,974
Amortization of debt issuance costs	238	260	706	778
Adjusted funds from operations (AFFO)	$25,789	$24,178	$76,027	$69,706

Basic per share amounts:
Net earnings	$0.27	$0.30	$1.31	$0.98
FFO (2)	0.50	0.48	1.81	1.41
AFFO (2)	0.54	0.53	1.59	1.54
Diluted per share amounts:
Net earnings	$0.27	$0.30	$1.31	$0.98
FFO (2)	0.50	0.48	1.81	1.41
AFFO (2)	0.54	0.53	1.59	1.54
Weighted average common shares outstanding:
Basic	46,734	44,955	46,729	44,425
Diluted	46,779	45,025	46,767	44,445

(1)
Net earnings and FFO for the nine months ended September 30, 2022 included a $16.6 million credit related to removal of environmental remediation obligations at certain properties. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.
(2)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
FFO	$554	$444	$2,028	$1,305
AFFO	602	487	1,775	1,421

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2022. While the COVID-19 pandemic did not have a material adverse effect on our reported results for the three and nine months ended September 30, 2022, we are actively monitoring the impact of COVID-19, which may negatively impact our business and results of operations for subsequent quarters.

Three months ended September 30, 2022, compared to the three months ended September 30, 2021

Revenues from rental properties increased by $1.8 million to $41.5 million for the three months ended September 30, 2022, as compared to $39.7 million for the three months ended September 30, 2021. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties and contractual rent increases, partially offset by property dispositions. Rental income contractually due from our tenants included in revenues from rental properties was $37.4 million for the three months ended September 30, 2022, as compared to $34.9 million for the three months ended September 30, 2021. Tenant reimbursements, which are included in revenues from rental properties, and which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $4.6 million and $5.4 million for the three months ended September 30, 2022 and 2021, respectively. Interest income on notes and mortgages receivable was $0.4 million for the three months ended September 30, 2022 and three months ended September 30, 2021.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties include Revenue Recognition Adjustments which decreased rental revenue by $0.5 million and $0.6 million for the three months ended September 30, 2022 and 2021, respectively.

Property costs, which are comprised of property operating expenses and leasing and redevelopment expenses, were $5.7 million for the three months ended September 30, 2022, as compared to $6.5 million for the three months ended September 30, 2021. The decrease in property costs for the three months ended September 30, 2022 was principally due to reductions in property operating expenses, including lower rent expense and real estate taxes, partially offset by increased leasing and redevelopment expenses, primarily professional fees related to our redevelopment program.

Impairment charges were $0.8 million for the three months ended September 30, 2022, as compared to $1.2 million for the three months ended September 30, 2021. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended September 30, 2022 were attributable to the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values. Impairment charges for the three months ended September 30, 2021 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses for the three months ended September 30, 2022 were $0.6 million, as compared to $0.8 million for the three months ended September 30, 2021. The decrease in environmental expenses for the three months ended September 30, 2022 was principally due to a reduction in net environmental remediation estimates and lower accretion expense partially offset by an increase in legal expenses and environmental legal accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $5.0 million for the three months ended September 30, 2022, as compared to $4.7 million for the three months ended September 30, 2021. The increase in general and administrative expense for the three months ended September 30, 2022 was principally due to increased personnel costs.

Depreciation and amortization expense was $10.0 million for the three months ended September 30, 2022, as compared to $8.9 million for the three months ended September 30, 2021. The increase in depreciation and amortization expense for the three months ended September 30, 2022 was primarily due to depreciation and amortization of properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $0.3 million for the three months ended September 30, 2022, as compared to $2.1 million for the three months ended September 30, 2021. The gains were the result of the disposition of three properties during the three months ended September 30, 2022, as compared to one sale partially offset by three lease terminations during the three months ended September 30, 2021.

Interest expense was $6.9 million for the three months ended September 30, 2022, as compared to $6.2 million for the three months ended September 30, 2021. The increase was due to higher average borrowings outstanding partially offset by a decrease in average interest rates on borrowings outstanding for the three months ended September 30, 2022, as compared to the three months ended September 30, 2021.

Nine Months Ended September 30, 2022, compared to the nine months ended September 30, 2021

Revenues from rental properties increased by $6.4 million to $121.3 million for the nine months ended September 30, 2022, as compared to $114.9 million for the nine months ended September 30, 2021. The increase in revenues from rental properties was primarily due to revenue from newly acquired properties and contractual rent increases, partially offset by property dispositions. Rental income contractually due from our tenants included in revenues from rental properties was $110.9 million for the nine months ended September 30, 2022, as compared to $102.8 million for the nine months ended September 30, 2021. Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements, were $11.9 million and $13.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Interest income on notes and mortgages receivable was $1.1 million and $1.2 million for the nine months ended September 30, 2022 and 2021, respectively.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include Revenue Recognition Adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives. Revenues from rental properties includes Revenue Recognition Adjustments which decreased rental revenue by $1.5 million and $1.3 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Property costs, which are comprised of property operating expenses and leasing and redevelopment expenses, were $15.7 million for the nine months ended September 30, 2022, as compared to $17.4 million for the nine months ended September 30, 2021. The decrease in property costs for the nine months ended September 30, 2022 was principally due to reductions in property operating expenses, including lower rent expense and real estate taxes, partially offset by increased leasing and redevelopment expenses, primarily demolition costs for active redevelopment projects.

Impairment charges were $2.2 million and $2.7 million for the nine months ended September 30, 2022 and 2021, respectively. Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2022 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. Impairment charges for the nine months ended September 30, 2021 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties, and (iii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental expenses for the nine months ended September 30, 2022 was a credit of $15.4 million, as compared to an expense of $1.3 million for the nine months ended September 30, 2021. The decrease in environmental expenses for the nine months ended September 30, 2022 was principally due to a reduction in estimates related to unknown environmental liabilities. Specifically, during the nine months ended September 30, 2022, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $17.1 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.6 million being recorded to environmental expense for the nine months ended September 30, 2022. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of changes in reported environmental expenses for one period, as compared to prior periods.

General and administrative expense was $15.4 million for the nine months ended September 30, 2022, as compared to $15.3 million for the nine months ended September 30, 2021. The increase in general and administrative expense for the nine months ended September 30, 2022 was principally due to an increase in personnel costs partially offset by a $0.6 million decrease in non-recurring severance and retirement costs incurred during the nine months ended September 30, 2021.

Depreciation and amortization expense was $29.5 million for the nine months ended September 30, 2022, as compared to $26.0 million for the nine months ended September 30, 2021. The increase in depreciation and amortization expense for the nine months ended September 30, 2022 was primarily due to depreciation and amortization charges related to properties acquired, partially offset by the effect of certain assets becoming fully depreciated and dispositions of real estate.

Gains on dispositions of real estate were $7.6 million for the nine months ended September 30, 2022, as compared to $9.6 million for the nine months ended September 30, 2021. The gains were primarily the result of the dispositions of 19 properties during the nine months ended September 30, 2022 and five properties during the nine months ended September 30, 2021.

Interest expense was $20.4 million for the nine months ended September 30, 2022, as compared to $18.5 million for the nine months ended September 30, 2021. The increase was due to higher average borrowings outstanding partially offset by a decrease in average interest rates on borrowings outstanding for the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021.

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

Our cash flow activities for the nine months ended September 30, 2022 and 2021, are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2022	2021
Net cash flow provided by operating activities	$67,871	$58,688
Net cash flow used in investing activities	(60,919)	(119,663)
Net cash flow (used in) provided by financing activities	$(20,295)	$12,965

Operating Activities

Net cash flow from operating activities increased by $9.2 million for the nine months ended September 30, 2022, to $67.9 million, as compared to $58.7 million for the nine months ended September 30, 2021. Net cash provided by operating activities represents cash received primarily from rental and interest income less cash used for property costs, environmental expense, general and administrative expense, and interest expense. The change in net cash flow provided by operating activities for the nine months ended September 30, 2022 and 2021 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. Net cash flow used in investing activities decreased by $58.8 million for the nine months ended September 30, 2022, to $60.9 million, as compared to $119.7 million for the nine months ended September 30, 2021. The decrease in net cash flow used in investing activities was primarily due to a decrease of $63.0 million for property acquisitions, a decrease of $1.9 million in issuance of notes and mortgages receivable and an increase of $0.5 million in proceeds from dispositions of real estate, partially offset by a decrease of $3.3 million in deposits on property acquisitions and a decrease of $4.2 million in collection of notes and mortgages receivable for the nine months ended September 30, 2022.

Financing Activities

Net cash flow used in financing activities increased by $33.3 million for the nine months ended September 30, 2022, to $20.3 million, as compared to funds provided of $13.0 million for the nine months ended September 30, 2021. The increase in net cash flow used in by financing activities was primarily due to an increase in net repayments under the credit agreement of $77.5 million, a decrease in net proceeds under the ATM Program of $49.1 million, an increase in dividends paid of $6.0 million and an increase of $0.6 million of debt issuance costs, partially offset by an increase in net borrowings under senior unsecured notes of $100.0 million.

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

In February 2021, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three and nine months ended September 30, 2022, no shares of common stock were issued under the ATM Program. During the three and nine months ended September 30, 2021, we issued a total of 636,000 and 1,688,000 shares of common stock, respectively, and received net proceeds of $19.4 million and $49.0 million, respectively, under the 2018 ATM Program and the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three and nine months ended September 30, 2022, the Company entered into forward sale agreements to sell an aggregate of 714,136 shares of common stock at an average gross offering price of $30.22 per share. No shares were settled during the three and nine months ended September 30, 2022. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions. During the three and nine months ended September 30, 2021, the Company did not enter into any forward sale agreements under the ATM Program.

Property Acquisitions, Development Funding and Capital Expenditures

As part of our overall business strategy, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate, and we expect to continue to pursue acquisitions that we believe will benefit our financial performance.

During the nine months ended September 30, 2022, we acquired fee simple interests in 16 properties for an aggregate purchase price of $63.3 million. During the nine months ended September 30, 2021, we acquired fee simple interests in 77 properties for an aggregate purchase price of $126.6 million. We accounted for these transactions as asset acquisitions. For additional information regarding our property acquisitions, see Note 11.

During the nine months ended September 30, 2022, we funded $10.9 million, including accrued interest, of construction loans for the development of income-producing properties which we expect to purchase via sale leaseback transactions at the end of the construction period. As of September 30, 2022, we had outstanding $16.6 million of such construction loans, including accrued interest. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale leaseback of these properties. During the nine months ended September 30, 2021, we funded $12.3 million and, as of September 30, 2021, had outstanding $8.9 million of such construction loans, including accrued interest. During the nine months ended September 30, 2021, we acquired one property for $4.5 million for which we had previously funded construction loans in the amount of $3.4 million and the loans were repaid in full.

We also seek opportunities to recapture select properties from our net lease portfolio and redevelop such properties as new convenience stores or other single tenant retail uses. During the nine months ended September 30, 2022, rent commenced on one completed redevelopment project that was placed back into service in our net lease portfolio. During the nine months ended September 30, 2021, rent commenced on three completed redevelopment projects that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 25 redevelopment projects.

Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to acquisitions or redevelopments. However, our tenants frequently make improvements to the properties leased from us at their expense. As of September 30, 2022, we have a remaining commitment to fund up to $6.6 million in the aggregate of capital improvements at certain properties previously leased to Marketing and now subject to unitary triple-net leases with other tenants.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2022 were $58.7 million, or $1.23 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer as the case may be.

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

During the nine months ended September 30, 2022, the Lookback Periods for many properties we previously leased to Marketing expired. Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $17.1 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.6 million being recorded to environmental expense for the nine months ended September 30, 2022.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $9.4 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2022.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2022, we had accrued a total of $29.2 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.5 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $18.7 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.4 million of known reserve liabilities and (b) $36.2 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.0 million and $1.3 million of net accretion expense was recorded for the nine months ended September 30, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2022 and 2021, we recorded credits to environmental expenses aggregating $17.9 million and $1.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2022 and 2021, we increased the carrying values of certain of our properties by $1.7 million and $2.1 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $2.8 million and $3.0 million for the nine months ended September 30, 2022 and 2021. Capitalized asset retirement costs were $37.2 million (consisting of $24.6 million of known environmental liabilities and $12.6 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of September 30, 2022, and $39.7 million (consisting of $24.1 million of known environmental liabilities and $15.6 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2021. We recorded impairment charges aggregating $1.5 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

In July 2012, we purchased a 10-year pollution legal liability insurance policy covering substantially all of our properties at that time for discovery of preexisting unknown environmental liabilities and for new environmental events. The policy had a $50.0 million aggregate limit and was subject to various self-insured retentions and other conditions and limitations. This policy expired in July 2022, although claims made prior to such expiration remain subject to coverage. In September 2022, we purchased a 5-year pollution legal liability insurance policy to cover a subset of our properties which we believe present the greatest risk for discovery of preexisting unknown environmental liabilities and for new environmental events. The policy has a $25.0 million in aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection for certain properties which we believe have the greatest risk of significant environmental events.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2022 and December 31, 2021, we had accrued $0.3 million and $1.9 million, respectively for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2021, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million. The Second Restated Credit Agreement permits borrowings at an interest rate equal to the sum of a base rate plus a margin of 0.30% to 0.90% or a LIBOR rate plus a margin of 1.30% to 1.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. The Revolving Facility includes customary LIBOR transition language that addresses the succession of LIBOR at a future date. We use borrowings under the Second Restated Credit Agreement to finance acquisitions and for general corporate purposes. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of September 30, 2022.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2022, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2022, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 27, 2022

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