Form 10-K
period 2022-12-31
GETTY REALTY CORP /MD/
filed 2023-02-23
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of common stock held by non-affiliates (based on 41,843,833 shares of common stock at a closing price per share of the registrant’s common stock on the New York Stock Exchange at $26.50) of the Company was $1,108,900,000 as of June 30, 2022.

The registrant had outstanding 46,737,837 shares of common stock as of February 23, 2023.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2022, pursuant to Regulation 14A.

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

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our statements regarding our network of convenience stores, express tunnel car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive-thru quick service restaurants; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of COVID-19 on our business and results of operations; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; FFO and AFFO as measures that represent our core operating performance and its utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Second Restated Credit Agreement and available cash and cash equivalents; our continued compliance with the covenants in our Second Restated Credit Agreement and our senior unsecured notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

adverse effects of the transition from LIBOR; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued presence of COVID-19, including on the global economy or on our tenants’ businesses, financial position, or results of operations.

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

PART I

Item 1. Business

Company Profile

Getty Realty Corp. (“Getty Realty”) (NYSE: GTY), a Maryland corporation, is a publicly traded, net lease real estate investment trust (“REIT”) specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our predecessor was originally founded in 1955 and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1997. Unless otherwise expressly stated or the context otherwise requires, the “Company,” “we,” “us,” and “our” as used herein refer to Getty Realty and its owned and controlled subsidiaries.

Our portfolio includes convenience stores, car wash properties, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), automotive parts retailers, and certain other freestanding retail properties, including drive-thru quick service restaurants. Our 1,039 properties as of December 31, 2022 are located in 38 states and Washington, D.C., and our tenants operate under a variety of national and regional brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate.

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

Our company is headquartered in New York, New York and as of February 23, 2023, we had 32 employees.

Recent Developments

Our investment strategy is predicated on the belief that automobility will remain the dominant form of consumer transportation in the United States and that mobile consumers increasingly prioritize convenience, speed, and service. During the year ended December 31, 2022, we continued to grow and diversify our investments in convenience, automotive and other freestanding retail properties through fee simple acquisitions and construction loan advances for new-to-industry developments. We were also active raising capital to fund our investment activity through the issuance of new senior unsecured notes, and by entering into forward agreements to sell common shares through our at-the-market equity offering program.

During the year ended December 31, 2022, we invested $157.5 million across 52 properties, including the acquisition of fee simple interests in 40 properties for an aggregate purchase price of $137.3 million. The properties we acquired included nine convenience stores, 16 car wash properties, 14 automotive services centers and one drive-thru quick service restaurant. In addition, we advanced construction loans in the amount of $20.2 million, including accrued interest, for the development of 12 new-to-industry convenience stores and car wash properties. In total, convenience stores represented approximately 30% of our investment activity during the year, while other convenience and automotive retail properties made up the remaining 70% of our investments. We also added four new tenants to our portfolio, expanded our relationships with several existing tenants, and added or increased exposure to a number of attractive metropolitan areas, including Austin, Charleston (SC), Charlotte, Las Vegas, and San Antonio. For additional information regarding our property acquisitions see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

During the year ended December 31, 2022, we sold 24 properties that generated gross proceeds of approximately $26.0 million and reduced our exposure to certain property types, tenants, and geographies that no longer met our long-term investment criteria. For additional information regarding our property dispositions see Note 11 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In February 2022, we closed on the private placement of $225.0 million of new senior unsecured notes, including (i) $100.0 million of 3.45% notes that funded at closing and mature in February 2032, and (ii) $125.0 million of 3.65% notes that funded in January 2023 and mature in January 2033. Proceeds from the notes funded at closing were used to repay all amounts then outstanding under our senior unsecured revolving credit facility and for general corporate purposes, including to fund investment activity. Proceeds from the delayed funding notes were used to prepay $75.0 million of 5.35% senior unsecured notes maturing in June 2023 and for general corporate purposes, including to fund investment activity. For additional information regarding our senior unsecured notes see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

During the year ended December 31, 2022, we entered into forward sale agreements to sell an aggregate of 3.7 million shares of common stock for anticipated gross proceeds of $117.6 million through our at-the-market equity offering program. No shares were settled during the year ended December 31, 2022. For additional information regarding our ATM Program see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 7 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Our Properties

As of December 31, 2022, our portfolio included 1,039 properties, of which we owned 997 properties and leased 42 properties from third-party landlords. Our properties are located in 38 states and Washington D.C. and includes a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, automotive parts retailer, or certain other freestanding retailers, including drive-thru quick service restaurants. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2022, we leased 1,034 of our properties to tenants under triple-net leases, including 866 properties leased under 37 separate unitary or master triple-net leases, and 168 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2022, our weighted average remaining lease term, excluding renewal options, was 8.8 years.

Substantially all of our properties are leased to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors – Significant number of our tenants depend on the same industry for their revenues” in this Form 10-K.

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

As of December 31, 2022, we were also actively redeveloping three of our properties as new convenience stores or for alternative single tenant retail uses, and two of our properties were vacant.

Human Capital Resources

As of December 31, 2022, we had 32 full-time employees, all of which are located in our New York office.

We are dedicated to conducting our business consistent with the highest standards of business ethics. Our Business Conduct Guidelines and Employee Handbook govern our standards and policies with respect to our people, our partners, our health and safety, and our IT security.

We aim to maintain a workplace that is free from discrimination or harassment on the basis of color, race, sex, national origin, ethnicity, religion, disability, sexual orientation, gender identification or expression or any other status protected by applicable law. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round.

We prioritize empathy and flexibility to support the safety, health, and security of each member of our team and ensure they are able to meet their personal and family needs, as well as their professional goals. In 2022, we implemented a permanent hybrid work schedule, allowing team members to work from home two days per week while maintaining COVID-related policies that support the overall health and wellness of our people and our office space.

We appreciate the important role that our team and the Company play in the communities in which we live and operate. We support individual volunteerism and provide team members with work schedule flexibility to support causes and organizations that are meaningful to them. In 2022, we implemented our Getty Gives program to facilitate volunteerism and charitable contributions in support of our communities and other causes meaningful to our team members. We also launched a pro bono legal services program to benefit communities in need and provide opportunities for personal philanthropic fulfillment.

We participate in annual performance reviews with our employees and hold periodic meetings with employees to gather feedback, discuss opportunities to participate in various professional development programs, and improve the overall employee experience. Our recruiting efforts, compensation and advancement are all based on qualifications, performance, skills and experience. We continue to emphasize employee development and training and our employees are offered regular opportunities to participate in formal and informal professional development through in-person training and online learning resources. We also support and pay for external education classes and seminars requested by our employees if doing so will advance their work-related skills or professional development.

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

During the year ended December 31, 2022, we invested $157.5 million across 52 properties, including the acquisition of fee simple interests in 40 properties for an aggregate purchase price of $137.3 million. The properties we acquired included nine convenience stores, 16 car wash properties, 14 automotive services centers and one drive-thru quick service restaurant. We also advanced construction loans in the amount of $20.2 million, including accrued interest, for the development of 12 new-to-industry convenience stores and car wash properties.

During the year ended December 31, 2021, we invested $200.0 million across 100 properties, including the acquisition of fee simple interests in 97 properties for an aggregate purchase price of $194.3 million. The properties we acquired included 25 convenience stores, 17 car wash properties, 54 automotive services centers and one drive-thru quick service restaurant. We also advanced construction loans in the amount of $5.7 million, including accrued interest, for the development of three new-to-industry convenience stores.

For additional information regarding our property acquisitions, see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 239 properties, including single property and portfolio transactions located in various states, for an aggregate purchase price of $646.7 million.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

During the years ended December 31, 2022 and 2021, rent commenced on two and five completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 26 redevelopment projects.

For the year ended December 31, 2022, we spent $0.1 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $36 thousand of construction-in-progress to buildings and improvements on our consolidated balance sheet. For the year ended December 31, 2021, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

As of December 31, 2022, we had three properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including one property for which we have signed a new lease and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under substantially all of our triple-net leases, contractual responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

For additional information, see “Item 1A. Risk Factors” and “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 5 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In addition to the numerous federal, state and local laws and regulations to which are properties are subject, we elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. Accordingly, we are subject to compliance with the applicable requirements of the Internal Revenue Code concerning REITs, including that a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its taxable income. For additional information, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Climate Change

As an organization, we are committed to the protection of our assets, communities, and the environment. We emphasize sustainability at our new corporate headquarters where we utilize energy efficient computer equipment, filtered water machines, and timed or sensor-controlled HVAC and lighting systems, among other sustainability practices. In 2022, we began tracking our environmental footprint within our leased corporate office space including monitoring monthly energy usage, recycling efforts, and waste disposal. With our landlord’s support, we will work to construct a full picture of our environmental footprint, maximize diversion of recyclable waste in accordance with local regulations, and implement energy conservation measures in our leased space as appropriate and feasible.

Under our triple-net leases, tenants are responsible for operating the businesses conducted at our sites, keeping the properties in good order and repair, and making capital investments as they deem appropriate to optimize their business operations. As such, it is our tenants who control the environmental impact of their operations, including energy efficiency, water usage, and waste and recycling practices, and decide when and how to adopt environmentally sustainable practices and make related investments.

We are pleased that many of our tenants have already completed environmental and sustainability projects, including upgrading to LED lighting, installing energy efficient coolers and HVAC units, and, in select cases, installing electric vehicle (EV) charging stations at our properties. We appreciate that many of our tenants have completed these “green” projects with their own capital and/or have taken advantage of government and other subsidies for qualifying renewable energy technologies and projects. As part of our commitment to Environmental, Social, and Governance matters, in 2022 we implemented our “Getty Green Loans” program to provide low-cost loans to our tenants for the express purpose of investing in environmental and sustainability projects.

As discussed above, we also maintain a robust redevelopment program that repositions select properties within our portfolio to uses other than traditional gas stations, including modern convenience stores or alternative property uses such as automotive parts retailers, quick service restaurants, and multifamily residential buildings, among others. We continue to look for opportunities within our portfolio to redevelop properties for less environmentally sensitive uses and to support economic growth in communities where our properties are located.

For additional information, see “Item 1A. Risk Factors” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

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
•
Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations (including the escalating conflict between Russia and Ukraine and the related impact on macroeconomic conditions as a result of such conflict).
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
•
Our business, results of operations, and financial condition may be impacted by the continued presence of COVID-19.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. Under applicable laws, we are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant fails to pay them. The ultimate resolution of these matters could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Marketing (substantially all of which commenced in 2012), we agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). Substantially all of these 10-year (or, in certain cases, shorter) “look back” periods have now expired, therefore responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of these leases, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases contractually responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases (i.e., leases covering properties not previously leased to Marketing), contractual responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2022, 34.4% of our annual base rent is derived from four states (New York, Massachusetts, Maryland, and Connecticut). Because of the concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the bank syndicate related to our to our Second Restated Credit Agreement, the lenders that are the counterparties to our senior unsecured notes and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2022, we leased:

•
150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global which represented, in the aggregate, 16% of our total revenues for the years ended December 31, 2022 and 2021.
•
128 properties in four separate unitary leases to subsidiaries of Arko which represented, in the aggregate, 14% of our total revenues for the years ended December 31, 2022 and 2021.
•
78 properties in three separate unitary leases and one stand-alone lease to United Oil which, in the aggregate, represented 11% of our total revenues for the years ended December 31, 2022 and 2021.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on Generally Accepted Accounting Principles (”GAAP”), and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants, and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2022 and 2021, we incurred $3.5 million and $4.4 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

Our consolidated financial statements are subject to the application of GAAP in accordance with the Accounting Standards Codification, which is periodically amended by the FASB. The application of GAAP is also subject to varying interpretations over time. Accordingly, we are required to adopt amendments to the Accounting Standards Codification or comply with revised interpretations that are issued from time-to-time by recognized authoritative bodies, including the FASB and the SEC. Those changes could adversely affect our reported revenues, profitability or financial position.

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

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. Additionally, our failure to comply with applicable privacy, data security or protection or cyber security laws could adversely affect our business.

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

Our business, results of operations, and financial condition may be impacted by the continued presence of COVID-19 and such impact could be materially adverse.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption. The extent to which the continued presence of COVID-19 impacts our business, operations and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including governmental, business, and individual actions taken in response to COVID-19 and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures from time to time of our tenants’ facilities, may impact our tenants' businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; the financial impact of COVID-19 could negatively impact our future compliance with financial covenants of our Second Restated Credit Agreement and our senior unsecured notes and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Revolving Facility and pay dividends; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

The fluidity of this situation precludes any prediction as to the full adverse impact of COVID-19 . Nevertheless, the COVID-19 continues to present uncertainty and risk with respect to our performance, financial condition, results of operations, cash flows and performance. Moreover, many risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2022, should be interpreted as heightened risks as a result of the impact of COVID-19.

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

Our principal sources of liquidity are the cash flows from our operations, funds available under our Second Restated Credit Agreement, proceeds from the sale of shares of our common stock through offerings, from time to time, under our ATM Program, pursuant to which we may also sell shares of common stock under forward sale agreements, and available cash and cash equivalents. In 2021, pursuant to the Second Restated Credit Agreement, we (i) extended the maturity date of the Revolving Facility from March 2022 to October 2025, (ii) reduced the interest rate for borrowings under the Revolving Facility and (iii) amended certain financial covenants and other provisions. The Second Restated Credit Agreement provides for the Revolving Facility in an aggregate principal amount of

$300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility. As of December 31, 2022, we have also issued $625.0 million of senior unsecured notes. For additional information, see “Credit Agreement” and “Senior Unsecured Notes” in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

Under our ATM Program, we may issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents. Sales of shares of our common stock under our ATM Program may be made from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act of 1933, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. Sales of shares of our common stock under our ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions and the trading price of our common stock. Our agents are not required to sell any specific number or dollar amount of our common stock, but each agent will use its commercially reasonable efforts consistent with its normal trading and sales practices and applicable law and regulation to sell shares designated by us in accordance with the terms of the distribution agreement with our agents. The net proceeds we receive will be the gross proceeds received from such sales less the commissions and any other costs we may incur in issuing the shares of our common stock. In connection with the expansion of the ATM Program in 2021, we may also sell shares of common stock under forward sale agreements. The use of a forward sale agreement allows us to lock in a price on the sale of shares of common stock at the time the agreement is executed, but defer receiving the proceeds from the sale until a later date.

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

On December 22, 2022, we entered into an amendment to the Second Amended and Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Accordingly, as of December 31, 2022, we had no borrowings based on LIBOR. The consequences of these developments with respect to LIBOR cannot be entirely predicted and span multiple future periods but could result in an increase in the cost of our variable rate debt, which may be detrimental to our financial position or operating results.

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

The following table summarizes the geographic distribution of our properties as of December 31, 2022. In addition, we lease approximately 11,100 square feet of office space at 292 Madison Avenue, New York, New York for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	179	24	203	19.5%
Massachusetts	99	5	104	10.0
Texas	78	—	78	7.5
Connecticut	68	6	74	7.1
South Carolina	49	—	49	4.7
Virginia	48	1	49	4.7
New Jersey	43	4	47	4.5
New Hampshire	45	—	45	4.3
Maryland	40	2	42	4.0
Michigan	41	—	41	3.9
North Carolina	36	—	36	3.5
California	34	—	34	3.3
Washington State	31	—	31	3.0
Arizona	23	—	23	2.2
Colorado	23	—	23	2.2
Ohio	23	—	23	2.2
Pennsylvania	21	—	21	2.0
Nevada	14	—	14	1.3
Oregon	13	—	13	1.3
Arkansas	11	—	11	1.1
Hawaii	10	—	10	1.0
Kansas	8	—	8	0.8
Missouri	8	—	8	0.8
Maine	7	—	7	0.7
Kentucky	6	—	6	0.6
Georgia	5	—	5	0.5
New Mexico	5	—	5	0.5
Florida	4	—	4	0.4
Illinois	4	—	4	0.4
Louisiana	4	—	4	0.4
Oklahoma	4	—	4	0.4
Alabama	2	—	2	0.2
Indiana	2	—	2	0.2
Mississippi	2	—	2	0.2
Rhode Island	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Minnesota	1	—	1	0.1
North Dakota	1	—	1	0.1
Vermont	1	—	1	0.1
Total	997	42	1,039	100.0%

The properties that we lease from third parties have a remaining lease term, including renewal and extension option terms, averaging approximately 8.0 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2023	3	7.2%	0.3%
2024	4	9.5	0.4
2025	2	4.8	0.2
2026	5	11.9	0.5
2027	4	9.5	0.4
Subtotal	18	42.9	1.8
Thereafter	24	57.1	2.3
Total	42	100.0%	4.1%

For the year ended December 31, 2022, revenues from rental properties, which includes base rental income, additional rental income, if any, and certain GAAP revenue recognition adjustments, were $163.9 million, an average of approximately $160,000 per property given the 1,025 average rental properties held during the year. For the year ended December 31, 2021, revenues from rental properties were $153.9 million, an average of $153,000 per property given the 1,004 average rental properties held during the year. Rental property lease expirations and annualized base rent (“ABR”) as of December 31, 2022 are as follows (dollars in thousands):

	Number of Properties (a)	ABR (b)	Percentage of Total ABR
2023	25	$2,764	1.8%
2024	17	1,791	1.2
2025	21	4,462	2.9
2026	68	13,614	8.8
2027	270	22,407	14.5
2028	45	7,975	5.2
2029	75	12,196	7.9
2030	46	5,494	3.6
2031	64	9,756	6.3
2032	138	17,770	11.5
Thereafter	265	55,862	36.3
Subtotal	1,034	$154,091	100.0%
Redevelopment	3	—	—
Vacant	2	—	—
Total	1,039	$154,091	100.0%

(a)
With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.
(b)
Represents the monthly base rent due from tenants under existing leases as of December 31, 2022, multiplied by 12.

Item 3. Legal Proceedings

We are involved in various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2022 and 2021, we had accrued $0.3 million and $1.9 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2022, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e, Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and PCBs at an estimated cost of $441 million.

In addition to the RI/FS activities, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing, which remedial work has been completed. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8.3-miles of the LPRSA. On March 4, 2016, the EPA issued a ROD for the lower 8.3-miles (“Lower 8-mile ROD”) selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.38 billion.

On March 31, 2016, the EPA issued a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”) to more than 100 PRPs, including us, which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides generated from the production of Agent Orange at its Diamond Shamrock Facility and a discharger of other contaminants of concern (“COCs”) to the Superfund Site) requiring Occidental to prepare the remedial design of the remedy selected in the Lower 8-mile ROD. The EPA has designated the lower 8.3 miles of the LPRSA as Operable Unit 2 or “OU2”, which is geographically subsumed within OU4. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for OU2.

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. EPA’s March 30, 2017 Letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, the EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by EPA for cash out settlements. Most of the PRPs identified by EPA, including the Company, participated in the allocation process. Occidental did not participate in the allocation proceedings, but filed a complaint on June 30, 2018, listing over 120 defendants, including us, in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On December 20, 2022, the parties filed an uncontested motion to stay the Occidental Lawsuit proceedings for six months while the court considers a proposed consent decree, discussed below, which, if approved, would bar the claims asserted against us for past and/or future response costs relating to the LPRSA, including the OU2 remedy.

The allocator issued a final Allocation Recommendation Report in December 2020, which was based upon an allocation methodology approved by EPA that contains associated allocation shares for each of the parties invited to participate in the allocation, including Occidental - who the allocator concluded was responsible for more than 99% of the costs to implement the OU2 remedy. As a result of the allocation process, the EPA and 85 parties (the “Settling Parties”), including us, began settlement negotiations and reached an agreement on a cash-out settlement to resolve their alleged liability for the remediation of the entire LPRSA. The EPA concluded that the Settling Parties, individually and collectively, were responsible for only a minor share of the response costs incurred and to be incurred at or in connection with implementing the OU2 and OU4 remedies for the entire 17-mile Lower Passaic River.

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay EPA the collective sum of $150 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed an agreed upon share of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution is in line with our legal reserves previously established and transferred to an escrow account based on likelihoods reasonably known to us at this time. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA. This action (the “CD Action”) is subject to public comment and court approval. On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action contending that it intends to challenge the proposed CD and seek to preserve its contribution claims against the Settling Parties in the pending Occidental Lawsuit.

If the CD Action is approved in its current form, our alleged liability to the EPA as well as any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. In the event the District Court does not approve the proposed CD, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the proposed CD is not approved by the District Court in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and the outcome of which are not yet known. The Company has established an estimated legal reserve and transferred funds to an escrow account based on likelihoods reasonably known to us at this time, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have accrued.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 40,505 beneficial holders of our common stock as of February 1, 2023, of which approximately 800 were holders of record.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors – We may change our dividend policy and the dividends we pay may be subject to significant volatility” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

Source: SNL Financial

	12/30/2017	12/31/2018	12/31/2019	12/29/2020	12/29/2021	12/30/2022
Getty Realty Corp.	$100.00	$115.23	$141.12	$117.39	$142.03	$160.45
Standard & Poor's 500	100.00	97.76	120.56	146.45	191.04	155.59
Peer Group	100.00	110.99	146.50	117.99	158.25	136.92

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2017, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

* Cumulative total return assumes reinvestment of dividends.

We have chosen as our Peer Group the following companies: Agree Realty Corporation, EPR Properties, Essential Properties Realty Trust, Four Corners Properties Trust, NETSTREIT Corp., and One Liberty Properties. We have chosen these companies as our Peer Group because a substantial segment of each of their businesses is owning and leasing single tenant net lease retail properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We do not make or endorse any predictions as to future stock performance.

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

This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, car wash properties, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), automotive parts retailers, and certain other freestanding retail properties, including drive-thru quick service restaurants. As of December 31, 2022, our portfolio included 1,039 properties, including 997 properties owned by us and 42 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,039 properties are located in 38 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, automotive parts retailer, or certain other freestanding retailers, including drive-thru quick service restaurants. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2022, we leased 1,034 of our properties to tenants under triple-net leases, including 866 properties leased under 37 separate unitary or master triple-net leases, and 168 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2022, our weighted average remaining lease term, excluding renewal options, was 8.8 years.

Substantially all of our properties are leased to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors – Significant number of our tenants depend on the same industry for their revenues” in this Form 10-K.

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

As of December 31, 2022, we were also actively redeveloping three of our properties as new convenience stores or for alternative single tenant retail uses, and two of our properties were vacant.

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

During the year ended December 31, 2022, we invested $157.5 million across 52 properties, including the acquisition of fee simple interests in 40 properties for an aggregate purchase price of $137.3 million. The properties we acquired included nine convenience stores, 16 car wash properties, 14 automotive services centers and one drive-thru quick service restaurant. We also advanced construction loans in the amount of $20.2 million, including accrued interest, for the development of 12 new-to-industry convenience stores and car wash properties.

During the year ended December 31, 2021, we invested $200.0 million across 100 properties, including the acquisition of fee simple interests in 97 properties for an aggregate purchase price of $194.3 million. The properties we acquired included 25 convenience stores, 17 car wash properties, 54 automotive services centers and one drive-thru quick service restaurant. We also advanced construction loans in the amount of $5.7 million, including accrued interest, for the development of three new-to-industry convenience stores.

For additional information regarding our property acquisitions, see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use.

During the years ended December 31, 2022 and 2021, rent commenced on two and five completed redevelopment projects, respectively, that were placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 26 redevelopment projects.

For the year ended December 31, 2022, we spent $0.1 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $36 thousand of construction-in-progress to buildings and improvements on our consolidated balance sheet. For the year ended December 31, 2021, we spent $0.3 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheet.

As of December 31, 2022, we had three properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio, including one property for which we have signed a new lease and which will be transferred to redevelopment when the appropriate entitlements, permits and approvals have been secured.

Supplemental Non-GAAP Measures

We manage our business to enhance the value of our real estate portfolio and, as a REIT, place particular emphasis on minimizing risk, to the extent feasible, and generating cash sufficient to make required distributions to stockholders of at least 90% of our ordinary taxable income each year. In addition to measurements defined by GAAP, we also focus on Funds From Operations (“FFO”) and Adjusted Funds From Operations (“AFFO”) to measure our performance. As previously disclosed, beginning with our results for the quarter and year ended December 31, 2021, we updated our definition of AFFO to include adjustments for stock-based compensation and amortization of debt issuance costs. We believe that conforming to this market practice for calculating AFFO improves the comparability of this measure of performance to other net lease REITs.

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

We pay particular attention to AFFO which we believe provides the most useful depiction of the core operating performance of its portfolio. By providing AFFO, we believe we are presenting information that assists analysts and investors in their assessment of our core operating performance, as well as the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2022	2021	2020
Net earnings	$90,043	$62,860	$69,388
Depreciation and amortization of real estate assets	39,902	35,518	30,191
Gains on dispositions of real estate	(16,423)	(16,718)	(4,548)
Impairments	3,545	4,404	4,258
Funds from operations (FFO)	117,067	86,064	99,289
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(3,458)	(2,778)	(2,903)
Amortization of above and below market leases, net	(1,184)	(1,221)	(1,438)
Amortization of investments in direct financing leases	5,392	4,844	4,210
Amortization of lease incentives	1,198	1,119	1,026
Total revenue recognition adjustments	1,948	1,964	895
Environmental Adjustments
Accretion expense	1,259	1,705	1,841
Changes in environmental estimates	(23,837)	(1,768)	(3,135)
Environmental litigation accruals	279	1,909	85
Insurance reimbursements	(85)	(92)	(142)
Legal settlements and judgments	—	(493)	(21,300)
Total environmental adjustments	(22,384)	1,261	(22,651)
Other Adjustments
Stock-based compensation expense	4,775	3,997	3,130
Amortization of debt issuance costs	946	1,013	1,053
Allowance for credit loss on notes and mortgages receivable and direct financing leases	50	(132)	368
Loss on extinguishment of debt	—	—	1,233
Retirement and severance costs	85	800	—
Total other adjustments	5,856	5,678	5,784
Adjusted funds from operations (AFFO)	$102,487	$94,967	$83,317

Basic per share amounts:
Net earnings	$1.88	$1.37	$1.62
FFO (1)	2.45	1.88	2.32
AFFO (1)	2.14	2.08	1.94
Diluted per share amounts:
Net earnings	$1.88	$1.37	$1.62
FFO (1)	2.44	1.88	2.31
AFFO (1)	2.14	2.08	1.94
Weighted average common shares outstanding:
Basic	46,730	44,782	42,040
Diluted	46,838	44,819	42,070

(1)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Year ended December 31,
	2022	2021	2020
FFO	$2,734	$1,771	$1,939
AFFO	2,394	1,915	1,627

Results of Operations

Year ended December 31, 2022, compared to year ended December 31, 2021

The following table presents select data and comparative results from the Company’s consolidated statements of operations for the year ended December 31, 2022, as compared to the year ended December 31, 2021 (in thousands):

	Year ended December 31,
	2022	2021	$ Change
Revenues:
Revenues from rental properties	$163,889	$153,886	$10,003
Interest on notes and mortgages receivable	1,699	1,522	177

Operating expenses:
Property costs	21,553	22,048	(495)
Impairments	3,545	4,404	(859)
Environmental	(20,902)	3,548	(24,450)
General and administrative	20,621	20,151	470
Depreciation and amortization	39,902	35,518	4,384

Other items:
Gains on dispositions of real estate	16,423	16,718	(295)
Interest expense	27,662	24,672	2,990

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the year ended December 31, 2022, as compared to the year ended December 31, 2021 (in thousands):

	Year ended December 31,
	2022	2021	$ Change
Rental income	$149,098	$138,691	$10,407
Revenue recognition adjustments	(1,948)	(1,964)	16
Tenant reimbursement income	16,739	17,159	(420)
Total revenues from rental properties	163,889	153,886	10,003

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the years ended December 31, 2022 and 2021, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same period.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include revenue recognition adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives.

Tenant reimbursements consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements.

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in construction loan advances for the development of new-to-industry properties during the years ended December 31, 2022 and 2021, partially offset by collections of notes and mortgages receivable during the same period.

Property Costs

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The following table presents the results for property costs for the year ended December 31, 2022, as compared to the year ended December 31, 2021 (in thousands):

	Year ended December 31,
	2022	2021	$ Change
Property operating expenses	$20,843	$21,608	$(765)
Leasing and redevelopment expenses	710	440	270
Total property costs	21,553	22,048	(495)

The decrease in property costs was primarily due to a decrease in property expenses driven by lower rent expense and reimbursable and non-reimbursable real estate taxes, partially offset by an increase in state and local taxes, as well as an increase in leasing and redevelopment expenses driven by an increase in demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2022 and 2021 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The decrease in environmental expenses for the year ended December 31, 2022 was primarily due to a reduction in estimates related to unknown environmental liabilities. Specifically, during the year ended December 31, 2022, we concluded that there was no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $22.2 million being recorded to environmental expense for the year ended December 31, 2022. In addition, during the year ended December 31, 2022, there was a decrease in environmental litigation accruals of $1.6 million.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $1.1 million increase in employee-related expenses, including a $0.8 million increase in stock-based compensation, partially offset by a $0.7 million reduction in non-recurring employee-related expenses and a $0.4 million decrease in legal and other professional fees.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expense was primarily due to additional depreciation and amortization from properties acquired during the years ended December 31, 2022 and 2021, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations and dispositions of real estate during the same period.

Gains on Disposition of Real Estate

The gains on dispositions of real estate were primarily the result of the sale of 24 and 16 properties during the years ended December 31, 2022 and 2021, respectively.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates for the year ended December 31, 2022, as compared to the year ended December 31, 2021.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt and environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions. For a discussion of our capital expenditures, see “—Property Acquisitions and Capital Expenditures.”
We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Revolving Facility, proceeds from new senior unsecured notes that we closed in February 2022, but were not funded until January 2023, proceeds from the sale of shares of common stock pursuant to forward agreements under our ATM Program, and available cash and cash equivalents.

As of December 31, 2022, we had $230.0 million of availability under our Revolving Facility, and our total cash and cash equivalents were $11.2 million.

In February 2022, we closed on the private placement of $225.0 million of senior unsecured notes, including (i) $100.0 million of 3.45% notes funded at closing and maturing in February 2032, and (ii) $125 million of 3.65% notes funded in January 2023 and mature in January 2033. Proceeds from the notes funded at closing were used to repay all amounts outstanding on the Revolving Facility and for general corporate purposes, including to fund investment activity. Proceeds from the delayed funding notes were used to prepay $75 million of 5.35% senior unsecured notes maturing in June 2023 and for general corporate purposes, including to fund investment activity.

During the year ended December 31, 2022, we entered into forward sale agreements to sell an aggregate of 3.7 million common shares for anticipated gross proceeds of $117.6 million through our ATM Program.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Facility, available cash and cash equivalents, proceeds from future real estate asset sales, and the future issuance of shares of common stock or debt securities.

Our cash flow activities for the years ended December 31, 2022 and 2021 are summarized as follows (in thousands):

	Year ended December 31,
	2022	2021	$ Change
Net cash flow provided by operating activities	$93,086	$86,818	$6,268
Net cash flow used in investing activities	(139,056)	(169,732)	30,676
Net cash flow provided by financing activities	30,758	52,321	(21,563)

Operating Activities

The change in net cash flow provided by operating activities for the years ended December 31, 2022 and 2021 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities as presented on our consolidated statements of cash flows.

Investing Activities

The change in net cash flow used in investing activities for the year ended December 31, 2022, was primarily due to a reduction in property acquisitions of $57.0 million, partially offset by an $11.6 million increase in deposits for property acquisitions, a $9.0 million decrease in collections of notes and mortgages receivable, and an increase of $5.8 million in issuance of notes and mortgages receivable.

Financing Activities

The change in net cash flow provided by financing activities for the year ended December 31, 2022, was primarily due to a decrease in proceeds from issuances of common stock of $92.5 million and an increase in dividends paid of $7.5 million, partially offset by an increase in net borrowings of $75.0 million.

Credit Agreement

The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $300.0 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

In December 2022, we entered into an amendment to the Second Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Borrowings under the Revolving Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Facility.

The Second Restated Credit Agreement contains customary financial covenants, including covenants with respect to total leverage, secured leverage and unsecured leverage ratios, fixed charge and interest coverage ratios, and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement contains customary events of default, including cross default provisions with respect to our senior unsecured notes. Any event of default, if not cured or waived in a timely manner, could result in the acceleration of our indebtedness under the Second Restated Credit Agreement and could also give rise to an event of default and the acceleration of our senior unsecured notes.

As of December 31, 2022, we were in compliance with all of the material terms of the Second Restated Credit Agreement.

Senior Unsecured Notes

In February 2022, we entered into a sixth amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Sixth Amended and Restated Prudential Agreement") pursuant to which, in January 2023, we issued $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential and used the proceeds to repay the $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under our fifth amended and restated note purchase and guarantee agreement with Prudential (the "Fifth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (ii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) and (iv) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In February 2022, we entered into a note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “New York Life Agreement”) pursuant to which we issued $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and, in January 2023, $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”) to New York Life.

On June 21, 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes and Series N Notes are collectively referred to the "senior unsecured notes".

As of December 31, 2022, we were in compliance with all of the material terms of our senior unsecured notes.

For additional information regarding our senior secured notes, see Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Debt Maturities

The amounts outstanding under the Second Restated Credit Agreement and our senior unsecured notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2022	2021
Revolving Facility	October 2025	5.60%	$70,000	$60,000
Series B Notes (a)	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-G Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	—
Total debt			695,000	585,000
Unamortized debt issuance costs, net (b)			(3,545)	(3,880)
Total debt, net			$691,455	$581,120

(a)
Pursuant to the Sixth Amended and Restated Prudential Agreement, we issued $80,000 of 3.65% Series Q Notes due January 20, 2033 to Prudential in January 2023 and used a portion of the proceeds to repay in full the $75,000 of 5.35% Series B Notes due June 2, 2023.
(b)
Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2022 and 2021, of $2,036 and $2,730, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

ATM Program

In March 2018, we established an at-the-market equity offering program (the “2018 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $125.0 million through a consortium of banks acting as agents. The 2018 ATM Program was terminated in January 2021.

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

The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

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

We consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations and use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the year ended December 31, 2022, no shares of common stock were issued under the ATM Program.

During the year ended December 31, 2021, we issued a total of 3.0 million shares of common stock and received net proceeds of $92.3 million under the ATM Program and the 2018 ATM Program.

Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the year ended December 31, 2022, we entered into forward sale agreements to sell an aggregate of 3.7 million shares of common stock at an average gross offering price of $31.61 per share. No shares were settled during the year ended December 31, 2022.

We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

During the year ended December 31, 2021, we did not enter into any forward sale agreements under the ATM Program.

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

Regular quarterly dividends paid to our stockholders aggregated $78.3 million, $70.8 million and $62.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2022, were comprised of borrowings under the Second Restated Credit Agreement, our senior unsecured notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures and our funding commitments for capital improvements at certain properties.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. Under applicable law, we are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant fails to pay them.

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

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). Substantially all of these Lookback Periods have now expired, therefore responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer as the case may be.

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

During the twelve months ended December 31, 2022, the Lookback Periods for most of the properties we previously leased to Marketing expired. Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $22.2 million being recorded to environmental expense for the twelve months ended December 31, 2022.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.1 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2022.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2022, we had accrued a total of $23.2 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.8 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.4 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $11.4 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36.2 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1.3 million, $1.7 million and $1.8 million of net accretion expense was recorded for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2022, 2021 and 2020, we recorded credits to environmental expenses aggregating $23.8 million, $1.8 million and $3.1 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2022 and 2021, we increased the carrying values of certain of our properties by $3.3 million and $3.0 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, were $3.7 million, $4.0 million and $4.0 million, respectively. Capitalized asset retirement costs were $33.2 million (consisting of $24.7 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2022, and $39.7 million (consisting of $24.1 million of known environmental liabilities and $15.6 million of reserves for future environmental liabilities) as of December 31, 2021. We recorded impairment charges aggregating $2.5 million and $3.1 million for the years ended December 31, 2022 and 2021, respectively, for capitalized asset retirement costs.

For additional information regarding risks related to our potential environmental exposure, see “Item 1A. Risk Factors – We incur significant operating costs and, from time to time, may have significant liability accruals as a result of environmental laws and regulations, which costs and accruals could significantly increase, and reduce our profitability or have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price” in this Form 10-K.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2022 and 2021, we had accrued $0.3 million and $1.9 million, respectively, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million. Borrowings under the Revolving Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. We use borrowings under the Revolving Facility to finance acquisitions and for general corporate purposes. Borrowings outstanding at variable interest rates under the Revolving Facility as of December 31, 2022, were $70.0 million.

Based on our outstanding borrowings under the Revolving Facility of $70.0 million for the year ended December 31, 2022, an increase in market interest rates of 1.0% for 2023 would decrease our 2023 net income and cash flows by approximately $0.7 million. This amount was determined by calculating the effect of a hypothetical interest rate change on our borrowings floating at market rates and assumes that the $70.0 million outstanding borrowings under the Revolving Facility is indicative of our future average floating interest rate borrowings for 2023 before considering additional borrowings required for future acquisitions or repayment of outstanding borrowings from proceeds of future equity offerings. The calculation also assumes that there are no other changes in our financial structure or the terms of our borrowings. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Second Restated Credit Agreement and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

See “Part I. Item. 1A. Risk Factors” in this Annual Report on Form 10-K for additional information.

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2022	2021
ASSETS:
Real Estate:
Land	$802,010	$772,088
Buildings and improvements	707,352	632,074
Investment in direct financing leases, net	66,185	71,647
Construction in progress	578	693
Real estate held for use	1,576,125	1,476,502
Less accumulated depreciation and amortization	(232,812)	(209,040)
Real estate held for use, net	1,343,313	1,267,462
Real estate held for sale, net	3,757	3,621
Real estate, net	1,347,070	1,271,083
Notes and mortgages receivable	34,313	14,699
Cash and cash equivalents	8,713	24,738
Restricted cash	2,536	1,723
Deferred rent receivable	50,391	46,933
Accounts receivable	4,247	3,538
Right-of-use assets - operating	18,193	21,092
Right-of-use assets - finance	277	379
Prepaid expenses and other assets	96,555	82,763
Total assets	$1,562,295	$1,466,948
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings under credit agreement	$70,000	$60,000
Senior unsecured notes, net	623,492	523,850
Environmental remediation obligations	23,155	47,597
Dividends payable	20,576	19,467
Lease liability - operating	19,959	22,980
Lease liability - finance	1,518	2,005
Accounts payable and accrued liabilities	43,745	45,941
Total liabilities	802,445	721,840
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 46,734,790 and 46,715,734 shares issued and outstanding, respectively	467	467
Additional paid-in capital	822,340	818,209
Dividends paid in excess of earnings	(62,957)	(73,568)
Total stockholders’ equity	759,850	745,108
Total liabilities and stockholders’ equity	$1,562,295	$1,466,948

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Year ended December 31,
	2022	2021	2020
Revenues:
Revenues from rental properties	$163,889	$153,886	$144,601
Interest on notes and mortgages receivable	1,699	1,522	2,745
Total revenues	165,588	155,408	147,346
Operating expenses:
Property costs	21,553	22,048	23,520
Impairments	3,545	4,404	4,258
Environmental	(20,902)	3,548	1,054
General and administrative	20,621	20,151	17,294
Depreciation and amortization	39,902	35,518	30,191
Total operating expenses	64,719	85,669	76,317

Gains on dispositions of real estate	16,423	16,718	4,548

Operating income	117,292	86,457	75,577

Other income, net	413	1,075	21,129
Interest expense	(27,662)	(24,672)	(26,085)
Loss on extinguishment of debt	—	—	(1,233)
Net earnings	$90,043	$62,860	$69,388

Basic earnings per common share:
Net Earnings	$1.88	$1.37	$1.62

Diluted earnings per common share:
Net Earnings	$1.88	$1.37	$1.62

Weighted average common shares outstanding:
Basic	46,730	44,782	42,040
Diluted	46,838	44,819	42,070

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2022	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$90,043	$62,860	$69,388
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	39,902	35,518	30,191
Impairment charges	3,545	4,404	4,258
Gains on dispositions of real estate	(16,423)	(16,718)	(4,548)
Loss on extinguishment of debt	—	—	1,233
Deferred rent receivable	(3,458)	(2,778)	(2,903)
Allowance for credit loss on notes and mortgages receivable and direct financing leases	50	(132)	368
Amortization of above-market and below-market leases	14	(71)	(314)
Amortization of investment in direct financing leases	5,392	4,846	4,210
Amortization of debt issuance costs	946	1,013	1,053
Accretion expense	1,259	1,705	1,841
Stock-based compensation expense	4,775	3,997	3,130
Changes in assets and liabilities:
Accounts receivable	(784)	60	(1,048)
Prepaid expenses and other assets	(1,965)	(997)	(1,253)
Environmental remediation obligations	(28,088)	(6,335)	(9,490)
Accounts payable and accrued liabilities	(2,122)	(554)	(13,289)
Net cash flow provided by operating activities	93,086	86,818	82,827
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(137,275)	(194,292)	(149,955)
Capital expenditures	—	(271)	(282)
Addition to construction in progress	(56)	(312)	(275)
Proceeds from dispositions of real estate	24,204	24,796	5,433
Deposits for property acquisitions	(8,265)	3,298	(2,368)
Issuance of notes and mortgages receivable	(19,312)	(13,515)	(2,932)
Collection of notes and mortgages receivable	1,648	10,564	22,962
Net cash flow used in investing activities	(139,056)	(169,732)	(127,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreements	90,000	175,000	140,000
Repayments under credit agreements	(80,000)	(140,000)	(135,000)
Proceeds from senior unsecured notes	100,000	—	175,000
Repayments under senior unsecured notes	—	—	(100,000)
Payment for extinguishment of debt	—	—	(1,233)
Payments of finance lease liability	(487)	(645)	(650)
Payments of cash dividends	(78,264)	(70,770)	(62,626)
Payments of debt issuance costs	(611)	(2,586)	(410)
Security deposits refunded	823	(233)	(31)
Payments in settlement of restricted stock units	(496)	(730)	(257)
Proceeds from issuance of common stock, net - ATM Program	(207)	92,285	63,187
Net cash flow provided by financing activities	30,758	52,321	77,980
Change in cash, cash equivalents and restricted cash	(15,212)	(30,593)	33,390
Cash, cash equivalents and restricted cash at beginning of year	26,461	57,054	23,664
Cash, cash equivalents and restricted cash at end of year	$11,249	$26,461	$57,054

	Year ended December 31,
	2022	2021	2020
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$26,526	$23,690	$25,651
Income taxes	557	355	350
Environmental remediation obligations	4,252	4,568	6,355
Non-cash transactions
Dividends declared but not yet paid	$20,576	$19,467	$17,332
Issuance of notes and mortgages receivable related to property dispositions	1,050	428	792

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

We expense transaction costs associated with business combinations in the period incurred. Acquisitions of real estate which do not meet the definition of a business are accounted for as asset acquisitions. The accounting model for asset acquisitions is similar to the accounting model for business combinations except that the acquisition costs are capitalized and allocated to the individual assets acquired and liabilities assumed on a relative fair value basis. For additional information regarding property acquisitions, see Note 12 – Property Acquisitions.

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. For additional information regarding our senior secured notes, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In conjunction with our adoption of ASU 2016-13 on January 1, 2020, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. Upon adoption of ASU 2016-13 on January 1, 2020, we recorded a credit loss reserve of $309,000, which was recognized as a cumulative adjustment to retained earnings and as a reduction of the aggregate outstanding principal balance of $30,855,000 on the notes and mortgages receivable balance on our consolidated balance sheets on January 1, 2020. Periods prior to the adoption date that are presented for comparative purposes were not adjusted. At December 31, 2022 and 2021 the allowance for credit losses on notes and mortgages receivable was $278,000 and $297,000, respectively.

From time to time, we may originate construction loans for the construction of income-producing properties. During the year ended December 31, 2022, we funded construction loans in the amount of $20,193,000 and, as of December 31, 2022 construction loans totaling $25,898,000 were outstanding. Our construction loans generally provide for funding only during the construction phase, which is typically up to nine months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the project. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction phase, the construction loan will be repaid with the proceeds from the sale of the property. We have the option to purchase the property at the end of the construction period.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. At December 31, 2022 and 2021, restricted cash of $2,536,000 and $1,723,000, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), (“Topic 606”) using the modified retrospective method applying it to any open contracts as of January 1, 2018. The new guidance provides a unified model to determine how revenue is recognized. To determine the proper amount of revenue to be recognized, we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2022, 2021 and 2020.

Lease payments from operating leases are recognized on a straight-line basis over the term of the leases. The cumulative difference between lease revenue recognized under this method and the contractual lease payment terms is recorded as deferred rent receivable on our consolidated balance sheets. We review our accounts receivable, including its deferred rent receivable, related to base rents, straight-line rents, tenant reimbursements and other revenues for collectability. Our evaluation of collectability primarily consists of reviewing past due account balances and considers such factors as the credit quality of our tenant, historical trends of the tenant, changes in tenant payment terms, current economic trends, and other facts and circumstances related to the applicable tenants. In addition, with respect to tenants in bankruptcy, we estimate the probable recovery through bankruptcy claims. If a tenant’s accounts receivable balance is considered uncollectable, we will write off the related receivable balances and cease to recognize lease income, including straight-line rent unless cash is received. If the collectability assessment subsequently changes to probable, any difference between the lease income that would have been recognized if collectability had always been assessed as probable and the lease income recognized to date, is recognized as a current-period adjustment to revenues from rental properties. Our reported net earnings are directly affected by our estimate of the collectability of our accounts receivable.

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

We recorded impairment charges aggregating $3,545,000, $4,404,000 and $4,258,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $1,079,000 of the $3,545,000 in impairments recognized during the year ended December 31, 2022). During the year ended December 31, 2022, we recorded the remaining impairments of $2,466,000 of the $3,545,000 due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2022, 2021 and 2020, impairment charges aggregating $1,089,000, $919,000 and $932,000, respectively, were related to properties that were previously disposed of by us.

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

New Accounting Pronouncements

On March 12, 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 provides optional expedients and exceptions for applying generally accepted accounting principles to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another reference rate expected to be discontinued. We adopted ASU 2020-04 during 2022 and the adoption of ASU 2020-04 did not have a material impact on our consolidated financial statements.

NOTE 2. — LEASES

As Lessor

As of December 31, 2022, we owned 997 properties and leased 42 properties from third-party landlords. These 1,039 properties are located in 38 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 5 – Environmental Obligations.

The majority of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the automobile manufacturing, petroleum marketing and automobile aftermarket industries, each of which are highly competitive and can be subject to variability. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

Pursuant to ASU 2016-02, for leases in which we are the lessor, we are (i) retaining classification of our historical leases as we were not required to reassess classification upon adoption of the new standard, (ii) expensing indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregating revenue from our lease components and non-lease components (comprised of tenant reimbursements) into revenue from rental properties.

Revenues from rental properties for the years ended December 31, 2022, 2021 and 2020, were $163,889,000, $153,886,000 and $144,601,000, respectively. Base rental income included in revenues from rental properties was $149,098,000, $138,691,000 and $128,246,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $1,948,000, $1,964,000, and $895,000 for the year ended December 31, 2022, 2021 and 2020 respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $16,739,000, $17,159,000 and $17,250,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

Direct Financing Leases

The components of the investment in direct financing leases as of December 31, 2022 are as follows (in thousands):

	2022	2021
Lease payments receivable	$85,336	$98,539
Unguaranteed residual value	13,928	13,928
Unearned Income	(32,184)	(39,994)
Allowance for credit losses	(895)	(826)
Total	$66,185	$71,647

In accordance with ASU 2016-13, we applied changes in loss reserves related to these direct financing leases totaling $578,000 as a cumulative adjustment to retained earnings and as a reduction of the investment in direct financing leases balance on our consolidated balance sheets on January 1, 2020. During the year ended December 31, 2020, we recorded an allowance for credit losses of $340,000 on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. During the year ended December 31, 2022 and 2021, we recorded an additional allowance and a reduction for credit losses of $69,000 and $92,000, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. At December 31, 2022 and 2021, we recorded an allowance for credit losses of $895,000 and $826,000, respectively on investment in direct financing leases.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2022, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$141,619	$13,237
2024	141,812	13,380
2025	141,924	13,412
2026	133,653	10,386
2027	126,476	10,319
Thereafter	733,871	24,602
Total	$1,419,355	$85,336

As Lessee

For leases in which we are the lessee, ASU 2016-02 requires leases with durations greater than twelve months to be recognized on our consolidated balance sheets. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.

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

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2022
Assets
Right-of-use assets - operating	$18,193
Right-of-use assets - finance	277
Total lease assets	$18,470
Liabilities
Lease liability - operating	$19,959
Lease liability - finance	1,518
Total lease liabilities	$21,477

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	7.3
Finance leases	5.8
Weighted-average discount rate:
Operating leases (a)	4.70%
Finance leases	16.70%
(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2022
Operating lease cost	$3,655
Finance lease cost
Amortization of leased assets	487
Interest on lease liabilities	352
Short-term lease cost	-
Total lease cost	$4,494

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,776
Operating cash flows for finance leases	352
Financing cash flows for finance leases	487

As of December 31, 2022, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$3,638	$586
2024	3,492	515
2025	3,115	362
2026	3,283	338
2027	2,469	237
Thereafter	8,686	213
Total lease payments	24,683	2,251
Less: amount representing interest	(4,724)	(733)
Present value of lease payments	$19,959	$1,518

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately eight years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2023 – $4,285,000, 2024 – $3,641,000, 2025 – $2,851,000, 2026 – $2,495,000, 2027 – $1,829,000 and $5,708,000 thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $2,877,000, $3,393,000 and $3,769,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2022, 2021 and 2020, was $6,400,000, $7,333,000 and $7,892,000, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2022, we had three significant tenants by revenue:

	Number of properties	2022	2021
Global Partners LP (NYSE: GLP)	150	16.0%	16.0%
ARKO Corp. (NASDAQ: ARKO)	128	14.0%	14.0%
APRO, LLC (d/b/a United Oil)	78	11.0%	11.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2022, 329 of the properties we own or lease were previously leased to Marketing, of which 302 properties are subject to long-term triple-net leases with petroleum distributors in 12 separate property portfolios and 24 properties are leased as single unit triple-net leases, (an additional two properties are under redevelopment and one property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2022, we have a remaining commitment to fund up to $6,541,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2022, we removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $894,000 (net of accumulated amortization of $2,111,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2022 and 2021, we had accrued $285,000 and $1,925,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility"), the LPRSA, and the Newark Bay Study Area (i.e, Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and PCBs at an estimated cost of $441,000,000.

In addition to the RI/FS activities, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing, which remedial work has been completed. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8.3-miles of the LPRSA. On March 4, 2016, the EPA issued a ROD for the lower 8.3-miles (“Lower 8-mile ROD”) selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1,380,000,000.

On March 31, 2016, the EPA issued a “Notice of Potential Liability and Commencement of Negotiations for Remedial Design” (“Notice”) to more than 100 PRPs, including us, which informed the recipients that the EPA intends to seek an Administrative Order on Consent and Settlement Agreement with Occidental (who the EPA considers the primary contributor of dioxin and other pesticides generated from the production of Agent Orange at its Diamond Shamrock Facility and a discharger of other contaminants of concern (“COCs”) to the Superfund Site) requiring Occidental to prepare the remedial design of the remedy selected in the Lower 8-mile ROD. The EPA has designated the lower 8.3 miles of the LPRSA as Operable Unit 2 or “OU2”, which is geographically subsumed within OU4. On September 30, 2016, Occidental entered into an agreement with the EPA to perform the remedial design for OU2.

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. EPA’s March 30, 2017 Letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, the EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by EPA for cash out settlements. Most of the PRPs identified by EPA, including the Company, participated in the allocation process. Occidental did not participate in the allocation proceedings, but filed a complaint on June 30, 2018, listing over 120 defendants, including us, in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On December 20, 2022, the parties filed an uncontested motion to stay the Occidental Lawsuit proceedings for six months while the court considers a proposed consent decree, discussed below, which, if approved, would bar the claims asserted against us for past and/or future response costs relating to the LPRSA, including the OU2 remedy.

The allocator issued a final Allocation Recommendation Report in December 2020, which was based upon an allocation methodology approved by EPA that contains associated allocation shares for each of the parties invited to participate in the allocation, including Occidental - who the allocator concluded was responsible for more than 99% of the costs to implement the OU2 remedy. As a result of the allocation process, the EPA and 85 parties (the “Settling Parties”), including us, began settlement negotiations and reached an agreement on a cash-out settlement to resolve their alleged liability for the remediation of the entire LPRSA. The EPA concluded that the Settling Parties, individually and collectively, were responsible for only a minor share of the response costs incurred and to be incurred at or in connection with implementing the OU2 and OU4 remedies for the entire 17-mile Lower Passaic River.

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay EPA the collective sum of $150,000,000 in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed an agreed upon share of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution is in line with our legal reserves previously established and transferred to an escrow account based on likelihoods reasonably known to us at this time. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA. This action (the “CD Action”) is subject to public comment and court approval. On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action contending that it intends to challenge the proposed CD and seek to preserve its contribution claims against the Settling Parties in the pending Occidental Lawsuit.

If the CD Action is approved in its current form, our alleged liability to the EPA as well as any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. In the event the District Court does not approve the proposed CD, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the proposed CD is not approved by the District Court in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and the outcome of which are not yet known. The Company has established an estimated legal reserve and transferred funds to an escrow account based on likelihoods reasonably known to us at this time, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have accrued.

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

NOTE 4. — DEBT

The amounts outstanding under our credit agreement and our senior unsecured notes are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2022	2021
Revolving Facility	October 2025	5.60%	$70,000	$60,000
Series B Notes (a)	June 2023	5.35%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	—
Total debt			695,000	585,000
Unamortized debt issuance costs, net (b)			(3,545)	(3,880)
Total debt, net			$691,455	$581,120

(a)
Pursuant to the Sixth Amended and Restated Prudential Agreement, we issued $80,000 of 3.65% Series Q Notes due January 20, 2033 to Prudential in January 2023 and used a portion of the proceeds to repay in full the $75,000 of 5.35% Series B Notes due June 2, 2023.
(b)
Unamortized debt issuance costs, related to the Revolving Facility, at December 31, 2022 and 2021, of $2,036 and $2,730, respectively, are included in prepaid expenses and other assets on our consolidated balance sheets.

Credit Agreement

In October 2021, the Company entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $300,000,000 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300,000,000, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

In December 2022, the Company entered into the First Amendment to the Second Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Borrowings under the Revolving Facility bear interest at a rate equal to the sum of a SOFR rate plus a margin of 1.30% to 1.90% or the sum of a base rate plus a margin of 0.30% to 0.90% based on the Company’s consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25% based on the Company’s daily unused portion of the available Revolving Facility.

Senior Unsecured Notes

In February 2022, the Company entered into a sixth amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Sixth Amended and Restated Prudential Agreement") pursuant to which, in January 2023, the Company issued $80,000,000 of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential and used the proceeds to repay the $75,000,000 of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under its fifth amended and restated note purchase and guarantee agreement with Prudential (the "Fifth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50,000,000 of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (ii) $50,000,000 of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50,000,000 of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) and (iv) $100,000,000 of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

In February 2022, the Company entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which it issued $55,000,000 of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under the Company's first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50,000,000 of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50,000,000 of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, the Company entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which it issued $20,000,000 of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20,000,000 of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding under the Company's first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25,000,000 of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25,000,000 of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In February 2022, the Company entered into a note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “New York Life Agreement”) pursuant to which it issued $25,000,000 of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and, in January 2023, $25,000,000 of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”) to New York Life.

On June 21, 2018, the Company entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which it issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes and Series N Notes are collectively referred to the "senior unsecured notes".

Covenants

The Second Restated Credit Agreement and senior unsecured notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement and our senior unsecured notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Second Restated Credit Agreement and our senior unsecured notes, and could result in the acceleration of our indebtedness under the Second Restated Credit Agreement and our senior unsecured notes. We may be prohibited from drawing funds under the Revolving Facility if there is any event or condition that constitutes an event of default under the Second Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Second Restated Credit Agreement.

As of December 31, 2022, we are in compliance with all of the material terms of the Second Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2022, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2022	$—	$—	$—
2023 (a)	—	75,000	75,000
2024	—	—	—
2025 (b)	70,000	50,000	120,000
2026	—	—	—
Thereafter	—	500,000	500,000
Total	$70,000	$625,000	$695,000

(a)
Pursuant to the Sixth Amended and Restated Prudential Agreement, the Company issued $80,000,000 of 3.65% Series Q Notes due January 20, 2033 to Prudential in January 2023 and used a portion of the proceeds to repay in full the $75,000,000 of 5.35% Series B Notes due June 2, 2023.

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

We enter into leases and various other agreements which contractually allocate responsibility between the parties for known and unknown environmental liabilities at or relating to the subject properties. Under applicable law, we are contingently liable for these environmental obligations in the event that our tenant does not satisfy them, and we are required to accrue for environmental liabilities that we believe are allocable to others under our leases if we determine that it is probable that our tenant will not meet its environmental obligations. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We assess whether to accrue for environmental liabilities based upon relevant factors including our tenants’ histories of paying for such obligations, our assessment of their financial capability, and their intent to pay for such obligations. However, there can be no assurance that our assessments are correct or that our tenants who have paid their obligations in the past will continue to do so. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenant fails to pay them.

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

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). Substantially all of these Lookback Periods have now expired, therefore responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer, as the case may be.

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

During the twelve months ended December 31, 2022, the Lookback Periods for most of the properties we previously leased to Marketing expired. Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $23,543,000 of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $22,193,000 being recorded to environmental expense for the twelve months ended December 31, 2022.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11,133,000 of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2022.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2022, we had accrued a total of $23,155,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $10,797,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12,358,000 for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2021, we had accrued a total of $47,597,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $11,382,000, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $36,215,000 for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $1,259,000, $1,705,000 and $1,841,000 of net accretion expense was recorded for the years ended December 31, 2022, 2021 and 2020, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2022, 2021 and 2020, we recorded credits to environmental expenses aggregating $23,837,000, $1,768,000 and $3,136,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the years ended December 31, 2022, 2021 and 2020, changes in environmental estimates aggregating, $1,983,000, $147,000 and $154,000, respectively, were related to properties that were previously disposed of by us.

During the years ended December 31, 2022 and 2021, we increased the carrying values of certain of our properties by $3,269,000 and $3,004,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2022, 2021 and 2020, were $3,672,000, $4,004,000 and $4,020,000, respectively. Capitalized asset retirement costs were $33,213,000 (consisting of $24,742,000 of known environmental liabilities and $8,471,000 of reserves for future environmental liabilities) as of December 31, 2022, and $39,670,000 (consisting of $24,075,000 of known environmental liabilities and $15,595,000 of reserves for future environmental liabilities) as of December 31, 2021. We recorded impairment charges aggregating $2,480,000 and $3,074,000 for the years ended December 31, 2022 and 2021, respectively, for capitalized asset retirement costs.

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

NOTE 6. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2022, 2021 and 2020, of $557,000, $355,000 and $350,000, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2022, 2021 and 2020, were:

	2022	2021	2020
Ordinary income	77.00%	73.00%	88.70%
Capital gain distributions	3.00%	5.50%	3.40%
Non-taxable distributions	20.00%	21.50%	7.90%
	100.00%	100.00%	100.00%

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2019, 2020 and 2021, and tax returns which will be filed for the year ended 2022, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2022 or 2021. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2022, 2021 and 2020, is as follows (in thousands):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
BALANCE, DECEMBER 31, 2019	41,368	$414	$656,127	$(67,102)	$589,439
Cumulative-effect adjustment for the adoption of new accounting pronouncement				(886)	(886)
Net earnings				69,388	69,388
Dividends declared — $1.50 per share				(64,843)	(64,843)
Shares issued pursuant to ATM Program, net	2,208	22	63,165	—	63,187
Shares issued pursuant to dividend reinvestment	14	—	443	—	443
Stock-based compensation and settlements	16	—	2,873	—	2,873
BALANCE, DECEMBER 31, 2020	43,606	$436	$722,608	$(63,443)	$659,601
Net earnings				62,860	62,860
Dividends declared — $1.58 per share				(72,985)	(72,985)
Shares issued pursuant to ATM Program, net	3,043	30	92,255	—	92,285
Shares issued pursuant to dividend reinvestment	3	—	80	—	80
Stock-based compensation and settlements	64	1	3,266	—	3,267
BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				90,043	90,043
Dividends declared — $1.66 per share				(79,432)	(79,432)
Shares issued pursuant to ATM Program, net	—	—	(207)	—	(207)
Shares issued pursuant to dividend reinvestment	2	—	59	—	59
Stock-based compensation and settlements	17	—	4,279	—	4,279
BALANCE, DECEMBER 31, 2022	46,735	$467	$822,340	$(62,957)	$759,850

On March 1, 2022, March 1, 2021, and July 19, 2021, our Board of Directors granted 238,850, 192,550, and 3,500 restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

ATM Program

In March 2018, the Company established an at-the-market equity offering program (the “2018 ATM Program”), pursuant to which it was able to issue and sell shares of its common stock with an aggregate sales price of up to $125,000,000 through a consortium of banks acting as agents. The 2018 ATM Program was terminated in January 2021.

In February 2021, the Company established an at-the-market equity offering program (the “ATM Program”), pursuant to which it is able to issue and sell shares of its common stock with an aggregate sales price of up to $250,000,000 through a consortium of banks acting as sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

The use of a forward sale agreement allows the Company to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, the Company considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

The Company also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock.

The Company considers the potential dilution resulting from the forward sale agreements on the earnings per share calculations and uses the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the year ended December 31, 2022, no shares of common stock were issued under the ATM Program.

During the year ended December 31, 2021, the Company issued a total of 3,043,000 shares of common stock and received net proceeds of $92,300,000 under the ATM Program and the 2018 ATM Program.

Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the year ended December 31, 2022, the Company entered into forward sale agreements to sell an aggregate of 3,721,000 shares of common stock at an average gross offering price of $31.61 per share. No shares were settled during the year ended December 31, 2022.

The Company expects to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although it may elect cash settlement or net share settlement for all or a portion of its obligations under the forward sale agreements, subject to certain conditions.

During the year ended December 31, 2021, the Company did not enter into any forward sale agreements under the ATM Program.

Dividends

For the year ended December 31, 2022, we paid regular quarterly dividends of $78,323,000 or $1.64 per share. For the year ended December 31, 2021, we paid regular quarterly dividends of $70,770,000 or $1.56 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2022 and 2021, we issued 2,053 and 2,681 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $59,000 and $80,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $4,775,000, $3,997,000 and $3,130,000 for the years ended December 31, 2022, 2021 and 2020, respectively, and is included in general and administrative expense in our consolidated statements of operations.

NOTE 8. — EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In April 2021, the Third Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Third Restated Plan”) was approved at our annual meeting of stockholders, in order to, among other things: (i) increase grant awards to a total of 4,000,000 shares; (ii) remove the limit on the maximum number of shares that may be subject to awards made in a calendar year to all participants; (iii) include a minimum restriction period of one year for all awards (subject to certain exceptions); (iv) extend the term until February 22, 2031. RSUs awarded under the Incentive Compensation Plan vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant.

We awarded to employees and directors 238,850, 196,050 and 191,050 RSUs and dividend equivalents in 2022, 2021 and 2020, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with the Company or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after the grant date (or the tenth anniversary of the first vesting date for RSUs granted in 2016-2018) or termination of employment with the Company. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2022, 2021 and 2020, dividend equivalents aggregating approximately $1,855,000, $1,485,000 and $1,279,000, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount	Average Per RSU
RSUs OUTSTANDING AT DECEMBER 31, 2019	702,025
Granted	191,050	$5,534,000	$28.97
Settled	(24,250)	701,500	28.93
Cancelled	(31,350)	904,552	28.85
RSUs OUTSTANDING AT DECEMBER 31, 2020	837,475
Granted	196,050	$5,594,000	$28.53
Settled	(112,125)	3,293,000	29.37
Cancelled	—	—	—
RSUs OUTSTANDING AT DECEMBER 31, 2021	921,400
Granted	238,850	$6,539,700	$27.38
Settled	(35,830)	996,500	27.81
Cancelled	(7,170)	202,700	28.27
RSUs OUTSTANDING AT DECEMBER 31, 2022	1,117,250

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2022, 2021 and 2020, was $4,745,000, $3,976,000 and $3,109,000, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2022, there was $12,278,000 of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately four years. The aggregate intrinsic value of the 1,117,250 outstanding RSUs and the 554,556 vested RSUs as of December 31, 2022, was $37,819,000 and $18,772,000, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value
RSUs VESTED AT DECEMBER 31, 2019	349,135
Vested	95,750	$2,637,000
Settled	(24,250)	701,500
RSUs VESTED AT DECEMBER 31, 2020	420,635
Vested	147,680	$4,739,000
Settled	(112,125)	3,293,000
RSUs VESTED AT DECEMBER 31, 2021	456,190
Vested	134,196	$4,543,000
Settled	(35,830)	996,500
RSUs VESTED AT DECEMBER 31, 2022	554,556

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $382,000, $379,000 and $353,000 for the years ended December 31, 2022, 2021 and 2020, respectively. These amounts are included in general and administrative expense in our consolidated statements of operations. For the year ended December 31, 2021 we distributed $95,000 from the Supplemental Plan to former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2022.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
	2022	2021	2020
Net earnings	$90,043	$62,860	$69,388
Less dividend equivalents attributable to RSUs outstanding	(2,103)	(1,437)	(1,355)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$87,940	$61,423	$68,033
Weighted average common shares outstanding:
Basic	46,730	44,782	42,040
Incremental shares from stock-based compensation	106	37	30
Incremental shares from ATM Program forward agreements	2	—	—
Diluted	46,838	44,819	42,070
Basic earnings per common share	$1.88	$1.37	$1.62
Diluted earnings per common share	1.88	1.37	1.62

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2022 and 2021, the carrying value of the borrowings under the Second Restated Credit Agreement approximated fair value. As of December 31, 2022 and 2021, the fair value of the borrowings under senior unsecured notes was $541,000,000 and $561,600,000, respectively. The fair value of the borrowings outstanding as of December 31, 2022 and 2021, was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of December 31, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,208	$—	$—	$1,208
Liabilities:
Deferred compensation	$—	$1,208	$—	$1,208

The following summarizes as of December 31, 2021, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,168	$—	$—	$1,168
Liabilities:
Deferred compensation	$—	$1,168	$—	$1,168

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2022 and 2021, of $1,833,000 and $1,102,000, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates. For information regarding the valuation techniques and unobservable inputs used when assessing impairments of real estate assets, see Note 1 - Summary of Significant Accounting Policies.

NOTE 11. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of December 31, 2022 and 2021, there were three and 13 properties, respectively, that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following at December 31, 2022 and 2021 (in thousands):

	Year ended December 31,
	2022	2021
Land	$2,707	$2,949
Buildings and improvements	2,103	2,247
	4,810	5,196
Accumulated depreciation and amortization	(1,053)	(1,575)
Real estate held for sale, net	$3,757	$3,621

During the year ended December 31, 2022, we sold a total of 24 properties in multiple transactions which resulted in an aggregate gain of $16,285,000 included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from a property condemnation resulting in a gain of $138,000 included in gain on dispositions of real estate on our consolidated statements of operations.

During the year ended December 31, 2021, we sold a total of 16 properties in multiple transactions which resulted in an aggregate gain of $16,408,000 included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $478,000, and realized a loss of $168,000 related to lease expirations, included in gain on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2022

During the twelve months ended December 31, 2022, the Company acquired fee simple interests in 40 properties for an aggregate purchase price of $137,275,000 and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases	Below Market Leases
Car wash properties	16	$67,528	$12,727	$49,871	$5,545	$403	$(1,018)
Convenience stores	9	43,874	20,573	18,888	4,413	—	—
Auto service centers	14	22,912	2,621	17,516	2,823	—	(48)
Drive thrus	1	2,961	702	2,182	77	—	—
	40	$137,275	$36,623	$88,457	$12,858	$403	$(1,066)

2021

During the twelve months ended December 31, 2021, the Company acquired fee simple interests in 97 properties for an aggregate purchase price of $194,292,000 and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases	Below Market Leases
Convenience stores	25	$82,955	$50,371	$26,836	$6,843	$—	$(1,095)
Car wash properties	17	63,887	14,401	44,069	5,417	—	—
Auto service centers	54	45,586	7,569	32,668	4,179	2,830	(1,660)
Drive thrus	1	1,864	192	1,568	104	—	—
	97	$194,292	$72,533	$105,141	$16,543	$2,830	$(2,755)

NOTE 13. — ACQUIRED INTANGIBLE ASSETS

Acquired above-market (when we are a lessor) and below-market leases (when we are a lessee) are included in prepaid expenses and other assets and had a balance of $5,950,000 and $6,164,000 (net of accumulated amortization of $7,189,000 and $6,572,000, respectively) at December 31, 2022 and 2021, respectively. Acquired above-market (when we are lessee) and below-market (when we are lessor) leases are included in accounts payable and accrued liabilities and had a balance of $19,092,000 and $19,827,000 (net of accumulated amortization of $25,156,000 and $23,356,000, respectively) at December 31, 2022 and 2021, respectively. When we are a lessor, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental revenue over the remaining term of the associated lease in place at the time of purchase. When we are a lessee, above-market and below-market leases are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to rental expense over the remaining term of the associated lease in place at the time of purchase. Rental income included amortization from acquired leases of $1,184,000, $1,221,000 and $1,438,000 for the years ended December 31, 2022, 2021 and 2020, respectively. Rent expense included amortization from acquired leases of $0, $31,000 and $97,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

In-place leases are included in prepaid expenses and other assets and had a balance of $68,064,000 and $60,928,000 (net of accumulated amortization of $27,155,000 and $21,435,000, respectively) at December 31, 2022 and 2021, respectively. The value associated with in-place leases and lease origination costs are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $5,721,000, $4,647,000 and $3,745,000 for the years ended December 31, 2022, 2021 and 2020, respectively.

The amortization for acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows:

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2023	$624,000	$1,692,000	$4,904,000
2024	610,000	1,692,000	4,836,000
2025	551,000	1,669,000	4,784,000
2026	551,000	1,581,000	4,713,000
2027	551,000	1,533,000	4,614,000
Thereafter	3,063,000	10,925,000	44,213,000
	$5,950,000	$19,092,000	$68,064,000

NOTE 14. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2022, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from December 31, 2022, through the date the financial statements were issued.

On January 20, 2023, the Company issued $125,000,000 of senior unsecured notes priced at a fixed rate of 3.65% and maturing January 20, 2033 pursuant to note purchase and guarantee agreements entered into in February 2022 and previously announced. Proceeds from the senior unsecured notes were used to prepay the Company's $75,000,000 5.35% Series B senior unsecured notes due June 2, 2023, including related transaction expenses, and to fund investment activity.

The foregoing descriptions of the note purchase and guarantee agreements do not purport to be complete and are subject to, and qualified in their entirety by reference to, the full text of such documents, copies of which were filed as Exhibits to the Company’s Quarterly Report on Form 10-Q for the quarter ending on March 31, 2022.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 12 to the consolidated financial statements, during the year ended December 31, 2022, the Company acquired fee simple interests in 40 properties which were accounted for as asset acquisitions for an aggregate purchase price of $137,275,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, discount rates, and the EBITDA-to-rent coverage ratios.

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

Environmental Remediation Obligations

As described in Notes 1 and 5 to the consolidated financial statements, as of December 31, 2022 management has accrued a total of $23,155,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property. Management measures their environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and discounted to present value.

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

February 23, 2023

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2022, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

The effectiveness of our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

There were no such relationships or transactions to report for the year ended December 31, 2022.

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

Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2022
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2022

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 96 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2022

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2022	2021	2020
Investment in real estate:
Balance at beginning of year	$1,410,051	$1,246,588	$1,113,651
Acquisitions and capital expenditures	128,349	182,110	141,240
Impairments	(3,852)	(5,409)	(5,324)
Sales and condemnations	(12,992)	(12,595)	(2,603)
Lease expirations/settlements	(6,806)	(643)	(376)
Balance at end of year	$1,514,750	$1,410,051	$1,246,588

Accumulated depreciation and amortization:
Balance at beginning of year	$210,615	$187,061	$165,892
Depreciation and amortization	33,700	30,126	25,869
Impairments	(307)	(1,382)	(1,066)
Sales and condemnations	(4,161)	(4,256)	(929)
Lease expirations/settlements	(5,982)	(934)	(2,705)
Balance at end of year	$233,865	$210,615	$187,061

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Phenix City, AL	$1,670	$0	$942	$728	$1,670	$155	2019
Troy, AL	2,595	-	677	1,918	2,595	128	2021
Fayetteville, AR	2,266	-	1,637	629	2,266	148	2018
Fayetteville, AR	2,867	-	1,971	896	2,867	210	2018
Hope, AR	1,472	-	999	473	1,472	112	2018
Jacksonville, AR	1,526	-	730	796	1,526	53	2021
Jonesboro, AR	2,737	-	1,216	1,521	2,737	640	2014
Jonesboro, AR	2,985	-	330	2,655	2,985	1,701	2007
Lake Charles, AR	1,069	-	620	449	1,069	112	2018
Lake Charles, AR	1,468	-	1,002	466	1,468	109	2018
Little Rock, AR	978	-	535	443	978	118	2018
Little Rock, AR	2,763	-	497	2,266	2,763	409	2019
Marion, AR	1,991	-	1,407	584	1,991	42	2021
Pine Bluff, AR	2,985	-	2,166	819	2,985	188	2018
Rogers, AR	927	-	533	394	927	105	2018
Sulphur, AR	777	-	375	402	777	112	2018
Texarkana, AR	1,592	-	1,058	534	1,592	132	2018
Buckeye, AZ	3,928	-	2,334	1,594	3,928	463	2017
Chandler, AZ	1,838	-	1,261	577	1,838	200	2017
Gilbert, AZ	1,448	-	983	465	1,448	159	2017
Gilbert, AZ	1,602	-	796	806	1,602	271	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	473	2017
Gilbert, AZ	3,204	-	1,839	1,365	3,204	425	2017
Glendale, AZ	1,722	-	1,178	544	1,722	179	2017
Mesa, AZ	1,503	-	839	664	1,503	218	2017
Mesa, AZ	2,185	-	1,612	573	2,185	191	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	350	2017
Peoria, AZ	1,331	-	992	339	1,331	122	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	158	2018
Phoenix, AZ	2,177	-	1,532	645	2,177	212	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	495	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	512	2017
San Tan Valley, AZ	4,022	-	2,549	1,473	4,022	475	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	410	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	726	2017
Tucson, AZ	1,261	-	664	597	1,261	194	2017
Tucson, AZ	1,301	-	557	744	1,301	240	2017
Tucson, AZ	1,303	-	590	713	1,303	234	2017
Tucson, AZ	2,085	-	1,487	598	2,085	209	2017
Tucson, AZ	3,652	-	2,924	728	3,652	237	2017
Alhambra, CA	6,591	-	6,078	513	6,591	111	2019
Bellflower, CA	1,369	-	910	459	1,369	329	2007
Benicia, CA	2,224	-	1,058	1,166	2,224	851	2007
Cotati, CA	6,072	-	4,008	2,064	6,072	862	2015
Fillmore, CA	1,354	-	950	404	1,354	289	2007
Grass Valley, CA	1,485	-	853	632	1,485	272	2015
Harbor City, CA	4,442	-	3,597	845	4,442	204	2019
Hercules, CA	6,900	-	6,018	882	6,900	61	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Hesperia, CA	$1,643	$0	$849	$794	$1,643	$547	2007
Hesperia, CA	2,055	-	492	1,563	2,055	793	2015
Indio, CA	1,250	-	302	948	1,250	425	2015
Indio, CA	2,727	-	1,486	1,241	2,727	584	2015
La Palma, CA	1,971	-	1,389	582	1,971	413	2007
La Puente, CA	7,615	-	6,405	1,210	7,615	597	2015
Lakeside, CA	3,715	-	2,695	1,020	3,715	478	2015
Lakewood, CA	2,612	-	1,804	808	2,612	170	2019
Los Angeles, CA	6,612	-	5,006	1,606	6,612	785	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	632	2015
Ontario, CA	6,613	-	4,523	2,090	6,613	1,021	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	667	2015
Pomona, CA	1,497	-	674	823	1,497	170	2019
Pomona, CA	2,347	-	1,916	431	2,347	100	2019
Riverside, CA	2,130	-	1,619	511	2,130	298	2015
Sacramento, CA	3,193	-	2,207	986	3,193	491	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	725	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	806	2015
San Dimas, CA	1,941	-	749	1,192	1,941	792	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	628	2015
San Leandro, CA	5,978	-	5,078	900	5,978	465	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	614	2015
Stockton, CA	1,187	-	627	560	1,187	279	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	692	2015
Torrance, CA	5,386	-	4,017	1,369	5,386	256	2019
Aurora, CO	2,874	-	2,284	590	2,874	196	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	453	2015
Broomfield, CO	1,785	-	1,388	397	1,785	146	2017
Broomfield, CO	2,380	-	1,496	884	2,380	266	2017
Castle Rock, CO	5,269	(128)	3,141	2,000	5,141	944	2015
Colorado Springs, CO	1,382	-	756	626	1,382	198	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	145	2017
Denver, CO	2,157	-	1,579	578	2,157	201	2017
Englewood, CO	2,495	-	2,207	288	2,495	116	2017
Golden, CO	4,641	-	3,247	1,394	4,641	639	2015
Golden, CO	6,151	-	4,201	1,950	6,151	941	2015
Greenwood Village, CO	4,077	-	2,889	1,188	4,077	521	2015
Highlands Ranch, CO	4,356	-	2,921	1,435	4,356	673	2015
Lakewood, CO	2,349	-	1,541	808	2,349	360	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	873	2015
Lone Tree, CO	6,612	-	5,125	1,487	6,612	727	2015
Longmont, CO	3,619	-	2,315	1,304	3,619	638	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	661	2015
Monument, CO	3,828	-	2,798	1,030	3,828	374	2017
Morrison, CO	5,081	-	3,018	2,063	5,081	999	2015
Superior, CO	3,748	-	2,477	1,271	3,748	594	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	1,069	2015
Westminster, CO	1,457	-	752	705	1,457	322	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Avon, CT	$731	$50	$403	$378	$781	$329	2002
Bridgeport, CT	313	298	204	407	611	352	1985
Bridgeport, CT	350	330	228	452	680	397	1985
Bridgeport, CT	377	391	246	522	768	467	1985
Bristol, CT	1,594	-	1,036	558	1,594	405	2004
Brookfield, CT	58	482	20	520	540	478	1985
Darien, CT	667	265	434	498	932	497	1985
Durham, CT	994	-	-	994	994	994	2004
Ellington, CT	1,295	-	842	453	1,295	329	2004
Hamden, CT	645	-	527	118	645	23	2018
Hartford, CT	665	-	432	233	665	169	2004
Meriden, CT	1,532	-	989	543	1,532	397	2004
Middletown, CT	133	427	131	429	560	375	1987
Milford, CT	3,388	-	2,218	1,170	3,388	51	2022
New Haven, CT	217	297	141	373	514	318	1985
New Haven, CT	539	209	351	397	748	377	1985
New Haven, CT	1,413	(197)	569	647	1,216	443	1985
Newington, CT	954	-	620	334	954	243	2004
North Haven, CT	90	617	365	342	707	222	1982
Norwalk, CT	511	39	332	218	550	217	1985
Norwalk, CT	-	693	402	291	693	202	1988
Old Greenwich, CT	-	1,219	620	599	1,219	444	1969
Plymouth, CT	931	-	605	326	931	237	2004
Shelton, CT	3,679	-	1,645	2,034	3,679	122	2021
South Windham, CT	644	1,398	598	1,444	2,042	895	2004
South Windsor, CT	545	-	337	208	545	159	2004
Stamford, CT	507	16	330	193	523	192	1985
Stamford, CT	603	103	393	313	706	291	1985
Stamford, CT	507	449	330	626	956	553	1985
Suffield, CT	237	603	201	639	840	553	2004
Wallingford, CT	551	-	335	216	551	166	2004
Waterbury, CT	515	-	335	180	515	131	2004
Waterbury, CT	804	-	516	288	804	212	2004
Watertown, CT	925	-	567	358	925	274	2004
West Haven, CT	1,215	-	790	425	1,215	309	2004
Westport, CT	604	12	393	223	616	222	1985
Willimantic, CT	717	-	466	251	717	182	2004
Wilton, CT	519	207	338	388	726	378	1985
Windsor Locks, CT	1,031	-	670	361	1,031	262	2004
Windsor Locks, CT	1,434	1,400	1,055	1,779	2,834	1,544	2004
Washington, DC	848	-	418	430	848	207	2013
Washington, DC	941	-	664	277	941	154	2013
Callahan, FL	2,894	-	2,056	838	2,894	283	2017
Largo, FL	2,064	-	1,143	921	2,064	167	2019
Orlando, FL	868	33	401	500	901	467	2000
Yulee, FL	1,963	-	570	1,393	1,963	410	2017
Augusta, GA	1,843	-	1,077	766	1,843	156	2019
Augusta, GA	3,150	-	286	2,864	3,150	776	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Columbus, GA	$1,617	$0	$984	$633	$1,617	$138	2019
Hinesville, GA	995	-	245	750	995	105	2019
Perry, GA	1,724	-	1,312	412	1,724	146	2017
Haleiwa, HI	1,522	-	1,058	464	1,522	367	2007
Honolulu, HI	1,071	30	981	120	1,101	99	2007
Honolulu, HI	1,539	-	1,219	320	1,539	225	2007
Honolulu, HI	1,769	-	1,192	577	1,769	391	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	700	2007
Kaneohe, HI	1,364	-	822	542	1,364	394	2007
Kaneohe, HI	1,977	236	1,473	740	2,213	500	2007
Waianae, HI	1,520	-	648	872	1,520	592	2007
Waianae, HI	1,997	-	871	1,126	1,997	766	2007
Waipahu, HI	2,458	-	945	1,513	2,458	1,009	2007
Bolingbrook, IL	3,814	-	955	2,859	3,814	193	2021
Peoria, IL	1,635	-	724	911	1,635	4	2022
Prospect Heights, IL	1,547	(842)	352	353	705	13	2018
Roselle, IL	2,851	-	1,741	1,110	2,851	224	2019
Merrillville, IN	1,911	-	218	1,693	1,911	78	2021
Schererville, IN	1,519	-	269	1,250	1,519	61	2021
Kansas City, KS	4,666	-	331	4,335	4,666	542	2020
Leavenworth, KS	1,110	-	206	904	1,110	49	2021
Lenexa, KS	1,144	-	470	674	1,144	39	2021
Merriam, KS	4,659	-	743	3,916	4,659	475	2020
Olathe, KS	4,658	-	498	4,160	4,658	511	2020
Overland Park, KS	945	-	353	592	945	32	2021
Overland Park, KS	4,620	-	1,511	3,109	4,620	333	2020
Topeka, KS	1,200	-	195	1,005	1,200	52	2021
Bowling Green, KY	3,153	-	499	2,654	3,153	495	2020
Lexington, KY	3,195	-	676	2,519	3,195	196	2021
Lexington, KY	3,195	-	803	2,392	3,195	186	2021
Louisville, KY	3,356	-	818	2,538	3,356	467	2019
Louisville, KY	4,450	-	1,354	3,096	4,450	378	2021
Owensboro, KY	3,810	-	1,011	2,799	3,810	734	2019
Bossier City, LA	2,181	-	1,333	848	2,181	284	2017
Arlington, MA	518	28	338	208	546	207	1985
Auburn, MA	369	164	240	293	533	261	1991
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	725	-	725	-	725	-	2011
Barre, MA	536	12	348	200	548	160	1991
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	330	1985
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Falmouth, MA	415	2,372	458	2,329	2,787	610	1988
Foxborough, MA	427	98	325	200	525	184	1990
Gardner, MA	550	-	550	-	550	-	2011
Gardner, MA	787	-	638	149	787	80	2014

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Gardner, MA	$1,009	$412	$657	$764	$1,421	$618	1985
Hyde Park, MA	499	188	322	365	687	326	1985
Leominster, MA	571	-	199	372	571	212	2012
Littleton, MA	1,357	-	759	598	1,357	179	2017
Lowell, MA	-	636	429	207	636	136	1996
Lowell, MA	3,961	-	2,042	1,919	3,961	323	2019
Lynn, MA	850	-	850	-	850	-	2011
Marlborough, MA	550	-	550	-	550	-	2011
Maynard, MA	735	99	479	355	834	336	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	490	16	319	187	506	187	1985
Methuen, MA	650	-	650	-	650	-	2011
Newton, MA	691	89	450	330	780	330	1985
Peabody, MA	550	-	550	-	550	-	2011
Peabody, MA	650	-	650	-	650	-	2011
Randolph, MA	574	245	430	389	819	358	1985
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	246	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	116	1985
Sutton, MA	714	57	464	307	771	254	1993
Tewksbury, MA	125	596	75	646	721	489	1986
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Wakefield, MA	900	-	900	-	900	-	2011
Watertown, MA	358	129	321	166	487	164	1985
Webster, MA	1,012	1,164	659	1,517	2,176	1,092	1985
West Roxbury, MA	490	159	319	330	649	110	1985
Wilmington, MA	600	-	600	-	600	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Woburn, MA	508	314	508	314	822	312	1985
Worcester, MA	500	-	500	-	500	-	2011
Worcester, MA	550	-	550	-	550	-	2011
Worcester, MA	547	11	356	202	558	161	1991
Worcester, MA	196	790	-	986	986	265	2017
Worcester, MA	979	7	636	350	986	277	1991
Worcester, MA	498	530	322	706	1,028	483	1985
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	802	-	-	802	802	634	2007
Baltimore, MD	2,259	-	722	1,537	2,259	1,034	2007
Beltsville, MD	525	-	525	-	525	-	2009
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Beltsville, MD	1,130	-	1,130	-	1,130	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Capitol Heights,, MD	628	-	628	-	628	-	2009
Clinton, MD	651	-	651	-	651	-	2009
College Park, MD	536	-	536	-	536	-	2009
District Heights, MD	1,039	-	1,039	-	1,039	-	2009

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Ellicott City, MD	$895	$0	$0	$895	$895	$745	2007
Greater Landover, MD	753	-	753	-	753	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	491	-	491	-	491	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Oxon Hill, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	287	1985
Battle Creek, MI	3,225	-	771	2,454	3,225	176	2021
Battle Creek, MI	3,273	-	562	2,711	3,273	155	2021
Beverly Hills, MI	559	-	134	425	559	30	2021
Canton, MI	491	-	91	400	491	29	2021
Cutlerville, MI	557	-	280	277	557	27	2021
Dearborn, MI	552	-	75	477	552	35	2021
Detroit, MI	563	-	16	547	563	38	2021
East Lansing,, MI	554	-	68	486	554	34	2021
Farmington, MI	556	-	203	353	556	31	2021
Grand Blanc,, MI	562	-	46	516	562	37	2021
Grand Ledge, MI	1,174	-	100	1,074	1,174	77	2021
Grand Rapids, MI	506	-	86	420	506	33	2021
Grand Rapids, MI	818	-	201	617	818	44	2021
Grand Rapids,, MI	562	-	48	514	562	36	2021
Grand Rapids,, MI	562	-	32	530	562	37	2021
Grandville, MI	1,043	-	192	851	1,043	63	2021
Holland, MI	559	-	27	532	559	37	2021
Jackson, MI	508	-	118	390	508	29	2021
Jackson, MI	558	-	182	376	558	27	2021
Jenison, MI	615	-	37	578	615	41	2021
Lambertville, MI	617	-	345	272	617	25	2021
Lansing, MI	488	-	78	410	488	36	2021
Lansing, MI	916	-	190	726	916	56	2021
Lansing, MI	3,230	-	852	2,378	3,230	140	2021
Livonia, MI	526	-	122	404	526	32	2021
Madison Heights, MI	1,760	-	192	1,568	1,760	72	2021
Madison Heights, MI	562	-	38	524	562	36	2021
Midland, MI	518	-	10	508	518	37	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Midland, MI	$630	$0	$10	$620	$630	$44	2021
Oak Park,, MI	562	-	107	455	562	33	2021
Redford Township, MI	560	-	44	516	560	36	2021
Saginaw, MI	523	-	124	399	523	32	2021
Sterling Heights, MI	555	-	170	385	555	29	2021
Trenton, MI	561	-	48	513	561	36	2021
Warren, MI	489	-	41	448	489	32	2021
Wyoming, MI	511	-	37	474	511	34	2021
Zeeland, MI	715	-	92	623	715	48	2021
Maple Grove, MIN	4,233	-	955	3,278	4,233	508	2019
Blue Springs, MO	4,646	-	386	4,260	4,646	555	2020
Blue Springs, MO	5,065	-	354	4,711	5,065	592	2020
Independence, MO	5,109	-	600	4,509	5,109	577	2020
Kansas City, MO	3,863	-	366	3,497	3,863	446	2020
Kansas City, MO	4,982	-	609	4,373	4,982	531	2020
Parkville, MO	4,636	-	317	4,319	4,636	521	2020
Raymore, MO	3,582	-	570	3,012	3,582	398	2020
Summit, MO	1,503	-	351	1,152	1,503	57	2021
Hattiesburg, MS	1,760	-	850	910	1,760	71	2021
Hattiesburg, MS	2,143	-	1,258	885	2,143	63	2021
Indian Trail, NC	4,582	-	3,069	1,513	4,582	88	2021
Angier, NC	1,390	-	93	1,297	1,390	5	2022
Candler, NC	1,290	-	82	1,208	1,290	4	2022
Cary, NC	1,939	-	1,292	647	1,939	46	2021
Charlotte, NC	1,967	-	1,457	510	1,967	31	2021
Charlotte, NC	5,194	-	3,670	1,524	5,194	90	2021
Fayetteville, NC	986	-	509	477	986	119	2018
Franklin, NC	1,275	-	62	1,213	1,275	4	2022
Greensboro, NC	3,857	-	969	2,888	3,857	467	2020
Henderson, NC	1,356	-	774	582	1,356	44	2021
Henderson, NC	2,680	-	1,918	762	2,680	47	2021
Hickory, NC	2,884	-	702	2,182	2,884	8	2022
High Point, NC	1,155	-	368	787	1,155	113	2020
Indian Trail, NC	5,895	-	4,807	1,088	5,895	63	2021
Jacksonville, NC	1,272	-	268	1,004	1,272	4	2022
Kannapolis, NC	3,791	-	616	3,175	3,791	609	2019
Lexington, NC	1,316	-	154	1,162	1,316	4	2022
Lexington, NC	1,317	-	144	1,173	1,317	4	2022
Lexington, NC	1,776	-	301	1,475	1,776	330	2017
Lincolnton, NC	1,392	-	206	1,186	1,392	4	2022
Monroe, NC	1,886	-	1,232	654	1,886	39	2021
Morganton, NC	1,391	-	155	1,236	1,391	4	2022
Nashville, NC	4,025	-	2,378	1,647	4,025	103	2021
Oxford, NC	1,529	-	309	1,220	1,529	73	2021
Raleigh, NC	1,601	-	1,149	452	1,601	96	2019
Raleigh, NC	2,929	-	2,457	472	2,929	31	2021
Rockingham, NC	3,035	-	233	2,802	3,035	510	2019

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Rolesville, NC	$1,329	$0	$700	$629	$1,329	$45	2021
Sylva, NC	2,170	-	62	2,108	2,170	7	2022
Taylorsville, NC	1,082	-	103	979	1,082	3	2022
Wake Forest, NC	1,114	-	411	703	1,114	48	2021
Waynesville, NC	2,323	-	82	2,241	2,323	8	2022
Wesley Chapel, NC	7,158	-	5,654	1,504	7,158	84	2021
Wilson, NC	1,076	-	276	800	1,076	3	2022
Winston-Salem, NC	1,210	-	211	999	1,210	4	2022
Youngsville, NC	4,701	-	4,027	674	4,701	49	2021
Belfield, ND	1,232	-	382	850	1,232	782	2007
Allenstown, NH	1,787	-	467	1,320	1,787	930	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	950	-	950	-	950	-	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	679	2012
Hooksett, NH	1,562	-	824	738	1,562	691	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	275	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	500	-	500	-	500	-	2011
Nashua, NH	550	-	550	-	550	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	1,132	-	780	352	1,132	126	2017
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Northwood, NH	500	-	500	-	500	-	2011
Pelham, NH	-	730	317	413	730	224	1996
Portsmouth, NH	525	-	525	-	525	-	2011
Raymond, NH	550	-	550	-	550	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Rochester, NH	939	12	600	351	951	350	1985
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Salem, NH	743	20	484	279	763	278	1985
Salem, NH	450	871	350	971	1,321	277	1986
Basking Ridge, NJ	362	285	200	447	647	391	1986
Brick, NJ	1,508	167	1,000	675	1,675	526	2000
Elizabeth, NJ	406	95	227	274	501	245	1985
Flemington, NJ	547	17	346	218	564	217	1985
Fort Lee, NJ	1,246	492	811	927	1,738	757	1985
Freehold, NJ	494	1,048	95	1,447	1,542	644	1978
Hasbrouck Heights, NJ	640	713	416	937	1,353	737	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	485	2000
Lawrence Township, NJ	1,303	(457)	803	43	846	-	2012
Livingston, NJ	872	65	568	369	937	353	1985
Long Branch, NJ	514	559	335	738	1,073	543	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Midland Park, NJ	$201	$338	$150	$389	$539	$323	1989
North Bergen, NJ	630	147	410	367	777	358	1985
North Plainfield, NJ	227	542	175	594	769	569	1978
Paramus, NJ	382	745	249	878	1,127	351	1985
Parlin, NJ	418	246	203	461	664	325	1985
Paterson, NJ	620	16	403	233	636	233	1985
Ridgewood, NJ	703	467	458	712	1,170	598	1985
Somerset, NJ	683	201	445	439	884	438	1985
Vernon, NJ	671	495	437	729	1,166	561	1985
Washington Township, NJ	912	430	594	748	1,342	587	1985
Watchung, NJ	450	257	226	481	707	305	1985
West Orange, NJ	800	446	521	725	1,246	676	1985
Albuquerque, NM	1,829	-	1,382	447	1,829	148	2017
Albuquerque, NM	2,308	-	1,830	478	2,308	170	2017
Albuquerque, NM	2,322	-	1,796	526	2,322	182	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	192	2017
Las Cruces, NM	1,842	-	1,374	468	1,842	159	2017
Fernley, NV	1,665	-	221	1,444	1,665	774	2015
Henderson, NV	4,697	-	3,258	1,439	4,697	15	2022
Henderson, NV	5,411	-	2,358	3,053	5,411	30	2022
Las Vegas, NV	2,814	-	563	2,251	2,814	306	2019
Las Vegas, NV	3,094	-	830	2,264	3,094	330	2019
Las Vegas, NV	3,472	-	655	2,817	3,472	375	2019
Las Vegas, NV	3,722	-	631	3,091	3,722	195	2021
Las Vegas, NV	3,752	-	615	3,137	3,752	428	2019
Las Vegas, NV	4,181	-	1,075	3,106	4,181	13	2022
Las Vegas, NV	5,054	-	1,032	4,022	5,054	36	2022
Las Vegas, NV	5,402	-	2,269	3,133	5,402	29	2022
Las Vegas, NV	5,641	-	3,751	1,890	5,641	9	2022
Las Vegas, NV	5,757	-	2,768	2,989	5,757	13	2022
Astoria, NY	1,684	-	1,105	579	1,684	321	2013
Bayside, NY	470	254	306	418	724	338	1985
Brewster, NY	789	-	789	-	789	-	2011
Briarcliff Manor, NY	652	552	502	702	1,204	702	1976
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	1,049	-	485	564	1,049	314	2013
Bronx, NY	46	1,318	84	1,280	1,364	379	1972
Bronx, NY	1,910	-	1,349	561	1,910	327	2013
Bronx, NY	2,408	-	1,712	696	2,408	365	2013
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Brooklyn, NY	237	402	154	485	639	393	1985
Brooklyn, NY	477	319	306	490	796	441	1985
Brooklyn, NY	627	313	408	532	940	480	1985
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Corona, NY	2,543	-	1,903	640	2,543	341	2013
Cortlandt Manor, NY	1,872	-	1,872	-	1,872	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Dobbs Ferry, NY	$671	$33	$434	$270	$704	$270	1985
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011
East Hampton, NY	659	40	428	271	699	270	1985
East Meadow, NY	-	1,903	1,670	233	1,903	79	1988
Eastchester, NY	1,724	993	2,302	415	2,717	136	2011
Elmsford, NY	-	948	581	367	948	306	1971
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Floral Park, NY	617	169	356	430	786	386	1998
Flushing, NY	516	-	320	196	516	194	1998
Flushing, NY	1,936	-	1,413	523	1,936	291	2013
Flushing, NY	1,947	-	1,405	542	1,947	277	2013
Flushing, NY	2,478	-	1,801	677	2,478	346	2013
Forest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Glen Head, NY	462	46	301	207	508	206	1985
Great Neck, NY	500	24	450	74	524	74	1985
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Hyde Park, NY	990	-	990	-	990	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Lakeville, NY	1,028	-	203	825	1,028	618	2008
Latham, NY	2,498	-	1,813	685	2,498	82	2020
Levittown, NY	503	42	327	218	545	217	1985
Levittown, NY	546	87	356	277	633	272	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	710	2013
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Middletown, NY	719	-	719	-	719	-	2011
Middletown, NY	751	274	489	536	1,025	487	1985
Middletown, NY	1,281	-	1,281	-	1,281	-	2011
Millwood, NY	1,448	-	1,448	-	1,448	-	2011
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011
Mount Vernon, NY	985	-	985	-	985	-	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
New Paltz, NY	971	-	971	-	971	-	2011
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
New York, NY	126	399	78	447	525	402	1972
New York,NY	282	271	-	553	553	154	2020
Newburgh, NY	527	-	527	-	527	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011
Ossining, NY	231	294	117	408	525	308	1985
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Plattsburgh, NY	4,150	-	1,127	3,023	4,150	159	2021
Pleasant Valley, NY	399	168	240	327	567	260	1986
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011
Port Jefferson, NY	185	3,084	246	3,023	3,269	714	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Poughkeepsie, NY	$591	$0	$591	$0	$591	$0	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Rego Park, NY	2,783	-	2,104	679	2,783	363	2013
Riverhead, NY	724	-	432	292	724	290	1998
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rye, NY	872	-	872	-	872	-	2011
Sag Harbor, NY	704	35	458	281	739	280	1985
Scarsdale, NY	1,301	-	1,301	-	1,301	-	2011
Shrub Oak, NY	1,061	421	691	791	1,482	694	1985
Sleepy Hollow, NY	281	429	130	580	710	510	1969
Spring Valley, NY	749	-	749	-	749	-	2011
Staten Island, NY	301	323	196	428	624	379	1985
Staten Island, NY	350	290	228	412	640	362	1985
Tarrytown, NY	956	-	956	-	956	-	2011
Troy, NY	4,690	-	4,119	571	4,690	71	2020
Tuckahoe, NY	1,650	-	1,650	-	1,650	-	2011
Vestal, NY	2,700	-	568	2,132	2,700	66	2022
Wantagh, NY	640	-	370	270	640	261	1998
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
Watertown, NY	1,012	-	672	340	1,012	13	2022
Watertown, NY	2,867	-	303	2,564	2,867	80	2022
West Nyack, NY	936	-	936	-	936	-	2011
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
White Plains,, NY	-	569	303	266	569	233	1972
Yaphank, NY	-	798	375	423	798	340	1993
Yonkers, NY	-	832	684	148	832	91	1990
Yonkers, NY	1,020	64	665	419	1,084	418	1985
Yonkers, NY	291	1,050	216	1,125	1,341	898	1972
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Yorktown Heights, NY	1,700	-	-	1,700	1,700	727	2013
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Akron, OH	1,530	-	385	1,145	1,530	303	2017
Amelia, OH	3,195	-	637	2,558	3,195	212	2021
Cincinnati, OH	3,188	-	655	2,533	3,188	195	2021
Cincinnati, OH	3,188	-	274	2,914	3,188	203	2021
Cincinnati, OH	3,716	-	541	3,175	3,716	498	2020
Crestline, OH	1,202	-	285	917	1,202	587	2008
Fairfield, OH	3,770	-	582	3,188	3,770	397	2020
Hamilton, OH	3,188	-	371	2,817	3,188	211	2021
Lima, OH	637	-	53	584	637	42	2021
Loveland, OH	1,045	-	362	683	1,045	202	2017
Mansfield, OH	922	-	332	590	922	364	2008
Mansfield, OH	1,950	-	700	1,250	1,950	764	2009
Maumee, OH	557	-	67	490	557	36	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Monroeville, OH	$2,580	$0	$485	$2,095	$2,580	$1,272	2009
Springdale, OH	3,379	-	381	2,998	3,379	483	2020
Sylvania, OH	559	-	44	515	559	36	2021
Toledo, OH	552	-	90	462	552	36	2021
Toledo, OH	562	-	26	536	562	37	2021
Toledo, OH	603	-	204	399	603	30	2021
Toledo, OH	767	-	241	526	767	38	2021
Tylersville, OH	3,195	-	666	2,529	3,195	194	2021
Oklahoma City, OK	868	-	371	497	868	120	2018
Oklahoma City, OK	1,182	-	587	595	1,182	137	2018
Oklahoma City, OK	1,311	-	625	686	1,311	152	2018
Stillwater, OK	2,800	-	1,469	1,331	2,800	203	2019
Banks, OR	498	-	498	-	498	-	2015
Estacada, OR	646	-	84	562	646	231	2015
McMinnville, OR	2,867	-	394	2,473	2,867	653	2017
Pendleton, OR	766	-	122	644	766	293	2015
Portland, OR	4,416	-	3,368	1,048	4,416	452	2015
Salem, OR	1,071	-	399	672	1,071	369	2015
Salem, OR	1,350	-	521	829	1,350	364	2015
Salem, OR	1,408	-	524	884	1,408	401	2015
Salem, OR	4,215	-	3,182	1,033	4,215	479	2015
Salem, OR	4,614	-	3,517	1,097	4,614	476	2015
Silverton, OR	956	-	456	500	956	170	2017
Springfield, OR	1,398	-	796	602	1,398	321	2015
Stayton, OR	543	-	296	247	543	97	2017
Allison Park, PA	1,500	-	850	650	1,500	529	2010
Harrisburg, PA	399	212	199	412	611	361	1989
Lancaster, PA	642	56	300	398	698	375	1989
New Kensington, PA	1,375	-	675	700	1,375	379	2010
Philadelphia, PA	406	254	264	396	660	327	1985
Philadelphia, PA	1,252	-	814	438	1,252	245	2009
Reading, PA	750	49	-	799	799	799	1989
Barrington, RI	490	132	319	303	622	260	1985
N. Providence,, RI	542	62	353	251	604	250	1985
Blythewood, SC	3,217	-	2,405	812	3,217	274	2017
Chapin, SC	1,682	-	1,135	547	1,682	182	2017
Charleston, SC	4,996	-	1,981	3,015	4,996	172	2021
Columbia, SC	575	-	345	230	575	68	2017
Columbia, SC	792	-	463	329	792	103	2017
Columbia, SC	868	-	455	413	868	145	2017
Columbia, SC	927	-	495	432	927	111	2017
Columbia, SC	1,436	-	472	964	1,436	295	2017
Columbia, SC	1,643	-	1,302	341	1,643	80	2017
Columbia, SC	1,995	-	1,130	865	1,995	228	2018
Columbia, SC	2,109	-	1,120	989	2,109	245	2018
Columbia, SC	2,460	-	1,569	891	2,460	299	2017
Columbia, SC	2,531	-	1,612	919	2,531	225	2018
Columbia, SC	2,637	-	1,254	1,383	2,637	407	2017
Columbia, SC	3,371	-	2,016	1,355	3,371	435	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Elgin, SC	$2,082	$0	$1,166	$916	$2,082	$284	2017
Elgin, SC	2,177	-	974	1,203	2,177	353	2017
Gaston, SC	2,230	-	934	1,296	2,230	385	2017
Gilbert, SC	1,036	-	434	602	1,036	178	2017
Irmo, SC	1,114	-	667	447	1,114	133	2017
Irmo, SC	1,246	-	69	1,177	1,246	328	2017
Irmo, SC	1,339	-	867	472	1,339	144	2017
Irmo, SC	3,655	(178)	1,564	1,913	3,477	559	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	351	2017
Johns Island, SC	2,561	-	1,885	676	2,561	151	2018
Lexington, SC	633	-	309	324	633	101	2017
Lexington, SC	694	-	172	522	694	174	2017
Lexington, SC	720	-	219	501	720	149	2017
Lexington, SC	816	-	336	480	816	113	2017
Lexington, SC	973	-	582	391	973	125	2017
Lexington, SC	1,056	-	432	624	1,056	198	2017
Lexington, SC	1,624	-	999	625	1,624	189	2017
Lexington, SC	1,712	-	1,410	302	1,712	78	2017
Lexington, SC	1,729	-	1,268	461	1,729	162	2017
Lexington, SC	1,738	-	1,189	549	1,738	131	2017
Lexington, SC	2,179	-	1,476	703	2,179	211	2017
Lexington, SC	2,603	-	1,869	734	2,603	199	2018
Lexington, SC	3,231	-	2,001	1,230	3,231	319	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	481	2018
Lexington, SC	4,413	-	3,418	995	4,413	339	2017
Myrtle Beach, SC	1,168	-	505	663	1,168	39	2021
Pelion, SC	1,901	-	1,021	880	1,901	308	2017
Simpsonville, SC	1,713	-	1,355	358	1,713	26	2021
Summerville, SC	4,134	-	1,437	2,697	4,134	177	2021
West Columbia, SC	1,116	-	50	1,066	1,116	325	2017
West Columbia, SC	1,644	-	1,283	361	1,644	114	2017
West Columbia, SC	2,046	-	746	1,300	2,046	378	2017
Arlington, TX	789	-	414	375	789	97	2018
Arlington, TX	1,352	-	887	465	1,352	113	2018
Arlington, TX	1,560	-	1,008	552	1,560	128	2018
Arlington, TX	1,796	-	1,189	607	1,796	143	2018
Austin, TX	1,711	-	1,364	347	1,711	125	2017
Austin, TX	2,312	-	1,011	1,301	2,312	44	2022
Austin, TX	2,368	-	738	1,630	2,368	1,088	2007
Austin, TX	3,510	67	1,595	1,982	3,577	1,298	2007
Cedar Park, TX	4,177	-	529	3,648	4,177	114	2022
Cedar Park, TX	5,618	-	609	5,009	5,618	158	2022
Center, TX	2,073	-	1,482	591	2,073	154	2018
Childress, TX	3,335	-	1,959	1,376	3,335	169	2020
Cibolo, TX	3,228	-	1,004	2,224	3,228	257	2020
Corpus Christi, TX	1,526	-	1,056	470	1,526	143	2017
Corpus Christi, TX	2,162	-	1,729	433	2,162	149	2017
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	395	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
El Paso, TX	$1,278	$0	$825	$453	$1,278	$154	2017
El Paso, TX	1,425	-	1,098	327	1,425	114	2017
El Paso, TX	1,679	-	1,085	594	1,679	180	2017
El Paso, TX	1,816	-	1,413	403	1,816	140	2017
El Paso, TX	2,370	-	1,767	603	2,370	189	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	320	2017
Fort Worth, TX	2,115	171	866	1,420	2,286	900	2007
Garland, TX	2,208	-	1,504	704	2,208	164	2018
Garland, TX	3,296	-	245	3,051	3,296	1,079	2014
Garland, TX	4,439	-	439	4,000	4,439	1,478	2014
Grand Prairie, TX	1,413	-	914	499	1,413	129	2018
Grand Prairie, TX	2,000	-	1,415	585	2,000	142	2018
Harker Heights, TX	2,052	95	579	1,568	2,147	1,260	2007
Houston, TX	1,689	-	224	1,465	1,689	957	2007
Houston, TX	2,803	-	535	2,268	2,803	627	2016
Keller, TX	2,507	57	996	1,568	2,564	1,092	2007
Leander, TX	3,321	-	603	2,718	3,321	95	2022
Leander, TX	4,641	-	627	4,014	4,641	131	2022
Leander, TX	4,646	-	657	3,989	4,646	138	2022
Lewisville, TX	494	36	110	420	530	288	2008
Linden, TX	2,160	-	1,514	646	2,160	158	2018
Longview, TX	1,660	-	1,239	421	1,660	99	2018
Mathis, TX	3,138	-	2,687	451	3,138	155	2017
Mesquite, TX	1,687	-	1,093	594	1,687	144	2018
Panhandle, TX	5,068	-	2,637	2,431	5,068	318	2020
Paris, TX	3,832	-	2,645	1,187	3,832	121	2020
Paris, TX	5,322	-	3,979	1,343	5,322	154	2020
Pflugerville, TX	4,668	-	617	4,051	4,668	129	2022
Port Arthur, TX	2,648	-	505	2,143	2,648	611	2016
Rockdale, TX	3,237	-	474	2,763	3,237	11	2022
Round Rock, TX	4,199	-	831	3,368	4,199	81	2022
Round Rock, TX	4,642	-	1,567	3,075	4,642	112	2022
Rowlett, TX	1,284	-	840	444	1,284	102	2018
San Antonio, TX	2,810	-	510	2,300	2,810	193	2021
San Antonio, TX	3,286	-	487	2,799	3,286	75	2022
San Antonio, TX	3,427	-	446	2,981	3,427	308	2020
San Antonio, TX	3,618	-	494	3,124	3,618	311	2020
San Antonio, TX	3,630	-	1,020	2,610	3,630	312	2020
San Antonio, TX	3,631	-	1,330	2,301	3,631	167	2021
San Antonio, TX	3,718	-	732	2,986	3,718	311	2020
San Antonio, TX	3,820	-	1,459	2,361	3,820	260	2020
San Antonio, TX	3,936	-	1,112	2,824	3,936	31	2022
San Antonio, TX	4,168	-	1,657	2,511	4,168	52	2022
San Antonio, TX	4,397	-	997	3,400	4,397	385	2020
San Antonio, TX	4,411	-	642	3,769	4,411	394	2020
San Marcos, TX	1,954	-	251	1,703	1,954	1,126	2007
Schertz, TX	2,794	-	813	1,981	2,794	208	2020
Shamrock, TX	3,045	-	1,222	1,823	3,045	231	2020

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Temple, TX	$2,406	$-11	$1,205	$1,190	$2,395	$824	2007
Temple, TX	5,554	-	4,119	1,435	5,554	172	2020
Texarkana, TX	1,791	-	992	799	1,791	181	2018
Texarkana, TX	1,861	-	1,197	664	1,861	174	2018
Texarkana, TX	2,316	-	1,643	673	2,316	150	2018
Waco, TX	3,884	-	894	2,990	3,884	2,074	2007
Wake Village, TX	1,637	-	685	952	1,637	213	2018
Watauga, TX	1,771	-	1,139	632	1,771	150	2018
Alexandria,VA	649	-	649	-	649	-	2013
Alexandria,VA	656	-	409	247	656	148	2013
Alexandria,VA	712	-	712	-	712	-	2013
Alexandria,VA	735	-	735	-	735	-	2013
Alexandria,VA	1,327	-	1,327	-	1,327	-	2013
Alexandria,VA	1,388	-	1,020	368	1,388	224	2013
Alexandria,VA	1,582	-	1,150	432	1,582	239	2013
Alexandria,VA	1,757	-	1,313	444	1,757	261	2013
Annandale,VA	1,718	-	1,718	-	1,718	-	2013
Arlington,VA	1,083	-	1,083	-	1,083	-	2013
Arlington,VA	1,464	-	1,085	379	1,464	214	2013
Arlington,VA	2,014	-	1,516	498	2,014	273	2013
Arlington,VA	2,062	-	1,603	459	2,062	249	2013
Ashland,VA	840	-	840	-	840	-	2005
Chesapeake,VA	780	(186)	398	196	594	120	1990
Chesapeake,VA	1,004	110	385	729	1,114	708	1990
Emporia,VA	3,364	-	2,227	1,137	3,364	194	2019
Fairfax,VA	1,825	-	1,190	635	1,825	349	2013
Fairfax,VA	2,078	-	1,365	713	2,078	337	2013
Fairfax,VA	3,348	-	2,351	997	3,348	515	2013
Fairfax,VA	4,454	-	3,370	1,084	4,454	560	2013
Farmville,VA	1,227	-	622	605	1,227	431	2005
Fredericksburg,VA	1,279	-	469	810	1,279	577	2005
Fredericksburg,VA	1,716	-	996	720	1,716	512	2005
Fredericksburg,VA	3,623	-	2,828	795	3,623	566	2005
Glen Allen,VA	1,037	-	412	625	1,037	445	2005
Glen Allen,VA	1,077	-	322	755	1,077	537	2005
King William,VA	1,688	-	1,068	620	1,688	441	2005
Mechanicsville,VA	903	(25)	248	630	878	448	2005
Mechanicsville,VA	957	14	324	647	971	468	2005
Mechanicsville,VA	1,043	-	223	820	1,043	584	2005
Mechanicsville,VA	1,125	-	505	620	1,125	441	2005
Mechanicsville,VA	1,476	-	876	600	1,476	427	2005
Mechanicsville,VA	1,677	-	1,157	520	1,677	370	2005
Montpelier,VA	2,481	(114)	1,612	755	2,367	537	2005
Petersburg,VA	1,441	-	816	625	1,441	445	2005
Portsmouth,VA	562	34	222	374	596	373	1990
Richmond,VA	1,132	(41)	506	585	1,091	416	2005
Salem,VA	3,337	-	915	2,422	3,337	431	2020
Sandston,VA	722	-	102	620	722	441	2005

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Spotsylvania,VA	$1,290	$0	$490	$800	$1,290	$569	2005
Springfield,VA	4,257	-	2,969	1,288	4,257	658	2013
Woodstock,VA	612	-	355	257	612	41	2020
West Haven,VT	3,099	-	2,246	853	3,099	38	2022
Williston,VT	3,957	-	1,538	2,419	3,957	134	2021
Auburn,WA	3,022	-	1,965	1,057	3,022	474	2015
Bellevue,WA	1,725	-	886	839	1,725	377	2015
Chehalis,WA	1,176	-	313	863	1,176	424	2015
Colfax,WA	4,800	-	3,611	1,189	4,800	535	2015
Federal Way,WA	4,218	-	2,973	1,245	4,218	601	2015
Fife,WA	1,181	-	414	767	1,181	373	2015
Kent,WA	2,900	-	2,066	834	2,900	406	2015
Monroe,WA	2,792	-	1,556	1,236	2,792	568	2015
Port Orchard,WA	2,019	-	161	1,858	2,019	714	2015
Puyallup,WA	831	-	172	659	831	343	2015
Puyallup,WA	2,035	-	465	1,570	2,035	692	2015
Puyallup,WA	4,050	-	2,394	1,656	4,050	911	2015
Renton,WA	1,485	-	952	533	1,485	324	2015
Seattle,WA	717	-	193	524	717	225	2015
Seattle,WA	1,884	-	1,223	661	1,884	285	2015
Silverdale,WA	2,178	-	1,217	961	2,178	466	2015
Snohomish,WA	955	-	955	-	955	-	2015
South Bend,WA	760	-	121	639	760	268	2015
Tacoma,WA	518	-	518	-	518	-	2015
Tacoma,WA	671	-	671	-	671	-	2015
Tenino,WA	937	-	219	718	937	305	2015
Vancouver,WA	1,214	-	163	1,051	1,214	404	2015
Wilbur,WA	629	-	153	476	629	225	2015
various	62,697	15,300	34,729	43,268	77,997	35,508	various
	$1,456,333	$58,417	$804,717	$710,033	$1,514,750	$233,865

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
3)
The aggregate cost for federal income tax purposes was approximately $1,568,000 at December 31, 2022.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2022

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date		Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	Brooklyn, NY	8.0%	7/2025		I(b)	—	$1,050	$1,050
Borrower B	Seller financing	East Islip, NY	9.0%	11/2024		P & I	—	743	657
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	(e)	P & I	—	431	321
Borrower D	Seller financing	Smithtown, NY	9.5%	1/2027		P & I	—	280	154
Borrower E	Seller financing	Norwalk, CT	9.0%	4/2022	(e)	P & I	—	319	260
Borrower F	Seller financing	Stafford Springs, CT	9.0%	1/2021	(e)	P & I	—	232	175
Borrower G	Seller financing	Waterbury, CT	9.0%	2/2021	(e)	P & I	—	171	130
Borrower H	Seller financing	Bristol, CT	9.0%	5/2026		P & I	—	76	70
Borrower I	Seller financing	Hartford, CT	9.5%	2/2027		P & I	—	440	416
Borrower J	Seller financing	Middletown, CT	9.0%	5/2026		P & I	—	308	285
Borrower K	Seller financing	New Britain, CT	9.5%	4/2027		P & I	—	192	182
Borrower L	Seller financing	Plainville, CT	9.5%	3/2027		P & I	—	160	152
Borrower M	Seller financing	Simsbury, CT	9.0%	5/2026		P & I	—	192	177
Borrower N	Seller financing	Milford, CT	9.0%	3/2025		P & I	—	398	356
Borrower O	Seller financing	Fairfield, CT	9.0%	3/2025		P & I	—	390	349
Borrower P	Seller financing	Hartford, CT	9.0%	3/2024		P & I	—	70	61
Borrower Q	Seller financing	Wilmington, DE	9.0%	11/2027		P & I	—	84	63
Borrower R	Seller financing	Fairhaven, MA	9.0%	9/2020	(e)	P & I	—	458	340
Borrower S	Seller financing	Colonia, NJ	9.5%	7/2030		P & I	—	320	216
Borrower T	Seller financing	Glendale, NY	9.0%	7/2025		P & I	—	525	233
Borrower U	Seller financing	Bayside, NY	9.5%	12/2029		P & I	—	320	314
Borrower V	Seller financing	Elmont, NY	9.0%	10/2021	(e)	P & I	—	450	302
Borrower W	Seller financing	Malta, NY	9.0%	3/2023		P & I	—	572	477
Borrower X	Seller financing	Brewster, NY	9.0%	10/2022	(e)	P & I	—	554	446
Borrower Y	Seller financing	Rochester, NY	9.0%	1/2025		P & I	—	174	154
Borrower Z	Seller financing	Savona, NY	9.0%	2/2025		P & I	—	157	139
Borrower AA	Seller financing	Rochester, NY	9.0%	10/2025		P & I	—	230	209
Borrower AB	Seller financing	Greigsville, NY	9.0%	11/2025		P & I	—	200	182
								9,496	7,870
Note receivable
	Promissory Note	Various	6.8%	various	(c)			—	9,626
	Promissory Note	Various-SC	6.75%-6.9%	8/2022	(c)			—	8,800
	Promissory Note	Various-CT, NY	6.9%	various	(c)			—	7,472
	Promissory Note	Various-CT	9.0%	various	(c)			—	823
	Allowance for credit losses							—	(278)
Total (d)								$9,496	$34,313

(a)
P & I = Principal and interest paid monthly.
(b)
I = Interest only paid monthly with principal deferred.
(c)
Note for funding of capital improvements.
(d)
The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.
(e)
Note is in the process of being refinanced or repaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $309,000. At December 31, 2022 and 2021, we recorded an an allowance for credit losses of $278,000 and $297,000, respectively on these notes and mortgages receivable. In addition, during the years ended December 31, 2022 and 2021, we recorded a credit of $19,000 and $40,000, respectively, on these notes and mortgages receivable due to changes in expected economic conditions.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2022	2021	2020
Balance at January 1,	$14,699	$11,280	$30,855
Additions:
New mortgage loans	21,242	13,943	3,724
Deductions:
Loan repayments	(1,221)	(9,893)	(22,260)
Collection of principal	(426)	(671)	(702)
Allowance for credit losses	19	40	(337)
Balance at December 31,	$34,313	$14,699	$11,280

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2022

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	By-Laws of Getty Realty Corp.	Filed as Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on November 14, 2011 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2017 (File No. 001-13777) and incorporated herein by reference.

3.7	Articles of Amendment to Articles of Incorporation of Getty Realty Corp. filed May 17, 2018	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2018 (File No. 001-13777) and incorporated herein by reference.

3.8	Amendment to By-Laws of Getty Realty Corp.	Filed as Exhibit 3.7 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 (File No. 001-13777) and incorporated herein by reference.
3.9	Second Amendment to By-Laws of Getty Realty Corp.	Filed as Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.
3.10	Articles Supplementary to Articles of Incorporation of Holdings, filed February 24, 2022.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.
3.11	Articles of Amendment of Holdings, filed April 28, 2022.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.

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

10.37**	Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto and American General Life Insurance Company.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on September 30, 2019 (File No. 001-13777) and incorporated herein by reference.

10.38**

Note Purchase and Guarantee Agreement, dated as of September 12, 2019, among Getty Realty Corp., certain of its subsidiaries party thereto, Massachusetts Mutual Life Insurance Company and certain of its affiliates.

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

10.40***	Fifth Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.41***	First Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, between Getty Realty Corp. and AIG.	Filed as Exhibit 10.41 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.42***	First Amended and Restated Note Purchase and Guarantee Agreement, dated as of December 4, 2020, among Getty Realty Corp., MassMutual and certain of its affiliates.	Filed as Exhibit 10.42 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.43*	Getty Realty Corp. Second Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.43 to the Company’s Annual Report on Form 10-K filed on February 25, 2021 (File No. 001-13777) and incorporated herein by reference.

10.44*	Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.45*	Form of Restricted Stock Unit Grant Award under the 2004 Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-13777) and incorporated herein by reference.

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

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.52	Form of Master Forward Confirmation	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on March 1, 2021 (File No. 001-13777) and incorporated herein by reference.
10.53***	Sixth Amended and Restated Note Purchase and Guarantee Agreement, dated as of February 22, 2022, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.
10.54***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and American General Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.
10.55***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and Massachusetts Mutual Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.
10.56***	Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and New York Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document
10.57***

First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2022, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

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

The exhibits listed in this Exhibit Index which were filed or furnished with our 2022 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., 292 Madison Avenue, 9th Floor, New York, NY 10017. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2022 Annual Report on Form 10-K.

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
February 23, 2023

By:	/s/ Eugene Shnayderman
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 23, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ CHRISTOPHER J. CONSTANT	By:	/S/ MILTON COOPER
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 23, 2023		Milton Cooper Director February 23, 2023

By:	/S/ PHILIP E. COVIELLO	By:	/S/ Howard Safenowitz
	Philip E. Coviello Director February 23, 2023		Howard Safenowitz Director and Chairman of the Board February 23, 2023

By:	/S/ Mary Lou Malanoski	By:	/S/ RICHARD E. MONTAG
	Mary Lou Malanoski Director February 23, 2023		Richard E. Montag Director February 23, 2023

By:	/s/ Evelyn Infurna
Evelyn Infurna Director
February 23, 2023