Form 10-Q
period 2023-03-31
GETTY REALTY CORP /MD/
filed 2023-04-27
CIK 1052752

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The registrant had outstanding 49,493,599 shares of common stock as of April 27, 2023.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2023	December 31, 2022
ASSETS
Real estate:
Land	$812,198	$802,010
Buildings and improvements	740,105	707,352
Investment in direct financing leases, net	64,760	66,185
Construction in progress	515	578
Real estate held for use	1,617,578	1,576,125
Less accumulated depreciation and amortization	(241,686)	(232,812)
Real estate held for use, net	1,375,892	1,343,313
Real estate held for sale, net	2,568	3,757
Real estate, net	1,378,460	1,347,070
Notes and mortgages receivable	46,797	34,313
Cash and cash equivalents	22,067	8,713
Restricted cash	1,448	2,536
Deferred rent receivable	51,585	50,391
Accounts receivable	4,189	4,247
Right-of-use assets - operating	17,316	18,193
Right-of-use assets - finance	251	277
Prepaid expenses and other assets, net	93,011	96,555
Total assets	$1,615,124	$1,562,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$—	$70,000
Senior unsecured notes, net	673,218	623,492
Environmental remediation obligations	23,020	23,155
Dividends payable	20,969	20,576
Lease liability - operating	19,024	19,959
Lease liability - finance	1,439	1,518
Accounts payable and accrued liabilities	41,246	43,745
Total liabilities	778,916	802,445
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 49,493,173 and 46,734,790 shares issued and outstanding, respectively	495	467
Additional paid-in capital	905,557	822,340
Dividends paid in excess of earnings	(69,844)	(62,957)
Total stockholders’ equity	836,208	759,850
Total liabilities and stockholders’ equity	$1,615,124	$1,562,295

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Revenues from rental properties	$42,367	$38,984
Interest on notes and mortgages receivable	653	337
Total revenues	43,020	39,321
Operating expenses:
Property costs	4,700	4,626
Impairments	522	1,038
Environmental	321	(141)
General and administrative	6,285	5,128
Depreciation and amortization	10,428	9,628
Total operating expenses	22,256	20,279

Gain on dispositions of real estate	587	6,153

Operating income	21,351	25,195

Other income, net	288	91
Interest expense	(7,514)	(6,537)
Loss on extinguishment of debt	(43)	—
Net earnings	$14,082	$18,749

Basic earnings per common share:
Net earnings	$0.29	$0.39

Diluted earnings per common share:
Net earnings	$0.28	$0.39

Weighted average common shares outstanding:
Basic	46,989	46,721
Diluted	47,571	46,742

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,082	$18,749
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	10,428	9,628
Impairment charges	522	1,038
Gain on dispositions of real estate	(587)	(6,153)
Loss on extinguishment of debt	43	—
Deferred rent receivable	(1,194)	(704)
Amortization of above-market and below-market leases	25	9
Amortization of investment in direct financing leases	1,426	1,271
Amortization of debt issuance costs	255	229
Accretion expense	158	444
Stock-based compensation	1,275	1,084
Changes in assets and liabilities:
Accounts receivable	46	720
Prepaid expenses and other assets	(1,598)	(595)
Environmental remediation obligations	(973)	(1,790)
Accounts payable and accrued liabilities	(1,488)	(3,100)
Net cash flow provided by operating activities	22,420	20,830
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(48,095)	(7,037)
Capital expenditures	(141)	—
Addition to construction in progress	(99)	(13)
Proceeds from dispositions of real estate	2,639	10,369
Deposits for property acquisitions	7,830	(10,170)
Issuance of notes and mortgages receivable	(16,583)	(1,673)
Collection of notes and mortgages receivable	4,565	608
Net cash flow used in investing activities	(49,884)	(7,916)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	20,000	15,000
Repayments under credit agreement	(90,000)	(75,000)
Proceeds from senior unsecured notes	125,000	100,000
Repayments under senior unsecured notes	(75,043)	—
Payment of debt issuance costs	(414)	(588)
Payment of finance lease obligations	(79)	(112)
Security deposits refunded	(1,128)	(11)
Payments of cash dividends	(20,562)	(19,451)
Payments in settlement of restricted stock units	(1,002)	(496)
Proceeds from issuance of common stock, net - ATM Program	82,958	(26)
Net cash flow provided by financing activities	39,730	19,316
Change in cash, cash equivalents and restricted cash	12,266	32,230
Cash, cash equivalents and restricted cash at beginning of period	11,249	26,461
Cash, cash equivalents and restricted cash at end of period	$23,515	$58,691
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$7,371	$6,074
Income taxes	404	0
Environmental remediation obligations	918	969
Non-cash transactions:
Dividends declared but not yet paid	$20,969	$19,618

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (“Getty Realty”) (NYSE: GTY), a Maryland corporation, is a publicly traded, net lease real estate investment trust (“REIT”) specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our predecessor was founded in 1955 and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1997. Unless otherwise expressly stated or the context otherwise requires, the “Company,” “we,” “us,” and “our” as used herein refer to Getty Realty and its owned and controlled subsidiaries.

Our portfolio includes convenience stores, car wash properties, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), automotive parts retailers, and certain other freestanding retail properties, including drive-thru quick service restaurants. Our 1,047 properties as of March 31, 2023 are located in 39 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate, and our company is headquartered in New York, New York.

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

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. When we enter into sale-leaseback transactions with above- or below-market leases, the intangibles will be accounted for as prepaid rent receivables or prepaid rent liabilities, respectively. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates and EBITDA to rent coverage ratios.

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. For additional information regarding our direct financing leases, see Note 3 - Leases.

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three months ended March 31, 2023 and 2022. For the three months ended March 31, 2023, we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. The ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of March 31, 2023 and December 31, 2022, the allowance for credit losses on notes and mortgages receivable was $278,000.

We also originate construction loans for the construction of income-producing properties which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the three months ended March 31, 2023, we funded $8,505,000, including accrued interest, and, as of March 31, 2023, had outstanding $29,989,000 of such construction loans, including accrued interest. Our construction loans generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire real estate assets under construction through sale-leaseback transactions and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on mortgages and notes receivable on the consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases. During the three months ended March 31, 2023, we funded $8,543,000 of such investments and, as of March 31, 2023, had a total of $8,543,000 of such investments recorded in notes and mortgages receivable.

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

We recorded impairment charges aggregating $522,000 and $1,038,000 for the three months ended March 31, 2023 and 2022, respectively, including charges aggregating $146,000 and $62,000, respectively, that were related to properties that were previously disposed of by us. Our estimated fair values, as they relate to property carrying values, were primarily based upon estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $0 and $694,000 of impairments recognized during the three months ended March 31, 2023 and 2022, respectively). During the three months ended March 31, 2023 and 2022, impairment charges aggregating $522,000 and $344,000, respectively, resulted from the accumulation of asset retirement costs at certain properties due to changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values.

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

NOTE 3. — LEASES

As Lessor

As of March 31, 2023, our portfolio included 1,047 properties of which we owned 1,007 properties and leased 40 properties from third-party landlords. These 1,047 properties are located in 39 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Pursuant to lease accounting standards, for leases in which we are the lessor, we (i) retained the classification of our historical leases as we were not required to reassess classification upon adoption of the new standard, (ii) expense indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregate revenue from our lease components and non-lease components (comprised of tenant reimbursements) into revenue from rental properties.

Revenues from Rental Properties

Revenues from rental properties were $42,367,000 and $38,984,000 for the three months ended March 31, 2023 and 2022, respectively. Base rental income, including additional income, included in revenues from rental properties was $39,045,000 and $36,425,000 for the three months ended March 31, 2023 and 2022, respectively.

In accordance with GAAP, we recognize rental revenue in amounts that vary from the base rental amount contractually due from tenants during the periods presented. Revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $257,000 and $576,000 for the three months ended March 31, 2023 and 2022, respectively.

Tenant reimbursements, which are also included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $3,579,000 and $3,135,000 for the three months ended March 31, 2023 and 2022, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of March 31, 2023 and December 31, 2022 are as follows (in thousands):

	March 31, 2023	December 31, 2022
Lease payments receivable	$82,050	$85,336
Unguaranteed residual value	13,928	13,928
Unearned Income	(30,323)	(32,184)
Allowance for credit losses	(895)	(895)
Total	$64,760	$66,185

In accordance with ASU 2016-13, as of March 31, 2023 and December 31, 2022, we had recorded an allowance for credit losses of $895,000 on investment in direct financing leases.

Minimum Rents Due

As of March 31, 2023, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$108,532	$13,271
2024	144,122	13,404
2025	144,341	12,865
2026	135,811	10,142
2027	128,707	10,378
Thereafter	789,591	21,990
Total	$1,451,104	$82,050

As Lessee

For leases in which we are the lessee, lease accounting standards require leases with durations greater than twelve months to be recognized on our consolidated balance sheets. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification and (iii) initial direct costs.

As of January 1, 2019, we recognized operating lease right-of-use assets of $25,561,000 (net of deferred rent expense) and operating lease liabilities of $26,087,000, both of which were presented on our consolidated financial statements. The right-of-use assets and lease liabilities are carried at the present value of the remaining expected future lease payments. When available, we use the rate implicit in the lease to discount lease payments to present value; however, our current leases did not provide a readily determinable implicit rate. Therefore, we estimated our incremental borrowing rate to discount the lease payments based on information available and considered factors such as interest rates available to us on a fully collateralized basis and terms of the leases. ASU 2016-02 did not have a material impact on our consolidated balance sheets or on our consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2023
Assets
Right-of-use assets - operating	$17,316
Right-of-use assets - finance	251
Total lease assets	$17,567
Liabilities
Lease liability - operating	$19,024
Lease liability - finance	1,439
Total lease liabilities	$20,463

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	5.4
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	16.70%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

For the Three Months Ended March 31,
2023
Operating lease cost	$858
Finance lease cost
Amortization of leased assets	79
Interest on lease liabilities	74
Short-term lease cost	—
Total lease cost	$1,011

The following presents supplemental cash flow information related to our leases (in thousands):

For the Three Months Ended March 31,
2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$915
Operating cash flows for finance leases	74
Financing cash flows for finance leases	79

As of March 31, 2023, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$2,651	$561
2024	3,403	502
2025	3,025	331
2026	2,882	340
2027	2,469	204
Thereafter	8,676	160
Total lease payments	23,106	2,098
Less: amount representing interest	(4,082)	(659)
Present value of lease payments	$19,024	$1,439

Major Tenants

As of March 31, 2023 and 2022, we had three significant tenants by revenue:

	2023		2022
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	150	16.0%	128	15.0%
Global Partners LP (NYSE: GLP)	150	15.0%	150	15.0%
APRO, LLC (d/b/a United Oil)	77	10.0%	78	12.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of March 31, 2023, 328 of the properties we own or lease were previously leased to Marketing, of which 300 properties are subject to long-term triple-net leases with petroleum distributors across 12 separate portfolios and 23 properties are leased as single unit triple-net leases (an additional three properties are under redevelopment and two are vacant). The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements with an average remaining lease term of approximately 5.0 years and multiple renewal terms. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of March 31, 2023, we have a remaining commitment to fund up to $6,529,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through March 31, 2023, we have removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $842,000 (net of accumulated amortization of $2,163,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2023 and December 31, 2022, we had accrued $0 and $285,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e., Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and PCBs at an estimated cost of $441,000,000.

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

NOTE 5. — DEBT

The amounts outstanding under our credit agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Revolving Facility	October 2025	—	$—	$70,000
Series B Notes	June 2023	—	—	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	—
Total debt			675,000	695,000
Unamortized debt issuance costs, net (a)			(3,704)	(3,545)
Total debt, net			$671,296	$691,455

(a)
Unamortized debt issuance costs related to the Revolving Facility were $1,922 and $2,036 as of March 31, 2023 and December 31, 2022, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

On June 21, 2018, the Company entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which it issued $50,000,000 of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, and Series Q Notes are collectively referred to the "senior unsecured notes"

Covenants

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

As of March 31, 2023, we are in compliance with all of the material terms of the Second Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2023	—	—	—
2024	—	—	—
2025 (a)	—	50,000	50,000
2026	—	—	—
2027	—	—	—
Thereafter	—	625,000	625,000
Total	$—	$675,000	$675,000

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23,543,000 of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for three months ended March 31, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11,133,000 of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of March 31, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2023, we had accrued a total of $23,020,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $10,633,000 of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $12,387,000 of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23,155,000 for our prospective environmental remediation obligations. This accrual consisted of (a) $10,797,000 of known reserve liabilities and (b) $12,358,000 of unknown reserve liabilities.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $158,000 and $444,000 of net accretion expense was recorded for the three months ended March 31, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2023 and 2022, we recorded credits to environmental expenses aggregating $57,000 and $821,000, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the three months ended March 31, 2023 and 2022, changes in environmental estimates aggregating, $21,000 and $40,000, respectively, were related to properties that were previously disposed of by us.

During the three months ended March 31, 2023 and 2022, we increased the carrying values of certain of our properties by $682,000 and $526,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2023 and 2022 was $754,000 and $1,002,000, respectively. Capitalized asset retirement costs were $33,361,000 (consisting of $24,890,000 of known environmental liabilities and $8,471,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of March 31, 2023, and $33,213,000 (consisting of $24,742,000 of known environmental liabilities and $8,471,000 of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2022. We recorded impairment charges aggregating $522,000 and $344,000 for the three months ended March 31, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, DECEMBER 31, 2022	46,735	$467	$822,340	$(62,957)	$759,850
Net earnings				14,082	14,082
Dividends declared — $0.43 per share				(20,969)	(20,969)
Shares issued pursuant to ATM Program, net	2,714	28	82,930	—	82,958
Shares issued pursuant to dividend reinvestment	—	—	15	—	15
Stock-based compensation/settlements	44	—	272	—	272
BALANCE, MARCH 31, 2023	49,493	$495	$905,557	$(69,844)	$836,208

BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				18,749	18,749
Dividends declared — $0.41 per share				(19,618)	(19,618)
Shares issued pursuant to ATM Program, net	—	—	(26)	—	(26)
Shares issued pursuant to dividend reinvestment	—	—	16	—	16
Stock-based compensation/settlements	16	—	588	—	588
BALANCE, MARCH 31, 2022	46,732	$467	$818,787	$(74,437)	$744,817

On March 1, 2023, our Board of Directors granted 253,075 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2022, our Board of Directors granted 238,850 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Common Stocking Offering

In February 2023, the Company completed a follow-on public offering of 3,450,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 450,000 shares, in connection with forward sales agreements (the "February 2023 Forward Offering"). Upon settlement, the February 2023 Forward Offering is anticipated to raise total gross proceeds of approximately $112,505,000. The Company expects to settle the forward sale agreements in full within 12 months via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

ATM Programs

In February 2021, we established an at-the-market equity offering program (the “2021 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $250,000,000 through a consortium of banks acting as agents. The 2021 ATM Program was terminated in February 2023.

In February 2023, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350,000,000 through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three months ended March 31, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three months ended March 31, 2023 and 2022, the Company did not enter into any forward sale agreements under the ATM Program or the 2021 ATM Program.

During the three months ended March 31, 2023, the Company settled 2,714,136 shares of common stock subject to forward sale agreements under the 2021 ATM Program for net proceeds of $82,958,000 after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of March 31, 2023, 1,007,230 shares remain subject to forward sale agreements under the 2021 ATM Program which, upon settlement, are anticipated to raise total gross proceeds of approximately $32,175,000. The Company expects to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

Dividends

For the three months ended March 31, 2023, we paid regular quarterly dividends of $20,576,000 or $0.43 per share. For the three months ended March 31, 2022, we paid regular quarterly dividends of $19,467,000 or $0.41 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2023 and 2022, we issued 431 and 504 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $15,000 and $16,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $1,275,000 and $1,084,000 for the three months ended March 31, 2023 and 2022, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended March 31,
	2023	2022
Net earnings	$14,082	$18,749
Less earnings attributable to RSUs outstanding	(547)	(458)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	13,535	18,291
Weighted average common shares outstanding:
Basic	46,989	46,721
Incremental shares from stock-based compensation	72	21
Incremental shares from ATM Program forward agreements	426	—
Incremental shares from the February 2023 Forward Offering	84	—
Diluted	47,571	46,742
Basic earnings per common share	$0.29	$0.39
Diluted earnings per common share	$0.28	$0.39

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2023 and December 31, 2022, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of March 31, 2023 and December 31, 2022, the fair value of the borrowings under our senior unsecured notes was $576,200,000 and $541,000,000, respectively. The fair value of the borrowings outstanding as of March 31, 2023 and December 31, 2022 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of March 31, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,387	$—	$—	$1,387
Liabilities:
Deferred compensation	$—	$1,387	$—	$1,387

The following summarizes as of December 31, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,208	$—	$—	$1,208
Liabilities:
Deferred compensation	$—	$1,208	$—	$1,208

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2023 and December 31, 2022, of $0 and $1,833,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2023, three properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022
Land	$1,505	$2,707
Buildings and improvements	1,423	2,103
	2,928	4,810
Accumulated depreciation and amortization	(360)	(1,053)
Real estate held for sale, net	$2,568	$3,757

During the three months ended March 31, 2023, we sold three properties, resulting in an aggregate gain of $587,000, which is included in gains on dispositions of real estate in our consolidated statements of operations.

NOTE 11. — PROPERTY ACQUISITIONS

2023

During the three months ended March 31, 2023, the Company acquired fee simple interests in nine properties for an aggregate purchase price of $48,095,000 as follows:

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases/Prepaid Rent Receivable	Below Market Leases/Prepaid Rent Liability
Car wash properties	8	$42,672	$9,220	$29,222	$4,787	$—	$(557)
Convenience stores	1	5,423	1,492	3,319	612	—	—
	9	$48,095	$10,712	$32,541	$5,399	$—	$(557)

In addition, as part of a larger sale-leaseback transaction that included seven of the car wash properties referenced above, the Company acquired four car wash properties that were under construction for $8,543,000 and committed to provide additional funding to our tenant during the construction period to complete the properties. These four properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on mortgages and notes receivable on the consolidated statements of operations. At the end of construction period, the Company will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases.

This transaction also includes provisions that require the Company upon the achievement of certain defined operating hurdles by the tenant within a defined period of time, to pay additional amounts to the tenant. At present, it is currently not probable or reasonably estimable that the Company will have to make any payments.

2022

During the three months ended March 31, 2022, the Company acquired fee simple interests in two properties for an aggregate purchase price of $7,037,000 as follows:

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases	Below Market Leases
Convenience stores	2	$7,037	$4,464	$2,023	$550	$—	$—
	2	$7,037	$4,464	$2,023	$550	$—	$—

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2023, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2023, through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022; and “Part I, Item 1. Financial Statements” and “Part II, Item 1A. Risk Factors” in this Quarterly Report on Form 10-Q.

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued presence of COVID-19, including on the global economy or on our tenants’ businesses, financial position or results of operations.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of March 31, 2023, our portfolio included 1,047 properties of which we owned 1,007 properties and leased 40 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

A significant portion of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the convenience retail, petroleum marketing, and automobile maintenance industries, each of which are highly competitive and can be subject to variability. For additional information regarding our real estate business, our properties, and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2022, and “Environmental Matters” below.

Our Properties

Our 1,047 properties, as of March 31, 2023, are located in 39 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, automotive parts retailer, or certain other freestanding retailers, including drive-thru quick service restaurants. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of March 31, 2023, we leased 1,040 of our properties to tenants under triple-net leases, including 874 properties leased under 38 separate unitary or master triple-net leases, and 166 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of March 31, 2023, our weighted average remaining lease term, excluding renewal options, was 8.8 years.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

As of March 31, 2023, we were also actively redeveloping four of our properties as new convenience stores or for alternative single tenant retail uses, and three of our properties were vacant.

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

During the three months ended March 31, 2023, we invested $60.7 million across 26 properties, including the acquisition of fee simple interests in nine properties for an aggregate purchase price of $48.1 million (of which $43.7 million was invested during the three months ended March 31, 2023 and $4.4 million was previously invested as construction loans advances that were repaid upon acquisition of the subject property). In addition, we acquired fee simple interests in four properties under construction for an aggregate of $8.5 million and committed to providing additional funding during the construction period to complete these projects. We also advanced new construction loans in the aggregate amount of $8.5 million, including accrued interest, for the development of 13 new-to-industry car wash properties and convenience stores.

During the three months ended March 31, 2022, we invested $8.8 million across five properties, including the acquisition of fee simple interests in two properties for an aggregate purchase price of $7.0 million. We also advanced new construction loans or similar funding in the aggregate amount of $1.8 million, including accrued interest, for the development of three new-to-industry convenience stores and car wash properties.

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

As of March 31, 2023, we had four properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

Supplemental Non-GAAP Measures

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2023	2022
Net earnings	$14,082	$18,749
Depreciation and amortization of real estate assets	10,428	9,628
Gains on dispositions of real estate	(587)	(6,153)
Impairments	522	1,038
Funds from operations (FFO)	24,445	23,262
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,194)	(704)
Amortization of above and below market leases, net	(249)	(290)
Amortization of investments in direct financing leases	1,426	1,271
Amortization of lease incentives	274	299
Total revenue recognition adjustments	257	576
Environmental Adjustments
Accretion expense	158	444
Changes in environmental estimates	(57)	(821)
Environmental litigation accruals	—	—
Insurance reimbursements	(52)	—
Legal settlements and judgments	—	—
Total environmental adjustments	49	(377)
Other Adjustments
Stock-based compensation expense	1,275	1,084
Amortization of debt issuance costs	255	229
Loss on extinguishment of debt	43	—
Retirement and severance costs	848	77
Total other adjustments	2,421	1,390
Adjusted Funds from operations (AFFO)	$27,172	$24,851

Basic per share amounts:
Net earnings	$0.29	$0.39
FFO (1)	0.51	0.49
AFFO (1)	0.56	0.52
Diluted per share amounts:
Net earnings	$0.28	$0.39
FFO (1)	0.50	0.49
AFFO (1)	0.56	0.52
Weighted average common shares outstanding:
Basic	46,989	46,721
Diluted	47,571	46,742

(1)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended March 31,
	2023	2022
FFO	$644	$554
AFFO	716	602

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2023.

Three months ended March 31, 2023, compared to the three months ended March 31, 2022

The following table presents select data and comparative results from the Company’s consolidated statements of operations for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Revenues:
Revenues from rental properties	$42,367	$38,984	$3,383
Interest on notes and mortgages receivable	653	337	316

Operating expenses:
Property costs	4,700	4,626	74
Impairments	522	1,038	(516)
Environmental	321	(141)	462
General and administrative	6,285	5,128	1,157
Depreciation and amortization	10,428	9,628	800

Other items:
Gains on dispositions of real estate	587	6,153	(5,566)
Interest expense	7,514	6,537	977

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Rental income	$39,045	$36,425	$2,620
Revenue recognition adjustments	(257)	(576)	319
Tenant reimbursement income	3,579	3,135	444
Total revenues from rental properties	42,367	38,984	3,383

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the year ended December 31, 2022, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same period.

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in construction loan advances for the development of new-to-industry properties during the year ended December 31, 2022, partially offset by collections of notes and mortgages receivable during the same period.

Property Costs

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The following table presents the results for property costs for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022 (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Property operating expenses	$4,523	$4,295	$228
Leasing and redevelopment expenses	177	331	(154)
Total property costs	4,700	4,626	74

The increase in property operating expenses was primarily due to an increase in reimbursable real estate taxes, partially offset by lower rent expenses. The decrease in leasing and redevelopment expenses was primarily due to a reduction in demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for both the three months ended March 31, 2023 and 2022 were attributable to the accumulation of asset retirement costs at certain properties as a result of changes in estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values. The quarter ended March 31, 2022 also included reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The difference in environmental expenses for the three months ended March 31, 2023 was primarily due to the change in estimates related to unknown environmental liabilities, partially offset by lower accretion expenses.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $1.2 million increase in employee-related expenses, including a $0.8 million increase in non-recurring employee-related expenses attributable to retirement costs, and a $0.2 million increase in stock-based compensation.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expense was primarily due to additional depreciation and amortization from properties acquired during the years ended December 31, 2022, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations, and dispositions of real estate during the same period.

Gains on Disposition of Real Estate

The gains on dispositions of real estate were primarily due to the sale of three and 15 properties during the three months ended March 31, 2023 and 2022, respectively.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt and environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions.

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Revolving Facility, proceeds from the settlement of shares of common stock subject to forward sale agreements under our ATM Program and the February 2023 Forward Offering, and available cash and cash equivalents.

As of March 31, 2023, we had $300.0 million of availability under our Revolving Facility, approximately 4.5 million shares of common stock subject to forward sale agreements and anticipated to generate approximately $146.9 million of gross proceeds, and cash and cash equivalents of $22.1 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the three months ended March 31, 2023 and 2022, are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2023	2022	$ Change
Net cash flow provided by operating activities	$22,420	$20,830	$1,590
Net cash flow used in investing activities	(49,884)	(7,916)	(41,968)
Net cash flow provided by financing activities	39,730	19,316	20,414

Operating Activities

The change in net cash flow provided by operating activities for the three months ended March 31, 2023 and 2022 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. The increase in net cash flow used in investing activities was primarily due to an increase of $41.1 million for property acquisitions, an increase of $14.9 million in issuance of notes and mortgages receivable, and a decrease of $7.8 million in proceeds from dispositions of real estate, partially offset by an increase of $18.0 million in deposits on property acquisitions and an increase of $4.0 million in collection of notes and mortgages receivable for the three months ended March 31, 2023.

Financing Activities

The increase in net cash flow provided by financing activities was primarily due to an increase in net proceeds from the issuance of common stock under the ATM Program of $83.0 million, partially offset by a decrease in net borrowings from senior unsecured notes of $50.0 million and an increase of $10.0 million in net repayments under the credit agreement.

Credit Agreement

In October 2021, the Company entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

Senior Unsecured Notes

In February 2022, the Company entered into a sixth amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Sixth Amended and Restated Prudential Agreement") pursuant to which, in January 2023, the Company issued $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential and used the proceeds to repay the $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under its fifth amended and restated note purchase and guarantee agreement with Prudential (the "Fifth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (ii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) and (iv) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

In February 2022, the Company entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which it issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under the Company's first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, the Company entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which it issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding under the Company's first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In February 2022, the Company entered into a note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “New York Life Agreement”) pursuant to which it issued $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and, in January 2023, $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”) to New York Life.

On June 21, 2018, the Company entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which it issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series B Notes, Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes and Series N Notes are collectively referred to the "senior unsecured notes"

Common Stocking Offering

In February 2023, we completed a follow-on public offering of 3,450,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 450,000 shares, in connection with forward sales agreements (the "February 2023 Forward Offering"). Upon settlement, the February 2023 Forward Offering is anticipated to raise total gross proceeds of approximately $112.5 million. We expect to settle the forward sale agreements in full within 12 months of the via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

ATM Programs

In February 2021, we established an at-the-market equity offering program (the “2021 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents. The 2021 ATM Program was terminated in February 2023.

In February 2023, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for the Company’s own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three months ended March 31, 2023 and 2022, we did not enter into any forward sale agreements under the ATM Program or the 2021 ATM Program.

During the three months ended March 31, 2023, we settled 2,714,136 shares of common stock subject to forward sale agreements under the 2021 ATM Program for net proceeds of $83.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of March 31, 2023, 1,007,230 shares remain subject to forward sale agreements which, upon settlement, are anticipated to raise total gross proceeds of approximately $32.2 million. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

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

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2023 were $20.6 million, or $0.43 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2022. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of March 31, 2023, we had removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.1 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of March 31, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2023, we had accrued a total of $23.0 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.6 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.4 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23.2 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.8 million of known reserve liabilities and (b) $12.4 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million and $0.4 million of net accretion expense was recorded for the three months ended March 31, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2023 and 2022, we recorded credits to environmental expenses aggregating $0.1 million and $0.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2023 and 2022, we increased the carrying values of certain of our properties by $0.7 million and $0.5 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $0.8 million and $1.0 million for the three months ended March 31, 2023 and 2022. Capitalized asset retirement costs were $33.4 million (consisting of $25.0 million of known environmental liabilities and $8.4 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of March 31, 2023, and $33.2 million (consisting of $24.8 million of known environmental liabilities and $8.4 million of reserves for future environmental liabilities related to preexisting unknown contamination) as of December 31, 2022. We recorded impairment charges aggregating $0.5 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2023 and December 31, 2022, we had accrued $0.0 million and $0.3 million, respectively for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million. Borrowings under the Revolving Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of March 31, 2023.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2023, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first quarter of 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

Distribution Agreement, dated as of February 24, 2023, by and among Getty Realty Corp. and each of J.P. Morgan Securities LLC, JPMorgan Chase Bank, National Association, BofA Securities, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital One Securities, Inc., JMP Securities LLC, TD Securities (USA) LLC, and The Toronto-Dominion Bank

Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 24, 2023

10.2	Form of Master Forward Confirmation	Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 24, 2023

10.3	Underwriting Agreement, dated February 28, 2023, by and among Getty Realty Corp., BofA Securities, Inc., Bank of America, N.A., J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on March 3, 2023

10.4	Forward Confirmation, dated February 28, 2023, by and among Getty Realty Corp. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on March 3, 2023

10.5	Forward Confirmation, dated February 28, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on March 3, 2023

10.6	Forward Confirmation, dated March 1, 2023, by and among Getty Realty Corp. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on March 3, 2023

10.7	Forward Confirmation, dated March 1, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.5 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on March 3, 2023

10.8	Amendment to Forward Confirmation, dated April 3, 2023, by and among Getty Realty Corp. and Bank of America, N.A.	Filed herewith.

10.9	Amendment to Forward Confirmation, dated April 3, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed herewith.

10.10	Amendment to Forward Confirmation, dated April 3, 2023, by and among Getty Realty Corp. and Bank of America, N.A.	Filed herewith.

10.11	Amendment to Forward Confirmation, dated April 3, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	NA.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2023

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