Form 10-Q
period 2023-06-30
GETTY REALTY CORP /MD/
filed 2023-07-27
CIK 1052752

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The registrant had outstanding 50,501,190 shares of common stock as of July 27, 2023.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2023	December 31, 2022
ASSETS
Real estate:
Land	$821,752	$802,010
Buildings and improvements	752,046	707,352
Investment in direct financing leases, net	62,953	66,185
Construction in progress	550	578
Real estate held for use	1,637,301	1,576,125
Less accumulated depreciation and amortization	(250,693)	(232,812)
Real estate held for use, net	1,386,608	1,343,313
Real estate held for sale, net	2,554	3,757
Real estate, net	1,389,162	1,347,070
Notes and mortgages receivable	71,623	34,313
Cash and cash equivalents	8,867	8,713
Restricted cash	1,368	2,536
Deferred rent receivable	52,866	50,391
Accounts receivable	4,343	4,247
Right-of-use assets - operating	15,730	18,193
Right-of-use assets - finance	225	277
Prepaid expenses and other assets, net	92,970	96,555
Total assets	$1,637,154	$1,562,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under credit agreement	$—	$70,000
Senior unsecured notes, net	673,281	623,492
Environmental remediation obligations	22,917	23,155
Dividends payable	22,262	20,576
Lease liability - operating	17,307	19,959
Lease liability - finance	728	1,518
Accounts payable and accrued liabilities, net	40,573	43,745
Total liabilities	777,068	802,445
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 50,500,829 and 46,734,790 shares issued and outstanding, respectively	505	467
Additional paid-in capital	938,163	822,340
Dividends paid in excess of earnings	(78,582)	(62,957)
Total stockholders’ equity	860,086	759,850
Total liabilities and stockholders’ equity	$1,637,154	$1,562,295

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Revenues from rental properties	$43,658	$40,814	$86,025	$79,797
Interest on notes and mortgages receivable	1,040	365	1,693	702
Total revenues	44,698	41,179	87,718	80,499
Operating expenses:
Property costs	4,811	5,324	9,511	9,950
Impairments	2,462	391	2,984	1,429
Environmental	343	(15,910)	664	(16,051)
General and administrative	5,912	5,260	12,197	10,388
Depreciation and amortization	10,864	9,924	21,292	19,552
Total operating expenses	24,392	4,989	46,648	25,268

Gain on dispositions of real estate	316	1,149	903	7,302

Operating income	20,622	37,339	41,973	62,533

Other income, net	6	248	294	340
Interest expense	(7,104)	(6,907)	(14,618)	(13,444)
Loss on extinguishment of debt	—	—	(43)	—
Net earnings	$13,524	$30,680	$27,606	$49,429

Basic earnings per common share:
Net earnings	$0.26	$0.64	$0.55	$1.03

Diluted earnings per common share:
Net earnings	$0.26	$0.64	$0.55	$1.03

Weighted average common shares outstanding:
Basic	49,615	46,733	48,309	46,727
Diluted	49,989	46,756	48,576	46,746

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$27,606	$49,429
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	21,292	19,552
Impairment charges	2,984	1,429
Gain on dispositions of real estate	(903)	(7,302)
Loss on extinguishment of debt	43	—
Deferred rent receivable	(2,475)	(1,582)
Amortization of above-market and below-market leases	(2)	9
Amortization of investment in direct financing leases	2,923	2,598
Amortization of debt issuance costs	503	468
Accretion expense	278	822
Stock-based compensation	2,719	2,316
Changes in assets and liabilities:
Accounts receivable	(114)	(180)
Prepaid expenses and other assets	(2,364)	(1,047)
Environmental remediation obligations	(2,198)	(19,867)
Accounts payable and accrued liabilities	(1,766)	(3,236)
Net cash flow provided by operating activities	48,526	43,409
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(73,260)	(54,198)
Capital expenditures	(141)	—
Addition to construction in progress	(129)	(33)
Proceeds from dispositions of real estate	2,634	10,698
Deposits for property acquisitions	7,675	—
Issuance of notes and mortgages receivable	(41,600)	(4,825)
Collection of notes and mortgages receivable	5,441	721
Net cash flow used in investing activities	(99,380)	(47,637)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under credit agreement	43,500	15,000
Repayments under credit agreement	(113,500)	(75,000)
Proceeds from senior unsecured notes	125,000	100,000
Repayments under senior unsecured notes	(75,043)	—
Payment of debt issuance costs	(414)	(588)
Payment of finance lease obligations	(164)	(230)
Security deposits refunded	(1,136)	(47)
Payments of cash dividends	(41,517)	(39,055)
Payments in settlement of restricted stock units	(1,002)	(496)
Proceeds from issuance of common stock, net - ATM Program	114,116	(83)
Net cash flow provided by (used in) financing activities	49,840	(499)
Change in cash, cash equivalents and restricted cash	(1,014)	(4,727)
Cash, cash equivalents and restricted cash at beginning of period	11,249	26,461
Cash, cash equivalents and restricted cash at end of period	$10,235	$21,734
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$14,245	$12,813
Income taxes	563	631
Environmental remediation obligations	2,120	2,333
Non-cash transactions:
Dividends declared but not yet paid	$22,262	$19,619
Issuance of notes and mortgages receivable related to property dispositions	—	1,050

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

Our portfolio includes convenience stores, car wash properties, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,053 properties as of June 30, 2023 are located in 39 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate, and our company is headquartered in New York, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three and six months ended June 30, 2023 and 2022. For the three and six months ended June 30, 2023, we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. The ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of June 30, 2023 and December 31, 2022, the allowance for credit losses on notes and mortgages receivable was $278,000.

We also originate construction loans and development financing for the construction of income-producing properties which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the six months ended June 30, 2023, we funded $32,238,000, including accrued interest, and, as of June 30, 2023, had outstanding $53,722,000 of such construction loans and development financing, including accrued interest. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire real estate assets under construction through sale-leaseback transactions and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on mortgages and notes receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases. During the six months ended June 30, 2023, we funded $10,513,000 of such investments and, as of June 30, 2023, had a total of $10,513,000 of such investments recorded in notes and mortgages receivable.

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

We recorded impairment charges aggregating $2,462,000 and $2,984,000 for the three and six months ended June 30, 2023, respectively, and $391,000 and $1,429,000 for the three and six months ended June 30, 2022, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, which resulted in no impairment charges during the six months ended June 30, 2023 and impairment charges of $694,000 during the six months ended June 30, 2022, and (ii) discounted cash flow models, which resulted in impairment charges of $1,645,000 during the six months ended June 30, 2023 and no impairment charges during the six months ended June 30, 2022. In addition, during the six months ended June 30, 2023 and 2022, impairment charges of $1,339,000 and $735,000, respectively, resulted from the accumulation of asset retirement costs at certain properties due to changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values.

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

NOTE 3. — LEASES

As Lessor

As of June 30, 2023, our portfolio included 1,053 properties of which we owned 1,014 properties and leased 39 properties from third-party landlords. These 1,053 properties are located in 39 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Pursuant to lease accounting standards, which we adopted on January 1, 2019, for leases in which we are the lessor, we (i) retained the classification of our historical leases as we were not required to reassess classification upon adoption of the new standard, (ii) expense indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance and (iii) aggregate revenue from our lease components and non-lease components (comprised of tenant reimbursements) into revenue from rental properties.

Revenues from Rental Properties

Revenues from rental properties were $43,658,000 and $86,025,000 for the three and six months ended June 30, 2023, respectively, and $40,814,000 and $79,797,000 for the three and six months ended June 30, 2022, respectively. Rental income included in revenues from rental properties, which includes base rental income and additional income, if any, based on the aggregate volume of fuel sold at certain properties, was $39,917,000 and $78,963,000 for the three and six months ended June 30, 2023, respectively, and $37,175,000 and $73,600,000 for the three and six months ended June 30, 2022, respectively.

In accordance with GAAP, we recognize rental revenue in amounts that vary from the base rental amount contractually due from tenants during the periods presented. Revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in a reduction in revenue of $189,000 and $447,000 for the three and six months ended June 30, 2023, respectively, and a reduction in revenue of $449,000 and $1,025,000 for the three and six months ended June 30, 2022, respectively.

Tenant reimbursements, which are also included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $3,930,000 and $7,509,000 for the three and six months ended June 30, 2023, respectively, and $4,088,000 and $7,223,000 for the three and six months ended June 30, 2022, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of June 30, 2023 and December 31, 2022 are as follows (in thousands):

	June 30, 2023	December 31, 2022
Lease payments receivable	$78,414	$85,336
Unguaranteed residual value	13,928	13,928
Unearned Income	(28,494)	(32,184)
Allowance for credit losses	(895)	(895)
Total	$62,953	$66,185

In accordance with ASU 2016-13, as of June 30, 2023 and December 31, 2022, we had recorded an allowance for credit losses of $895,000 on investment in direct financing leases.

Minimum Rents Due

As of June 30, 2023, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$73,204	$13,188
2024	146,133	13,290
2025	146,639	11,917
2026	138,421	10,074
2027	131,374	10,213
Thereafter	822,233	19,732
Total	$1,458,004	$78,414

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

The following presents the lease-related assets and liabilities (in thousands):

June 30, 2023
Assets
Right-of-use assets - operating	$15,730
Right-of-use assets - finance	225
Total lease assets	$15,955
Liabilities
Lease liability - operating	$17,307
Lease liability - finance	728
Total lease liabilities	$18,035

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.9
Finance leases	4.9
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	15.20%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$725	$920	$1,583	$1,851
Finance lease cost
Amortization of leased assets	85	118	164	230
Interest on lease liabilities	69	91	143	188
Short-term lease cost	—	—	—	—
Total lease cost	$879	$1,129	$1,890	$2,269

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$857	$954	$1,772	$1,890
Operating cash flows for finance leases	69	91	143	188
Financing cash flows for finance leases	85	118	164	230

As of June 30, 2023, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$1,648	$367
2024	3,195	277
2025	2,810	146
2026	2,661	111
2027	2,241	-
Thereafter	8,451	-
Total lease payments	21,006	901
Less: amount representing interest	(3,699)	(173)
Present value of lease payments	$17,307	$728

Major Tenants

As of June 30, 2023 and 2022, we had three significant tenants by revenue:

	June 30, 2023		June 30, 2022
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	150	16.0%	128	14.0%
Global Partners LP (NYSE: GLP)	150	14.0%	150	16.0%
APRO, LLC (d/b/a United Oil)	77	10.0%	78	11.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of June 30, 2023, 328 of the properties we own or lease were previously leased to Marketing, of which 300 properties are subject to long-term triple-net leases with petroleum distributors across 12 separate portfolios and 23 properties are leased as single unit triple-net leases (an additional three properties are under redevelopment and two are vacant). The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements with an average remaining lease term of approximately 5.0 years and multiple renewal terms. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of June 30, 2023, we have a remaining commitment to fund up to $6,523,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through June 30, 2023, we have removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $777,000 (net of accumulated amortization of $2,228,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2023 and December 31, 2022, we had accrued $0 and $285,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e., Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and polychlorinated biphenyls at an estimated cost of $441,000,000.

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

If the CD Action is approved in its current form, our alleged liability to the EPA as well as any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. In the event the District Court does not approve the proposed CD, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the proposed CD is not approved by the District Court in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and the outcome of which are not yet known. We have established an estimated legal reserve and transferred funds to an escrow account based on likelihoods reasonably known to us at this time, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have accrued.

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

NOTE 5. — DEBT

The amounts outstanding under our credit agreement and our senior unsecured notes are as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Revolving Facility	October 2025	—	$—	$70,000
Series B Notes	June 2023	—	—	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	—
Total debt			675,000	695,000
Unamortized debt issuance costs, net (a)			(3,455)	(3,545)
Total debt, net			$671,545	$691,455

(a)
Unamortized debt issuance costs related to the Revolving Facility were $1,736 and $2,036 as of June 30, 2023 and December 31, 2022, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Credit Agreement

In October 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $300,000,000 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300,000,000, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

In December 2022, we entered into the First Amendment to the Second Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Borrowings under the Revolving Facility bear interest at a rate equal to the sum of a SOFR rate plus a margin of 1.30% to 1.90% or the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Facility.

Senior Unsecured Notes

In February 2022, we entered into a sixth amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Sixth Amended and Restated Prudential Agreement") pursuant to which, in January 2023, we issued $80,000,000 of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential and used the proceeds to repay the $75,000,000 of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under its fifth amended and restated note purchase and guarantee agreement with Prudential (the "Fifth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50,000,000 of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), (ii) $50,000,000 of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50,000,000 of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”) and (iv) $100,000,000 of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

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

As of June 30, 2023, we are in compliance with all of the material terms of the Second Restated Credit Agreement and our senior unsecured notes, including the various financial covenants described herein.

Debt Maturities

As of June 30, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23,543,000 of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the six months ended June 30, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11,167,000 of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of June 30, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2023, we had accrued a total of $22,917,000 for our prospective environmental remediation obligations, consisting of (i) $10,502,000 of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (ii) $12,415,000 of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23,155,000 for our prospective environmental remediation obligations, consisting of (i) $10,797,000 of known reserve liabilities and (ii) $12,358,000 of unknown reserve liabilities.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $278,000 and $822,000 of net accretion expense was recorded for the six months ended June 30, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2023 and 2022, we recorded credits to environmental expenses aggregating $78,000 and $17,534,000, respectively (of which $26,000 and $1,749,000, respectively, were related to property that were previously disposed by us), where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the six months ended June 30, 2023 and 2022, we increased the carrying values of certain of our properties by $1,681,000 and $1,194,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the six months ended June 30, 2023 and 2022 was $1,488,000 and $1,946,000, respectively. Capitalized asset retirement costs were $33,535,000 (consisting of $25,065,000 of known environmental obligations and $8,470,000 of reserves for future environmental obligations related to preexisting unknown contamination) as of June 30, 2023, and $33,213,000 (consisting of $24,742,000 of known environmental obligations and $8,471,000 of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2022. We recorded impairment charges aggregating $1,339,000 and $735,000 for the six months ended June 30, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2023	49,493	$495	$905,557	$(69,844)	$836,208
Net earnings				13,524	13,524
Dividends declared — $0.43 per share				(22,262)	(22,262)
Shares issued pursuant to ATM Program, net	1,007	10	31,149	—	31,159
Shares issued pursuant to dividend reinvestment	1	—	13	—	13
Stock-based compensation/settlements	—	—	1,444	—	1,444
BALANCE, JUNE 30, 2023	50,501	$505	$938,163	$(78,582)	$860,086

BALANCE, DECEMBER 31, 2022	46,735	$467	$822,340	$(62,957)	$759,850
Net earnings				27,606	27,606
Dividends declared — $0.86 per share				(43,231)	(43,231)
Shares issued pursuant to ATM Program, net	3,721	38	114,079	—	114,117
Shares issued pursuant to dividend reinvestment	1	—	28	—	28
Stock-based compensation/settlements	44	—	1,716	—	1,716
BALANCE, JUNE 30, 2023	50,501	$505	$938,163	$(78,582)	$860,086

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2022	46,732	$467	$818,787	$(74,437)	$744,817
Net earnings				30,680	30,680
Dividends declared — $0.41 per share				(19,619)	(19,619)
Shares issued pursuant to ATM Program, net	—	—	(57)	—	(57)
Shares issued pursuant to dividend reinvestment	1	—	14	—	14
Stock-based compensation/settlements	—	—	1,232	—	1,232
BALANCE, JUNE 30, 2022	46,733	$467	$819,976	$(63,376)	$757,067

BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				49,429	49,429
Dividends declared — $0.82 per share				(39,237)	(39,237)
Shares issued pursuant to ATM Program, net	—	—	(83)	—	(83)
Shares issued pursuant to dividend reinvestment	1	—	30	—	30
Stock-based compensation/settlements	16	—	1,820	—	1,820
BALANCE, JUNE 30, 2022	46,733	$467	$819,976	$(63,376)	$757,067

On March 1, 2023, our Board of Directors granted 253,075 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2022, our Board of Directors granted 238,850 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Common Stocking Offering

In February 2023, we completed a follow-on public offering of 3,450,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 450,000 shares, in connection with forward sales agreements (the "February 2023 Forward Offering"). Upon settlement, the February 2023 Forward Offering is anticipated to raise total gross proceeds of approximately $112,505,000. We expect to settle the forward sale agreements in full within 12 months via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

ATM Programs

In February 2021, we established an at-the-market equity offering program (the “2021 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $250,000,000 through a consortium of banks acting as agents. The 2021 ATM Program was terminated in February 2023.

In February 2023, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350,000,000 through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three and six months ended June 30, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three and six months ended June 30, 2023, we settled 1,007,230 and 3,721,366 shares of common stock, respectively, subject to forward sale agreements under the 2021 ATM Program for net proceeds of $31,159,000 and $114,117,000, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of June 30, 2023, no shares remain subject to forward sale agreements under the 2021 ATM Program.

In addition, during the three and six months ended June 30, 2023, we entered into forward sale agreements to sell an aggregate of 217,561 shares of common stock at an average gross offering price of $34.97 per share under the ATM Program. No shares were settled during the three and six months ended June 30, 2023 under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

Dividends

For the six months ended June 30, 2023, we paid regular quarterly dividends of $41,545,000 or $0.86 per share. For the six months ended June 30, 2022, we paid regular quarterly dividends of $39,085,000 or $0.82 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the six months ended June 30, 2023 and 2022, we issued 817 and 996 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $28,000 and $30,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $2,719,000 and $2,316,000 for the six months ended June 30, 2023 and 2022, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$13,524	$30,680	$27,606	$49,429
Less earnings attributable to RSUs outstanding	(547)	(716)	(1,094)	(1,154)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	12,977	29,964	26,512	48,275
Weighted average common shares outstanding:
Basic	49,615	46,733	48,309	46,727
Incremental shares from stock-based compensation	117	23	75	19
Incremental shares from ATM Program forward agreements	71	—	124	—
Incremental shares from the February 2023 Forward Offering	186	—	68	—
Diluted	49,989	46,756	48,576	46,746
Basic earnings per common share	$0.26	$0.64	$0.55	$1.03
Diluted earnings per common share	$0.26	$0.64	$0.55	$1.03

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of June 30, 2023 and December 31, 2022, the carrying value of the borrowings under the Restated Credit Agreement approximated fair value. As of June 30, 2023 and December 31, 2022, the fair value of the borrowings under our senior unsecured notes was $569,200,000 and $541,000,000, respectively. The fair value of the borrowings outstanding as of June 30, 2023 and December 31, 2022 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of June 30, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,427	$—	$—	$1,427
Liabilities:
Deferred compensation	$—	$1,427	$—	$1,427

The following summarizes as of December 31, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,208	$—	$—	$1,208
Liabilities:
Deferred compensation	$—	$1,208	$—	$1,208

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2023 and December 31, 2022, of $588,000 and $1,833,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2023, three properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022
Land	$1,505	$2,707
Buildings and improvements	1,423	2,103
	2,928	4,810
Accumulated depreciation and amortization	(374)	(1,053)
Real estate held for sale, net	$2,554	$3,757

During the six months ended June 30, 2023, we sold three properties, resulting in an aggregate gain of $587,000, which is included in gains on dispositions of real estate in our consolidated statements of operations. In addition, during the six months ended June 30, 2023,we realized a gain of $316,000 related to to the termination of one of our leases where we were the lessee and lessor. As such, we have derecognized the assets and liabilities associated with this lease. There were no termination payments received upon the assignment.

NOTE 11. — PROPERTY ACQUISITIONS

2023

During the six months ended June 30, 2023, we acquired fee simple interests in 16 properties for an aggregate purchase price of $73,260,000 as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases/Prepaid Rent Receivable	Below Market Leases/Prepaid Rent Liability
Car wash properties	14	$64,248	$18,598	$39,623	$6,584	$—	$(557)
Convenience stores (a)	1	6,336	2,405	3,319	612	—	—
Drive thru QSRs	1	2,676	675	1,713	288	—	—
	16	$73,260	$21,678	$44,655	$7,484	$—	$(557)

(a)
Purchase price and land allocation include $913,000 related to the acquisition of a land parcel adjacent to an existing site which was subsequently combined with the existing site into a single property upon redevelopment of the existing site.

In addition, as part of a larger sale-leaseback transaction that included seven of the car wash properties referenced above, we acquired four car wash properties that were under construction for $8,543,000 and committed to provide additional funding to our tenant during the construction period to complete the development of these properties. These four properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on mortgages and notes receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases. During the three months ended June 30, 2023, an additional funding of $1,970,000 was provided. As of June 30, 2023, we have funded $10,513,000 related to these four properties.

This transaction also includes provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2022

During the six months ended June 30, 2022, we acquired fee simple interests in 14 properties for an aggregate purchase price of $54,197,000 as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases	Below Market Leases
Car wash properties	11	$46,026	$7,578	$35,298	$3,765	$403	$(1,018)
Convenience stores	3	$8,171	$5,136	$2,363	$672	—	—
	14	$54,197	$12,714	$37,661	$4,437	$403	$(1,018)

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2023, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from June 30, 2023, through the date the financial statements were issued.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of June 30, 2023, our portfolio included 1,053 properties of which we owned 1,014 properties and leased 39 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Our 1,053 properties, as of June 30, 2023, are located in 39 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retail property, including drive-thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of June 30, 2023, we leased 1,045 of our properties to tenants under triple-net leases, including 879 properties leased under 40 separate unitary or master triple-net leases, and 166 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of June 30, 2023, our weighted average remaining lease term, excluding renewal options, was 8.7 years.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

As of June 30, 2023, we were also actively redeveloping four of our properties as new convenience stores or for alternative single tenant retail uses, and four of our properties were vacant.

Investment Strategy and Activity

As part of our strategy to grow and diversify our portfolio, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate. We primarily pursue sale leaseback transactions with existing and prospective tenants and will pursue other transactions, including forward commitments to acquire new-to-industry construction and the acquisition of assets with in-place leases, that result in us owning fee simple interests in our properties. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold properties, and construction loans or other property development financing. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in well-located, freestanding properties that support automobility and provide convenience and service to consumers in major markets across the country. A key element of our investment strategy is to invest in properties that will enhance our property type, tenant, and geographic diversification.

During the six months ended June 30, 2023, we invested $111.6 million across 40 properties, including the acquisition of fee simple interests in 16 properties for an aggregate purchase price of $73.3 million (of which $68.9 million was invested during the six months ended June 30, 2023 and $4.4 million was previously invested as construction loan advances that were repaid upon acquisition of the subject property). In addition, we acquired fee simple interests in four properties under construction for an aggregate of $8.5 million, funded an additional $2.0 million of development costs subsequent to the acquisition, and are committed to providing additional funding during the construction period to complete these projects. We also advanced new construction loans and development financing in the aggregate amount of $32.2 million, including accrued interest, for the development of 20 new-to-industry car wash properties, convenience stores, and auto service centers.

During the six months ended June 30, 2022, we invested $59.3 million across 19 properties, including the acquisition of fee simple interests in 14 properties for an aggregate purchase price of $54.2 million. We also advanced new construction loans in the aggregate amount of $5.1 million, including accrued interest, for the development of five new-to-industry car wash properties and convenience stores.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently occupied by gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use. During the six months ended June 30, 2023, rent commenced on one redevelopment project. Since the inception of our redevelopment program in 2015, we have completed 27 redevelopment projects.

As of June 30, 2023, we had four properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net earnings	$13,524	$30,680	$27,606	$49,429
Depreciation and amortization of real estate assets	10,864	9,924	21,292	19,552
Gains on dispositions of real estate	(316)	(1,149)	(903)	(7,302)
Impairments	2,462	391	2,984	1,429
Funds from operations (FFO)	26,534	39,846	50,979	63,108
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,281)	(879)	(2,475)	(1,583)
Amortization of above and below market leases, net	(289)	(300)	(537)	(590)
Amortization of investments in direct financing leases	1,497	1,328	2,923	2,598
Amortization of lease incentives	262	300	536	600
Total revenue recognition adjustments	189	449	447	1,025
Environmental Adjustments
Accretion expense	120	377	278	822
Changes in environmental estimates	(20)	(16,713)	(78)	(17,534)
Insurance reimbursements	—	(44)	(52)	(44)
Total environmental adjustments	100	(16,380)	148	(16,756)
Other Adjustments
Stock-based compensation expense	1,445	1,231	2,719	2,316
Amortization of debt issuance costs	249	239	504	468
Loss on extinguishment of debt	—	—	43	—
Retirement and severance costs	—	—	848	77
Total other adjustments	1,694	1,470	4,114	2,861
Adjusted Funds from operations (AFFO)	$28,517	$25,385	$55,688	$50,238

Basic per share amounts:
Net earnings	$0.26	$0.64	$0.55	$1.03
FFO (a)	0.52	0.83	1.03	1.32
AFFO (a)	0.56	0.53	1.12	1.05
Diluted per share amounts:
Net earnings	$0.26	$0.64	$0.55	$1.03
FFO (a)	0.52	0.83	1.02	1.32
AFFO (a)	0.56	0.53	1.12	1.05
Weighted average common shares outstanding:
Basic	49,615	46,733	48,309	46,727
Diluted	49,989	46,756	48,576	46,746

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
FFO	$663	$930	$1,308	$1,474
AFFO	713	593	1,429	1,173

Results of Operations

The following discussion describes our results of operations for the three months ended June 30, 2023.

Three months ended June 30, 2023, compared to the three months ended June 30, 2022

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change
Revenues:
Revenues from rental properties	$43,658	$40,814	$2,844
Interest on notes and mortgages receivable	1,040	365	675

Operating expenses:
Property costs	4,811	5,324	(513)
Impairments	2,462	391	2,071
Environmental	343	(15,910)	16,253
General and administrative	5,912	5,260	652
Depreciation and amortization	10,864	9,924	940

Other items:
Gains on dispositions of real estate	316	1,149	(833)
Interest expense	7,104	6,907	197

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change
Rental income	$39,917	$37,175	$2,742
Revenue recognition adjustments	(189)	(449)	260
Tenant reimbursement income	3,930	4,088	(158)
Total revenues from rental properties	43,658	40,814	2,844

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the prior 12 months, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same period.

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in construction loans and development financing for the development of new-to-industry properties during the prior 12 months, partially offset by collections of notes and mortgages receivable during the same period.

Property Costs

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The following table presents the results for property costs for the three months ended June 30, 2023, as compared to the three months ended June 30, 2022 (in thousands):

	For the Three Months Ended June 30,
	2023	2022	$ Change
Property operating expenses	$4,706	$5,111	$(405)
Leasing and redevelopment expenses	105	213	(108)
Total property costs	4,811	5,324	(513)

The decrease in property operating expenses was primarily due to lower rent expense and a decrease in reimbursable and non-reimbursable real estate taxes. The decrease in leasing and redevelopment expenses was primarily due to a reduction in demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended June 30, 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties. Impairment charges for the three months ended June 30, 2022 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The difference in environmental expenses for the three months ended June 30, 2023 was primarily due to the change in estimates related to unknown environmental liabilities and lower accretion expense. Specifically, during the three months ended June 30, 2022, we concluded that there was no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $16.8 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.3 million which was recorded to environmental expense for the three months ended June 30, 2022.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $0.5 million increase in employee-related expenses, including a $0.2 million increase in stock-based compensation.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expenses was primarily due to additional depreciation and amortization from properties acquired during prior 12 months, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations, and dispositions of real estate during the same period.

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to one lease termination during the three months ended June 30, 2023 and one property sale during the three months ended June 30, 2022.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended June 30, 2023, as compared to the three months ended June 30, 2022.

Six Months Ended June 30, 2023, compared to the six months ended June 30, 2022

The following table presents select data and comparative results from our consolidated statements of operations for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Revenues:
Revenues from rental properties	$86,025	$79,797	$6,228
Interest on notes and mortgages receivable	1,693	702	991

Operating expenses:
Property costs	$9,511	$9,950	$(439)
Impairments	2,984	1,429	1,555
Environmental	664	(16,051)	16,715
General and administrative	12,197	10,388	1,809
Depreciation and amortization	21,292	19,552	1,740

Other items:
Gains on dispositions of real estate	$903	$7,302	$(6,399)
Interest expense	14,618	13,444	1,174

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Rental income	$78,963	$73,599	$5,364
Revenue recognition adjustments	(447)	(1,025)	578
Tenant reimbursement income	7,509	7,223	286
Total revenues from rental properties	$86,025	$79,797	$6,228

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the prior 12 months, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same period.

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in construction loans development financing for the development of new-to-industry properties during the prior 12 months, partially offset by collections of notes and mortgages receivable during the same period.

Property Costs

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The following table presents the results for property costs for the six months ended June 30, 2023, as compared to the six months ended June 30, 2022 (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Property operating expenses	$9,228	$9,406	$(178)
Leasing and redevelopment expenses	283	544	(261)
Total property costs	$9,511	$9,950	$(439)

The decrease in property operating expenses was primarily due to a decrease in rent expense. The decrease in leasing and redevelopment expenses was primarily due to a reduction in demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the six months ended June 30, 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties. Impairment charges for the six months ended June 30, 2022 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The difference in environmental expenses for the six months ended June 30, 2023 was primarily due to the change in estimates related to unknown environmental liabilities and lower accretion expenses. Specifically, during the six months ended June 30, 2022, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $16.8 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.3 million being recorded to environmental expense for the six months ended June 30, 2022.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $1.7 million increase in employee-related expenses, including a $0.8 million increase in non-recurring employee-related expenses attributable to retirement costs, and a $0.4 million increase in stock-based compensation.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expenses was primarily due to additional depreciation and amortization from properties acquired during the prior 12 months, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations, and dispositions of real estate during the same period.

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the sale of three properties and one lease termination during the six months ended June 30, 2023 and the disposition of 16 properties during the six months ended June 30, 2022.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the six months ended June 30, 2023, as compared to the six months ended June 30, 2022.

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

As of June 30, 2023, we had $300.0 million of availability under our Revolving Facility, approximately 3.7 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $120.1 million of gross proceeds upon settlement, and cash and cash equivalents of $8.9 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the six months ended June 30, 2023 and 2022, are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2023	2022	$ Change
Net cash flow provided by operating activities	$48,526	$43,409	$5,117
Net cash flow used in investing activities	(99,380)	(47,637)	(51,743)
Net cash flow provided by (used in) financing activities	49,840	(499)	50,339

Operating Activities

The change in net cash flow provided by operating activities for the six months ended June 30, 2023 and 2022 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. The increase in net cash flow used in investing activities was primarily due to an increase of $19.1 million for property acquisitions, an increase of $36.8 million in issuance of notes and mortgages receivable, and a decrease of $8.1 million in proceeds from dispositions of real estate, partially offset by an increase of $7.7 million in deposits on property acquisitions and an increase of $4.7 million in collection of notes and mortgages receivable for the six months ended June 30, 2023.

Financing Activities

The increase in net cash flow provided by financing activities was primarily due to an increase in net proceeds from the issuance of common stock under the ATM Program of $114.2 million, partially offset by a decrease in net borrowings from senior unsecured notes of $50.0 million, an increase of $10.0 million in net repayments under the credit agreement and an increase of $2.5 million in payments of cash dividends.

Credit Agreement

In October 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Facility”) in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Facility.

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

In December 2022, we entered into the First Amendment to the Second Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Borrowings under the Revolving Facility bear interest at a rate equal to the sum of a SOFR rate plus a margin of 1.30% to 1.90% or the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

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

In February 2023, we established an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three and six months ended June 30, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three and six months ended June 30, 2023, we settled approximately 1.0 million and 3.7 million shares of common stock, respectively, subject to forward sale agreements under the 2021 ATM Program for net proceeds of $31.2 million and $114.2 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of June 30, 2023, no shares remain subject to forward sale agreements under the 2021 ATM Program.

In addition, during the three and six months ended June 30, 2023, we entered into forward sale agreements to sell an aggregate of approximately 0.2 million shares of common stock at an average gross offering price of $34.97 per share under the ATM Program. No shares were settled during the three and six months ended June 30, 2023 under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

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

Regular quarterly dividends paid to our stockholders for the six months ended June 30, 2023 were $41.5 million, or $0.86 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with accounting principles generally accepted in the United States of America. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our consolidated financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the six months ended June 30, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.2 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of June 30, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2023, we had accrued a total of $22.9 million for our prospective environmental remediation obligations. This accrual consisted of (i) $10.5 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (ii) $12.4 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23.2 million for our prospective environmental remediation obligations. This accrual consisted of (i) $10.8 million of known reserve liabilities and (ii) $12.4 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.3 million and $0.8 million of net accretion expense was recorded for the six months ended June 30, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2023 and 2022, we recorded credits to environmental expenses aggregating $0.1 million and $17.5 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the six months ended June 30, 2023 and 2022, we increased the carrying values of certain of our properties by $1.7 million and $1.2 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $1.5 million and $1.9 million for the six months ended June 30, 2023 and 2022. Capitalized asset retirement costs were $33.5 million (consisting of $25.1 million of known environmental obligations and $8.4 million of reserves for future environmental obligations related to preexisting unknown contamination) as of June 30, 2023, and $33.2 million (consisting of $24.7 million of known environmental obligations and $8.5 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2022. We recorded impairment charges aggregating $1.3 million and $0.7 million for the six months ended June 30, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2023 and December 31, 2022, we had accrued $0.0 million and $0.3 million, respectively for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of the Second Restated Credit Agreement which provides for the Revolving Facility in an aggregate principal amount of $300.0 million. Borrowings under the Revolving Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. There were no borrowings outstanding at variable interest rates under the Restated Credit Agreement as of June 30, 2023.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2023, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first six months of 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2023

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