Form 10-Q
period 2023-09-30
GETTY REALTY CORP /MD/
filed 2023-10-26
CIK 1052752

+

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The registrant had outstanding 52,701,765 shares of common stock as of October 26, 2023.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Real estate:
Land	$858,121	$802,010
Buildings and improvements	819,748	707,352
Investment in direct financing leases, net	61,432	66,185
Construction in progress	591	578
Real estate held for use	1,739,892	1,576,125
Less accumulated depreciation and amortization	(259,209)	(232,812)
Real estate held for use, net	1,480,683	1,343,313
Real estate held for sale, net	3,568	3,757
Real estate, net	1,484,251	1,347,070
Notes and mortgages receivable	106,159	34,313
Cash and cash equivalents	5,496	8,713
Restricted cash	1,366	2,536
Deferred rent receivable	54,448	50,391
Accounts receivable	6,648	4,247
Right-of-use assets - operating	15,135	18,193
Right-of-use assets - finance	200	277
Prepaid expenses and other assets, net	105,004	96,555
Total assets	$1,778,707	$1,562,295
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under Revolving Credit Facility	$75,000	$70,000
Senior Unsecured Notes, net	673,343	623,492
Environmental remediation obligations	22,717	23,155
Dividends payable	23,209	20,576
Lease liability - operating	16,665	19,959
Lease liability - finance	649	1,518
Accounts payable and accrued liabilities, net	41,218	43,745
Total liabilities	852,801	802,445
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 52,701,316 and 46,734,790 shares issued and outstanding, respectively	527	467
Additional paid-in capital	1,011,137	822,340
Dividends paid in excess of earnings	(85,758)	(62,957)
Total stockholders’ equity	925,906	759,850
Total liabilities and stockholders’ equity	$1,778,707	$1,562,295

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Revenues from rental properties	$48,848	$41,533	$134,873	$121,330
Interest on notes and mortgages receivable	1,638	433	3,331	1,135
Total revenues	50,486	41,966	138,204	122,465
Operating expenses:
Property costs	8,710	5,719	18,221	15,669
Impairments	986	798	3,970	2,227
Environmental	313	632	977	(15,419)
General and administrative	5,745	5,024	17,942	15,412
Depreciation and amortization	11,288	9,962	32,580	29,514
Total operating expenses	27,042	22,135	73,690	47,403

Gain on dispositions of real estate	583	344	1,486	7,646

Operating income	24,027	20,175	66,000	82,708

Other income, net	89	33	383	373
Interest expense	(8,083)	(6,906)	(22,701)	(20,350)
Loss on extinguishment of debt	—	—	(43)	—
Net earnings	$16,033	$13,302	$43,639	$62,731

Basic earnings per common share:
Net earnings	$0.31	$0.27	$0.86	$1.31

Diluted earnings per common share:
Net earnings	$0.31	$0.27	$0.85	$1.31

Weighted average common shares outstanding:
Basic	50,621	46,734	49,088	46,729
Diluted	50,712	46,779	49,301	46,767

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$43,639	$62,731
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	32,580	29,514
Impairment charges	3,970	2,227
Gain on dispositions of real estate	(1,486)	(7,646)
Loss on extinguishment of debt	43	—
Deferred rent receivable	(4,057)	(2,445)
Amortization of above-market and below-market leases	(6)	13
Amortization of investment in direct financing leases	4,444	3,964
Amortization of debt issuance costs	752	706
Accretion expense	422	1,037
Stock-based compensation	4,162	3,543
Changes in assets and liabilities:
Accounts receivable	(2,419)	(876)
Prepaid expenses and other assets	(2,944)	(1,148)
Environmental remediation obligations	(3,917)	(21,086)
Accounts payable and accrued liabilities	(706)	(2,663)
Net cash flow provided by operating activities	74,477	67,871
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(192,988)	(63,288)
Capital expenditures	(185)	—
Addition to construction in progress	(204)	(49)
Proceeds from dispositions of real estate	4,347	11,610
Deposits for property acquisitions	6,438	—
Issuance of notes and mortgages receivable	(88,616)	(10,357)
Collection of notes and mortgages receivable	18,311	1,165
Net cash flow used in investing activities	(252,897)	(60,919)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	180,500	20,000
Repayments under Revolving Credit Facility	(175,500)	(80,000)
Proceeds from Senior Unsecured Notes	125,000	100,000
Repayments under Senior Unsecured Notes	(75,043)	—
Payment of debt issuance costs	(414)	(587)
Payment of finance lease obligations	(243)	(355)
Security deposits refunded	(1,154)	(50)
Payments of cash dividends	(63,768)	(58,660)
Payments in settlement of restricted stock units	(1,003)	(496)
Proceeds from issuance of common stock, net - February 2023 Forward Offering	71,531	—
Proceeds from issuance of common stock, net - 2021 ATM Program	114,127	(147)
Net cash flow provided by (used in) financing activities	174,033	(20,295)
Change in cash, cash equivalents and restricted cash	(4,387)	(13,343)
Cash, cash equivalents and restricted cash at beginning of period	11,249	26,461
Cash, cash equivalents and restricted cash at end of period	$6,862	$13,118
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$22,069	$19,536
Income taxes	604	653
Environmental remediation obligations	3,743	3,159
Non-cash transactions:
Dividends declared but not yet paid	$23,209	$19,619
Issuance of notes and mortgages receivable related to property dispositions	—	1,050

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

Our portfolio includes convenience stores, car wash properties, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,080 properties as of September 30, 2023 are located in 40 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate, and our company is headquartered in New York, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators for impairments of any of our direct financing leases during the three and nine months ended September 30, 2023 and 2022. For the three and nine months ended September 30, 2023, we did not record any additional allowance for credit losses.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. The ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of September 30, 2023 and December 31, 2022, the allowance for credit losses on notes and mortgages receivable was $278,000.

We also originate construction loans and development financing for the construction of income-producing properties which we expect to purchase via sale-leaseback transactions at the end of the construction period. During the nine months ended September 30, 2023, we funded $46,582,000, including accrued interest, and, as of September 30, 2023, had outstanding $55,338,000 of such construction loans and development financing, including accrued interest. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire real estate assets under construction through sale-leaseback transactions and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases. During the nine months ended September 30, 2023, we funded $44,213,000 of such investments and, as of September 30, 2023, had a total of $44,213,000 of such investments recorded in notes and mortgages receivable.

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

We recorded impairment charges aggregating $986,000 and $3,970,000 for the three and nine months ended September 30, 2023, respectively, and $798,000 and $2,227,000 for the three and nine months ended September 30, 2022, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, which resulted in no impairment charges during the nine months ended September 30, 2023 and impairment charges of $695,000 during the nine months ended September 30, 2022, and (ii) discounted cash flow models, which resulted in impairment charges of $1,645,000 during the nine months ended September 30, 2023 and no impairment charges during the nine months ended September 30, 2022. In addition, during the nine months ended September 30, 2023 and 2022, impairment charges of $2,325,000 and $1,532,000, respectively, resulted from the accumulation of asset retirement costs at certain properties due to changes in estimates associated with our estimated environmental liabilities, which increased the carrying values of these properties in excess of their fair values.

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

NOTE 3. — LEASES

As Lessor

As of September 30, 2023, our portfolio included 1,080 properties of which we owned 1,042 properties and leased 38 properties from third-party landlords. These 1,080 properties are located in 40 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store retailers, petroleum distributors, car wash operators and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties were $48,848,000 and $134,873,000 for the three and nine months ended September 30, 2023, respectively, and $41,533,000 and $121,330,000 for the three and nine months ended September 30, 2022, respectively. Rental income included in revenues from rental properties, which includes base rental income and additional income, if any, based on the aggregate volume of fuel sold at certain properties, was $41,244,000 and $120,206,000 for the three and nine months ended September 30, 2023, respectively, and $37,396,000 and $110,995,000 for the three and nine months ended September 30, 2022, respectively.

In accordance with GAAP, we recognize rental revenue in amounts that vary from the base rental amount contractually due from tenants during the periods presented. Revenues from rental properties include (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and (iv) the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”). Revenue Recognition Adjustments included in revenues from rental properties resulted in an increase in revenue for the three months ended September 30, 2023 of $66,000, a reduction in revenue of $380,000 for the nine months ended September 30, 2023, and reductions in revenue of $505,000 and $1,530,000 for the three and nine months ended September 30, 2022, respectively.

Tenant reimbursements, which are also included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $7,538,000 and $15,047,000 for the three and nine months ended September 30, 2023, respectively, and $4,642,000 and $11,865,000 for the three and nine months ended September 30, 2022, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of September 30, 2023 and December 31, 2022 are as follows (in thousands):

	September 30, 2023	December 31, 2022
Lease payments receivable	$75,123	$85,336
Unguaranteed residual value	13,928	13,928
Unearned Income	(26,724)	(32,184)
Allowance for credit losses	(895)	(895)
Total	$61,432	$66,185

In accordance with ASU 2016-13, as of September 30, 2023 and December 31, 2022, we had recorded an allowance for credit losses of $895,000 on investment in direct financing leases.

Minimum Rents Due

As of September 30, 2023, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$38,828	$13,213
2024	155,021	13,290
2025	155,776	11,089
2026	147,718	10,131
2027	140,788	10,057
Thereafter	957,453	17,343
Total	$1,595,584	$75,123

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2023
Assets
Right-of-use assets - operating	$15,135
Right-of-use assets - finance	200
Total lease assets	$15,335
Liabilities
Lease liability - operating	$16,665
Lease liability - finance	649
Total lease liabilities	$17,314

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.8
Finance leases	4.7
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	15.10%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$800	$905	$2,383	$2,756
Finance lease cost
Amortization of leased assets	79	125	243	355
Interest on lease liabilities	33	85	176	273
Short-term lease cost	—	—	—	—
Total lease cost	$912	$1,115	$2,802	$3,384

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$847	$949	$2,619	$2,839
Operating cash flows for finance leases	33	85	176	273
Financing cash flows for finance leases	79	125	243	355

As of September 30, 2023, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2023	$806	$340
2024	3,195	228
2025	2,810	146
2026	2,661	74
2027	2,241	-
Thereafter	8,452	-
Total lease payments	20,165	788
Less: amount representing interest	(3,500)	(139)
Present value of lease payments	$16,665	$649

Major Tenants

As of September 30, 2023 and 2022, we had three significant tenants by revenue:

	September 30, 2023		September 30, 2022
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	150	15.0%	128	14.0%
Global Partners LP (NYSE: GLP)	150	15.0%	150	16.0%
APRO, LLC (d/b/a United Oil)	77	10.0%	78	11.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of September 30, 2023, 325 of the properties we own or lease were previously leased to Marketing, of which 300 properties are subject to long-term triple-net leases with petroleum distributors across 12 separate portfolios and 22 properties are leased as single unit triple-net leases (an additional two properties are under redevelopment and one is vacant). The portfolio leases covering properties previously leased to Marketing are unitary triple-net lease agreements with an average remaining lease term of approximately 5.0 years and multiple renewal terms. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of these leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the portfolio leases require the tenants to invest capital in our properties, substantially all of which is related to the replacement of USTs that are owned by our tenants. As of September 30, 2023, we have a remaining commitment to fund up to $6,523,000 in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through September 30, 2023, we have removed $13,813,000 of asset retirement obligations and $10,808,000 of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $726,000 (net of accumulated amortization of $2,279,000) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2023 and December 31, 2022, we had accrued $0 and $285,000, respectively, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Revolving Credit Facility and our Senior Unsecured Notes are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Revolving Credit Facility	October 2025	6.70%	$75,000	$70,000
Series B Notes	June 2023	5.35%	—	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	—
Total debt			750,000	695,000
Unamortized debt issuance costs, net (a)			(3,207)	(3,545)
Total debt, net			$746,793	$691,455

(a)
Unamortized debt issuance costs related to the Revolving Credit Facility were $1,550 and $2,036 as of September 30, 2023 and December 31, 2022, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Revolving Credit Facility

In October 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $300,000,000 and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300,000,000, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Second Restated Credit Agreement.

The Revolving Credit Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Revolving Credit Facility.

In December 2022, we entered into the First Amendment to the Second Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period

The per annum rate of the unused line fee on the undrawn funds under the Revolving Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Credit Facility.

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

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, and Series Q Notes are collectively referred to the (“Senior Unsecured Notes”).

Covenants

The Revolving Credit Facility and our Senior Unsecured Notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Revolving Credit Facility and our Senior Unsecured Notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the senior unsecured notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Revolving Credit Facility and our Senior Unsecured Notes, and could result in the acceleration of our indebtedness under the Revolving Credit Facility and our Senior Unsecured Notes. We may also be prohibited from drawing funds under the Revolving Credit Facility if there is any event or condition that constitutes an event of default or that, with the giving of any notice, the passage of time, or both, would be an event of default.

As of September 30, 2023, we are in compliance with all of the material terms of the Revolving Credit Facility and our Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Senior Unsecured Notes	Total
2023	—	—	—
2024	—	—	—
2025 (a)	75,000	50,000	125,000
2026	—	—	—
2027	—	—	—
Thereafter	—	625,000	625,000
Total	$75,000	$675,000	$750,000

(a)
The Revolving Credit Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term of the Revolving Credit Facility for two six-month periods to October 2026.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23,543,000 of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the nine months ended September 30, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11,167,000 of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2023, we had accrued a total of $22,717,000 for our prospective environmental remediation obligations, consisting of (i) $10,289,000 of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (ii) $12,428,000 of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23,155,000 for our prospective environmental remediation obligations, consisting of (i) $10,797,000 of known reserve liabilities and (ii) $12,358,000 of unknown reserve liabilities.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $422,000 and $1,037,000 of net accretion expense was recorded for the nine months ended September 30, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2023 and 2022, we recorded credits to environmental expenses aggregating $176,000 and $17,927,000, respectively (of which $37,000 and $1,816,000, respectively, were related to property that were previously disposed by us), where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2023 and 2022, we increased the carrying values of certain of our properties by $3,222,000 and $1,714,000, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the nine months ended September 30, 2023 and 2022 was $2,225,000 and $2,808,000, respectively. Capitalized asset retirement costs were $33,850,000 (consisting of $25,380,000 of known environmental obligations and $8,470,000 of reserves for future environmental obligations related to preexisting unknown contamination) as of September 30, 2023, and $33,213,000 (consisting of $24,742,000 of known environmental obligations and $8,471,000 of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2022. We recorded impairment charges aggregating $2,325,000 and 1,532,000 for the nine months ended September 30, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

NOTE 7. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2023	50,501	$505	$938,163	$(78,582)	$860,086
Net earnings				16,033	16,033
Dividends declared — $0.43 per share				(23,209)	(23,209)
Proceeds from issuance of common stock, net - February 2023 Forward Offering	2,200	22	71,564	—	71,586
Shares issued pursuant to 2021 ATM Program, net	—	—	(45)	—	(45)
Shares issued pursuant to dividend reinvestment	1	—	12	—	12
Stock-based compensation/settlements	—	—	1,443	—	1,443
BALANCE, SEPTEMBER 30, 2023	52,702	$527	$1,011,137	$(85,758)	$925,906

BALANCE, DECEMBER 31, 2022	46,735	$467	$822,340	$(62,957)	$759,850
Net earnings				43,639	43,639
Dividends declared — $1.29 per share				(66,440)	(66,440)
Shares issued pursuant to February 2023 Forward Offering, net	2,200	22	71,509	—	71,531
Shares issued pursuant to 2021 ATM Program, net	3,721	38	114,089	—	114,127
Shares issued pursuant to dividend reinvestment	1	—	40	—	40
Stock-based compensation/settlements	45	—	3,159	—	3,159
BALANCE, SEPTEMBER 30, 2023	52,702	$527	$1,011,137	$(85,758)	$925,906

	Common Stock		Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Capital	Of Earnings	Total
BALANCE, JUNE 30, 2022	46,733	$467	$819,976	$(63,376)	$757,067
Net earnings				13,302	13,302
Dividends declared — $0.41 per share				(19,619)	(19,619)
Shares issued pursuant to 2012 ATM Program, net	—	—	(64)	—	(64)
Shares issued pursuant to dividend reinvestment	1	—	14	—	14
Stock-based compensation/settlements	—	—	1,227	—	1,227
BALANCE, SEPTEMBER 30, 2022	46,734	$467	$821,153	$(69,693)	$751,927

BALANCE, DECEMBER 31, 2021	46,716	$467	$818,209	$(73,568)	$745,108
Net earnings				62,731	62,731
Dividends declared — $1.23 per share				(58,856)	(58,856)
Shares issued pursuant to 2021 ATM Program, net	—	—	(147)	—	(147)
Shares issued pursuant to dividend reinvestment	2	—	44	—	44
Stock-based compensation/settlements	16	—	3,047	—	3,047
BALANCE, SEPTEMBER 30, 2022	46,734	$467	$821,153	$(69,693)	$751,927

On March 1, 2023, our Board of Directors granted 253,075 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2022, our Board of Directors granted 238,850 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Common Stock Offering

In February 2023, we completed a follow-on public offering of 3,450,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 450,000 shares, in connection with forward sales agreements (the “February 2023 Forward Offering”). During the three months ended September 30, 2023, we settled 2,200,000 shares of common stock from the February 2023 Forward Offering, realizing net proceeds of $71,531,000. We expect to settle the remaining 1,250,000 of common stock from the February 2023 Forward Offering by February 2024 via physical delivery of the outstanding shares of common stock in exchange for cash proceeds which we anticipate to be approximately $40,763,000.

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

ATM Direct Issuances

During the three and nine months ended September 30, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the nine months ended September 30, 2023, the Company settled 3,721,366 shares of common stock subject to forward sale agreements under the 2021 ATM Program for net proceeds of $114,127,000, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of September 30, 2023, no shares remain subject to forward sale agreements under the 2021 ATM Program.

As of September 30, 2023, we had entered into forward sale agreements to sell an aggregate of 217,561 shares of common stock at an average gross offering price of $34.97 per share under the ATM Program. No shares were settled during the three and nine months ended September 30, 2023 under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

Dividends

For the nine months ended September 30, 2023, we paid regular quarterly dividends of $63,808,000 or $1.29 per share. For the nine months ended September 30, 2022, we paid regular quarterly dividends of $58,704,000 or $1.23 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2023 and 2022, we issued 1,178 and 1,512 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $40,000 and $44,000, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $4,162,000 and $3,543,000 for the nine months ended September 30, 2023 and 2022, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$16,033	$13,302	$43,639	$62,731
Less earnings attributable to RSUs outstanding	(546)	(458)	(1,639)	(1,465)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	15,487	12,844	42,000	61,266
Weighted average common shares outstanding:
Basic	50,621	46,734	49,088	46,729
Incremental shares from stock-based compensation	91	45	49	38
Incremental shares from ATM Program forward agreements	—	—	124	—
Incremental shares from the February 2023 Forward Offering	—	—	40	—
Diluted	50,712	46,779	49,301	46,767
Basic earnings per common share	$0.31	$0.27	$0.86	$1.31
Diluted earnings per common share	$0.31	$0.27	$0.85	$1.31

NOTE 9. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2023, the fair value of the borrowings under the Revolving Credit Facility was $75,600,000. As of December 31, 2022, the carrying value of the borrowings under the Revolving Credit Facility approximated fair value. As of September 30, 2023 and December 31, 2022, the fair value of the borrowings under our Senior Unsecured Notes was $558,800,000 and $541,000,000, respectively. The fair value of the borrowings outstanding as of September 30, 2023 and December 31, 2022 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

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

The following summarizes as of September 30, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,370	$—	$—	$1,370
Liabilities:
Deferred compensation	$—	$1,370	$—	$1,370

The following summarizes as of December 31, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,208	$—	$—	$1,208
Liabilities:
Deferred compensation	$—	$1,208	$—	$1,208

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of September 30, 2023 and December 31, 2022, of $588,000 and $1,833,000, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 10. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2023, three properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022
Land	$2,371	$2,707
Buildings and improvements	1,973	2,103
	4,344	4,810
Accumulated depreciation and amortization	(776)	(1,053)
Real estate held for sale, net	$3,568	$3,757

During the nine months ended September 30, 2023, we sold five properties, resulting in an aggregate gain of $1,159,000 and received funds from one partial property condemnation resulting in a gain of $11,000, which is included in gains on dispositions of real estate in our consolidated statements of operations. In addition, during the nine months ended September 30, 2023, we realized a gain of $316,000 related to the termination of one of our leases at a property where we were both the lessee and lessor. As such, we have derecognized the assets and liabilities associated with this lease. There were no payments received upon the termination of the lease.

NOTE 11. — PROPERTY ACQUISITIONS

2023

During the nine months ended September 30, 2023, we acquired fee simple interests in 37 properties for an aggregate purchase price of $192,988,000 as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases/Prepaid Rent Receivable	Below Market Leases/Prepaid Rent Liability
Car wash properties	23	$123,416	$34,481	$75,759	$13,096	$637	$(557)
Convenience stores (a)	10	61,392	21,313	34,245	5,834	—	—
Drive thru QSRs	3	6,094	2,625	2,737	583	149	—
Auto service centers	1	2,086	894	990	202	—	—
	37	$192,988	$59,313	$113,731	$19,715	$786	$(557)

(a)
Purchase price and land allocation include $913,000 related to the acquisition of a land parcel adjacent to an existing site which was subsequently combined with the existing site into a single property upon redevelopment of the existing site.

In addition, as part of larger sale-leaseback transactions that included nine of the car wash properties referenced above, we acquired thirteen car wash properties that were under construction for $39,998,000 and committed to provide additional funding to our tenant during the construction period to complete the development of these properties. These thirteen properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases. During the nine months ended September 30, 2023, additional fundings of $4,215,000 were provided. As of September 30, 2023, we have funded a total of $44,213,000 related to these thirteen properties.

This transaction also includes provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2022

During the nine months ended September 30, 2022, we acquired fee simple interests in 16 properties for an aggregate purchase price of $63,288,000 as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Above Market Leases	Below Market Leases
Car wash properties	13	$55,117	$10,066	$41,177	$4,489	$403	$(1,018)
Convenience stores	3	$8,171	$5,136	$2,363	$672	—	—
	16	$63,288	$15,202	$43,540	$5,161	$403	$(1,018)

NOTE 12. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2023, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from September 30, 2023, through the date the financial statements were issued.

On October 17, 2023, we entered into a term loan agreement with Bank of America, N.A., as Administrative Agent and BofA Securities, Inc., J.P. Morgan Chase Bank, N.A., TD Bank, N.A., and Capital One, N.A. as joint lead arrangers that provides for a senior unsecured term loan (the “Term Loan”) in an aggregate principal amount of $150,000,000. The Term Loan matures October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

The Term Loan is comprised of (i) an initial principal amount of $75,000,000 that was funded in a single draw at closing and (ii) an additional principal amount of $75,000,000 that can be funded in a single draw at our option any time on or prior to the 180th day following the closing date.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150,000,000 to swap SOFR for the effective fixed interest rate of 6.13%.

The Term Loan contains customary covenants that are substantially similar to those under our Revolving Credit Facility.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience stores, express tunnel car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive-thru quick service restaurants; substantial compliance of our properties with federal, state and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; the impact of COVID-19 on our business and results of operations; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of USTs; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; FFO and AFFO as measures that represent our core operating performance and its utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our Revolving Credit Facility and available cash and cash equivalents; our continued compliance with the covenants of our Revolving Credit Facility and our Senior Unsecured Notes; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

General

Real Estate Investment Trust

We are a REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. As of September 30, 2023, our portfolio included 1,080 properties of which we owned 1,042 properties and leased 38 properties from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Our 1,080 properties, as of September 30, 2023, are located in 40 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retail property, including drive-thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of September 30, 2023, we leased 1,074 of our properties to tenants under triple-net leases, including 898 properties leased under 43 separate unitary or master triple-net leases, and 176 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of September 30, 2023, our weighted average remaining lease term, excluding renewal options, was 9.0 years.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced.

As of September 30, 2023, we were also actively redeveloping three of our properties as new convenience stores or for alternative single tenant retail uses, and three of our properties were vacant.

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

During the nine months ended September 30, 2023, we invested $266.7 million across 70 properties, including the acquisition of fee simple interests in 37 properties for an aggregate purchase price of $193.0 million (of which $175.9 million was invested during the nine months ended September 30, 2023 and $17.1 million was previously invested as construction loan advances that were repaid upon acquisition of the subject property). In addition, we acquired fee simple interests in 13 properties under construction for an aggregate of $40.0 million, funded an additional $4.2 million of development costs subsequent to the acquisition, and are committed to providing additional funding during the construction period to complete these projects. We also advanced new construction loans and development financing in the aggregate amount of $46.6 million, including accrued interest, for the development of 20 new-to-industry car wash properties, convenience stores, and auto service centers.

During the nine months ended September 30, 2022, we invested $73.7 million across 21 properties, including the acquisition of fee simple interests in 16 properties for an aggregate purchase price of $63.3 million. We also advanced new construction loans in the aggregate amount of $10.9 million, including accrued interest, for the development of five new-to-industry car wash properties and convenience stores.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently occupied by gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches and specialty retail. We believe that the redeveloped properties can be leased or sold at higher values than their current use. During the nine months ended September 30, 2023, rent commenced on two redevelopment projects. Since the inception of our redevelopment program in 2015, we have completed 28 redevelopment projects.

As of September 30, 2023, we had three properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net earnings	$16,033	$13,302	$43,639	$62,731
Depreciation and amortization of real estate assets	11,288	9,962	32,580	29,514
Gains on dispositions of real estate	(583)	(344)	(1,486)	(7,646)
Impairments	986	798	3,970	2,227
Funds from operations (FFO)	27,724	23,718	78,703	86,826
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,582)	(863)	(4,057)	(2,446)
Amortization of above and below market leases, net	(285)	(300)	(822)	(890)
Amortization of investments in direct financing leases	1,521	1,365	4,444	3,964
Amortization of lease incentives	280	303	815	902
Total revenue recognition adjustments	(66)	505	380	1,530
Environmental Adjustments
Accretion expense	144	215	422	1,037
Changes in environmental estimates	(98)	(393)	(175)	(17,927)
Environmental litigation accruals	—	279	—	279
Insurance reimbursements	(86)	—	(138)	(44)
Total environmental adjustments	(40)	101	109	(16,655)
Other Adjustments
Stock-based compensation expense	1,443	1,227	4,162	3,543
Amortization of debt issuance costs	249	238	752	706
Loss on extinguishment of debt	—	—	43	—
Retirement and severance costs	90	—	939	77
Total other adjustments	1,782	1,465	5,896	4,326
Adjusted Funds from operations (AFFO)	$29,400	$25,789	$85,088	$76,027

Basic per share amounts:
Net earnings	$0.31	$0.27	$0.86	$1.31
FFO (a)	0.53	0.50	1.56	1.81
AFFO (a)	0.57	0.54	1.69	1.59
Diluted per share amounts:
Net earnings	$0.31	$0.27	$0.85	$1.31
FFO (a)	0.53	0.50	1.56	1.81
AFFO (a)	0.57	0.54	1.68	1.59
Weighted average common shares outstanding:
Basic	50,621	46,734	49,088	46,729
Diluted	50,712	46,779	49,301	46,767

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	1	2022
FFO	$679	$554	$1,986		$2,028
AFFO	720	602	2,147		1,775

Results of Operations

The following discussion describes our results of operations for the three months ended September 30, 2023.

Three months ended September 30, 2023, compared to the three months ended September 30, 2022

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Revenues:
Revenues from rental properties	$48,848	$41,533	$7,315
Interest on notes and mortgages receivable	1,638	433	1,205

Operating expenses:
Property costs	8,710	5,719	2,991
Impairments	986	798	188
Environmental	313	632	(319)
General and administrative	5,745	5,024	721
Depreciation and amortization	11,288	9,962	1,326

Other items:
Gains on dispositions of real estate	583	344	239
Interest expense	8,083	6,906	1,177

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Rental income	$41,244	$37,396	$3,848
Revenue recognition adjustments	66	(505)	571
Tenant reimbursement income	7,538	4,642	2,896
Total revenues from rental properties	48,848	41,533	7,315

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

The following table presents the results for property costs for the three months ended September 30, 2023, as compared to the three months ended September 30, 2022 (in thousands):

	For the Three Months Ended September 30,
	2023	2022	$ Change
Property operating expenses	$8,426	$5,593	$2,833
Leasing and redevelopment expenses	284	126	158
Total property costs	8,710	5,719	2,991

The increase in property operating expenses was primarily due to an increase in reimbursable real estate taxes, partially offset by lower rent expense. The increase in leasing and redevelopment expenses was primarily due to an increase in professional fees and demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for both the three months ended September 30, 2023 and the three months ended September 30, 2022 were attributable to the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values.

Environmental Expenses

The difference in environmental expenses for the three months ended September 30, 2023 was primarily due to lower legal and professional fees and accretion expense. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the disposition of two properties during the three months ended September 30, 2023 and three properties during the three months ended September 30, 2022.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended September 30, 2023, as compared to the three months ended September 30, 2022.

Nine Months Ended September 30, 2023, compared to the nine months ended September 30, 2022

The following table presents select data and comparative results from our consolidated statements of operations for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Revenues:
Revenues from rental properties	$134,873	$121,330	$13,543
Interest on notes and mortgages receivable	3,331	1,135	2,196

Operating expenses:
Property costs	$18,221	$15,669	$2,552
Impairments	3,970	2,227	1,743
Environmental	977	(15,419)	16,396
General and administrative	17,942	15,412	2,530
Depreciation and amortization	32,580	29,514	3,066

Other items:
Gains on dispositions of real estate	$1,486	$7,646	$(6,160)
Interest expense	22,701	20,350	2,351

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Rental income	$120,206	$110,995	$9,211
Revenue recognition adjustments	(380)	(1,530)	1,150
Tenant reimbursement income	15,047	11,865	3,182
Total revenues from rental properties	$134,873	$121,330	$13,543

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

The following table presents the results for property costs for the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022 (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Property operating expenses	$17,655	$14,999	$2,656
Leasing and redevelopment expenses	566	670	(104)
Total property costs	$18,221	$15,669	$2,552

The increase in property operating expenses was primarily due to an increase in reimbursable real estate taxes, partially offset by lower rent expense. The decrease in leasing and redevelopment expenses was primarily due to a reduction in demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties. Impairment charges for the nine months ended September 30, 2022 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The difference in environmental expenses for the nine months ended September 30, 2023 was primarily due to the change in estimates related to unknown environmental liabilities and lower accretion expenses. Specifically, during the nine months ended September 30, 2022, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $17.1 million of unknown reserve liabilities which had previously been accrued for these properties. This resulted in a net credit of $16.6 million being recorded to environmental expense for the nine months ended September 30, 2022.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $2.2 million increase in employee-related expenses, including a $0.9 million of non-recurring retirement and severance costs and a $0.6 million increase in stock-based compensation.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the sale of five properties and one lease termination during the nine months ended September 30, 2023 and the disposition of 19 properties during the nine months ended September 30, 2022.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the nine months ended September 30, 2023, as compared to the nine months ended September 30, 2022.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt and environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions.

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Revolving Credit Facility, proceeds from the settlement of shares of common stock subject to forward sale agreements under our ATM Program and the February 2023 Forward Offering, and available cash and cash equivalents.

As of September 30, 2023, we had $225.0 million of availability under our Revolving Credit Facility, approximately 1.5 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $48.4 million of gross proceeds upon settlement, and cash and cash equivalents of $6.9 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the nine months ended September 30, 2023 and 2022, are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2023	2022	$ Change
Net cash flow provided by operating activities	$74,477	$67,871	$6,606
Net cash flow used in investing activities	(252,897)	(60,919)	(191,978)
Net cash flow provided by (used in) financing activities	174,033	(20,295)	194,328

Operating Activities

The change in net cash flow provided by operating activities for the nine months ended September 30, 2023 and 2022 is primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

Our investing activities are primarily real estate-related transactions. Because we generally lease our properties on a triple-net basis, we have not historically incurred significant capital expenditures other than those related to investments in real estate and our redevelopment activities. The increase in net cash flow used in investing activities was primarily due to an increase of $129.7 million for property acquisitions, an increase of $78.2 million in issuance of notes and mortgages receivable, and a decrease of $7.3 million in proceeds from dispositions of real estate, partially offset by an increase of $6.4 million in deposits on property acquisitions and an increase of $17.1 million in collection of notes and mortgages receivable for the nine months ended September 30, 2023.

Financing Activities

The increase in net cash flow provided by financing activities was primarily due to an increase in net proceeds from the issuance of common stock under the ATM Program of $114.2 million, an increase in net proceeds from the issuance of common stock in connection with the February 2023 Forward Offering of $71.5 million, and an increase of $65.0 million in net borrowings under the Revolving Credit Facility, partially offset by a decrease in net borrowings from Senior Unsecured Notes of $50.0 million, and an increase of $5.1 million in payments of cash dividends.

Revolving Credit Facility

In October 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Credit Facility.

The Revolving Credit Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Revolving Credit Facility.

In December 2022, we entered into the First Amendment to the Second Restated Credit Agreement to transition the applicable interest rates and default rate thereunder from LIBOR-based rates to SOFR-based rates. Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Credit Facility.

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

Term Loan

On October 17, 2023, we entered into a term loan credit agreement with Bank of America, N.A., as Administrative Agent and BofA Securities, Inc., J.P. Morgan Chase Bank, N.A., TD Bank, N.A., and Capital One, N.A. as joint lead arrangers that provides for a senior unsecured term loan (the "Term Loan") in an aggregate principal amount of $150.0 million. The Term Loan matures October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and (ii) an additional principal amount of $75.0 million that can be funded in a single draw at the Company’s option any time on or prior to the 180th day following the closing date.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to swap SOFR for an effective fixed interest rate of 6.13%.

The Term Loan contains customary covenants that are substantially similar to those under our Revolving Credit Facility.

Common Stock Offering

In February 2023, we completed a follow-on public offering of 3,450,000 shares of common stock, including the full exercise of the underwriters’ option to purchase 450,000 shares, in connection with forward sales agreements (the "February 2023 Forward Offering"). During the three months ended September 30, 2023, we settled 2,200,000 shares of common stock from the February 2023 Forward Offering, realizing net proceeds of $71.6 million. We expect to settle the remaining 1,250,000 of common stock from the February 2023 Forward Offering by February 2024 via physical delivery of the outstanding shares of common stock in exchange for cash proceeds which we anticipate to be approximately $40.8 million.

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

ATM Direct Issuances

During the three and nine months ended September 30, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the nine months ended June 30, 2023, we settled 3,721,366 shares of common stock subject to forward sale agreements under the 2021 ATM Program for net proceeds of $114.1 million, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of September 30, 2023, no shares remain subject to forward sale agreements under the 2021 ATM Program.

As of September 30, 2023, we had entered into forward sale agreements to sell an aggregate of 217,561 shares of common stock at an average gross offering price of $34.97 per share under the ATM Program. No shares were settled during the three and nine months ended September 30, 2023 under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2023 were $63.8 million, or $1.29 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the nine months ended September 30, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.2 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation (using a range of 2.0% to 2.75%), and then discount them to present value (using a range of 4.0% to 7.0%). We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2023, we had accrued a total of $22.7 million for our prospective environmental remediation obligations. This accrual consisted of (i) $10.3 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (ii) $12.4 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23.2 million for our prospective environmental remediation obligations. This accrual consisted of (i) $10.8 million of known reserve liabilities and (ii) $12.4 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.4 million and $1.0 million of net accretion expense was recorded for the nine months ended September 30, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2023 and 2022, we recorded credits to environmental expenses aggregating $0.2 million and $17.9 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2023 and 2022, we increased the carrying values of certain of our properties by $3.2 million and $1.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $2.2 million and $2.8 million for the nine months ended September 30, 2023 and 2022. Capitalized asset retirement costs were $33.8 million (consisting of $25.4 million of known environmental obligations and $8.4 million of reserves for future environmental obligations related to preexisting unknown contamination) as of September 30, 2023, and $33.2 million (consisting of $24.7 million of known environmental obligations and $8.5 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2022. We recorded impairment charges aggregating $2.3 million and $1.5 million for the nine months ended September 30, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2023 and December 31, 2022, we had accrued $0.0 million and $0.3 million, respectively for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2022, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of borrowings under our Revolving Credit Facility which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. Based on our outstanding borrowings under our Revolving Credit Facility of $75.0 million as of September 30, 2023, an increase in market interest rates of 1.0% for 2023 would decrease our 2023 net income and cash flows by $0.2 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2023, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first nine months of 2023, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Term Loan Agreement, dated October 17, 2023, among Getty Realty Corp. and and Bank of America, N.A., as Administrative Agent and BofA Securities, Inc., J.P. Morgan Chase Bank, N.A., TD Bank, N.A., and Capital One, N.A. as joint lead arrangers.

Filed herewith.
31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2023

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