Form 10-K
period 2023-12-31
GETTY REALTY CORP /MD/
filed 2024-02-15
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2023

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

The aggregate market value of common stock held by non-affiliates (based on 45,645,485 shares of common stock at a closing price per share of the registrant’s common stock on the New York Stock Exchange at $33.82) of the Company was $1,543,700,000 as of June 30, 2023.

The registrant had outstanding 53,958,814 shares of common stock as of February 15, 2024.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2024 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2023, pursuant to Regulation 14A.

III

Auditor’s PCAOB ID Number:	238	Auditor’s Name:	PricewaterhouseCoopers LLP	Auditor’s Location	New York, New York

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act“), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. (All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Annual Report on Form 10-K.)

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our statements regarding our network of convenience stores, express tunnel car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive-thru quick service restaurants; substantial compliance of our properties with federal, state, and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory, and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; negative impacts from geopolitical uncertainty on the global economy or on our tenants’ businesses, financial position or results of operations, including from COVID-19 or outbreaks of other highly infectious or contagious diseases, and terrorist attacks and other acts of violence, including current conflicts in Europe and the Middle East; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of underground storage tanks; the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; FFO and AFFO as measures that represent our core operating performance and its utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections, and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates, and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state, and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from underground storage tanks ("UST“) funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our revolving credit facility, and available cash and cash equivalents; our continued compliance with the covenants in our credit and notes agreements; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a REIT.

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,093 properties as of December 31, 2023 are located in 40 states and Washington, D.C., and our tenants operate under a variety of national and regional brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate.

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

Our company is headquartered in New York, New York and as of February 15, 2024, we had 32 employees.

Recent Developments

Our investment strategy is predicated on the belief that automobility will remain the dominant form of consumer transportation in the United States and that mobile consumers increasingly prioritize convenience, speed, and service. During the year ended December 31, 2023, we invested more than $325.0 million, a record year for the Company, and continued to grow and diversify our portfolio of convenience, automotive and other freestanding retail properties through fee simple acquisitions and development funding advances for the construction of new-to-industry assets. We were able to accretively fund this investment activity through thoughtful capital markets execution that included our first common stock offering since 2017, active use of our at-the-market equity offering program, and a new unsecured term loan from a group of our existing lenders.

During the year ended December 31, 2023, we acquired fee simple interests in 54 operating properties for $248.1 million (of which $211.7 million was invested in 2023 and $36.4 million represents development funding advances made prior to 2023). The properties we acquired included 26 express tunnel car washes, 13 automotive services centers, 12 convenience stores, and three drive-thru quick service restaurants. In addition, we acquired fee simple interests in 14 under construction car wash properties for $44.8 million and committed to provide additional funding to complete these projects, and advanced incremental development funding totaling $70.7 million for the construction of these and 15 other new-to-industry express tunnel car washes, convenience stores, and auto service centers. As a result of this investment activity, we added ten new tenants to our portfolio, expanded our relationships with several existing tenants, and added or increased exposure to a number of attractive metropolitan areas, including Atlanta, Charleston (SC), Jacksonville, Las Vegas, Phoenix, and Riverside (CA). For additional information regarding our property acquisitions see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

During the year ended December 31, 2023, we sold nine properties that generated gross proceeds of approximately $12.0 million and reduced our exposure to certain properties, tenants, and/or geographies that no longer met our long-term investment criteria. For additional information regarding our property dispositions see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

During the year ended December 31, 2023, we raised more than $144.0 million of gross equity proceeds through the sale of 4,499,500 common shares subject to forward sales agreements, including 3,450,000 shares ($112.1 million of net proceeds) in a follow-on public offering and 1,049,050 shares through our at-the-market equity offering program ($32.2 million of gross proceeds). As of December 31, 2023, the 1,049,050 shares sold under our at-the-market equity offering program remained subject to forward equity agreements and we expect to settle these shares within 12 months of the respective agreement dates. For additional information regarding our equity issuance see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In October 2023, we entered into a new senior unsecured term loan with a group of existing lenders for an aggregate principal amount of $150.0 million. An initial principal amount of $75.0 million was funded at closing, and an additional principal amount of

$75.0 million can be funded at our option any time on or prior to April 14, 2024. The term loan matures October 17, 2025, with one twelve-month extension at our option, and the effective interest rate on the term loan was 6.1% as of December 31, 2023. Proceeds from the funding were used for general corporate purposes, including to repay amounts outstanding under our revolving credit facility and to fund investment activity. For additional information regarding our new term loan see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Our Properties

As of December 31, 2023, our portfolio included 1,093 properties, of which we owned 1,056 properties and leased 37 properties from third-party landlords. Our properties are located in 40 states and Washington D.C. and includes a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, automotive parts retailer, or certain other freestanding retailers, including drive-thru quick service restaurants. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2023, we leased 1,089 of our properties to tenants under triple-net leases, including 911 properties leased under 44 separate unitary or master triple-net leases, and 178 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2023, our weighted average remaining lease term, excluding renewal options, was 8.9 years.

Substantially all of our properties are leased to convenience store operators, petroleum distributors, express tunnel car wash operators, and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors – Significant number of our tenants depend on the same industry for their revenues” in this Form 10-K.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for pre-existing environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

As of December 31, 2023, we were also actively redeveloping two of our properties for alternative single tenant retail uses, and two of our properties were vacant.

Human Capital Resources

As of December 31, 2023, we had 32 full-time employees, all of which are located in our New York office.

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

We prioritize empathy and flexibility to support the safety, health, and security of each member of our team and ensure they are able to meet their personal and family needs, as well as their professional goals. We maintain a permanent hybrid work schedule, allowing team members to work from home two days per week and maintain other policies that support the overall health and wellness of our people and our office space.

We appreciate the important role that our team and the Company play in the communities in which we live and operate. We provide team members with work schedule flexibility and opportunities to support causes and organizations that are meaningful to them. We actively promote our Getty Gives program to facilitate volunteerism and charitable contributions in support of our communities and other causes meaningful to our team members. In 2023, our team participated in our first company-wide community service event with Rethink Food where we worked alongside the Rethink Food team to transform surplus food into meals for distribution to underserved communities. In addition, we made corporate donations to RxArt, an organization that helps children heal through the extraordinary power of visual art, and Remember Me Rescue NY, a foster based animal rescue on Long Island, NY, and matched individual contributions made by our team members to over 20 different charitable organizations serving a wide range of causes.

We participate in annual performance reviews with our employees and hold periodic meetings with employees to gather feedback, discuss opportunities to participate in various professional development programs, and improve the overall employee experience. Our recruiting efforts, compensation and advancement are all based on qualifications, performance, skills and experience. We continue to emphasize employee development and training and our employees are offered regular opportunities to participate in formal and informal professional development through in-person training and online learning resources. We also support and pay for external education classes and seminars requested by our employees if doing so advances their work-related skills or professional development.

We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent, and includes the employee benefit plans described in Note 9 “Employee Benefit Plan” included in Part II, Item 8 of this Annual Report on Form 10-K.

We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a long tenure with us, frequently express satisfaction with management and, in the opinion of our management, we have positive relations with our employees.

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

During the year ended December 31, 2023, we invested more than $325.0 million (net of previously funded amounts), including $211.7 million (net of previously funded amounts) for the acquisition of 54 operating properties, $44.8 million (plus a commitment to provide funding to complete the projects) for the acquisition of 14 under construction express tunnel car washes, and $70.7 million of incremental development funding advances for the construction of new-to-industry assets. In aggregate, we invested in more than 80 assets, including 52 express tunnel car washes, 15 auto service centers, 13 convenience stores, and three drive-thru quick service restaurants, while adding ten new tenants and two new states to our portfolio, and expanding our relationships with several existing tenants and our presence in certain high-growth metropolitan areas.

During the year ended December 31, 2022, we invested $157.5 million across 52 properties, including the acquisition of fee simple interests in 40 properties for an aggregate purchase price of $137.3 million. The properties we acquired included nine convenience stores, 16 express tunnel car washes, 14 automotive services centers and one drive-thru quick service restaurant. We also advanced construction loans in the amount of $20.2 million, including accrued interest, for the development of 12 new-to-industry convenience stores.

For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Over the last five years, we have acquired 252 properties, including single property and portfolio transactions located in various geographies and leased to a diverse set of tenants who operate in across the convenience and automotive retail sectors, for an aggregate purchase price of $816.8 million.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as new convenience stores or other single tenant convenience and automotive retail uses, such as automotive parts retailers, quick service restaurants, auto service centers, and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their prior use.

During the year ended December 31, 2023, rent commenced on three completed redevelopments and increased rent commenced on two revenue enhancing capital expenditures (“capex”) projects for expanded convenience stores. During the year ended December 31, 2022, new rent commenced on two completed redevelopment projects. Since the inception of our redevelopment program in 2015, we have completed 31 redevelopment and revenue-enhancing capex projects.

For the year ended December 31, 2023, we incurred $0.2 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheets. For the year ended December 31, 2022, we incurred $0.1 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

As of December 31, 2023, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under substantially all of our triple-net leases, contractual responsibility for remediation of all environmental contamination discovered during the term of the lease is the responsibility of our tenant. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves.

For additional information, see “Item 1A. Risk Factors” and “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

In addition to the numerous federal, state and local laws and regulations to which are properties are subject, we elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. Accordingly, we are subject to compliance with the applicable requirements of the Internal Revenue Code concerning REITs, including that a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its taxable income. For additional information, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Climate Change

As an organization, we are committed to the protection of our assets, communities, and the environment. We emphasize sustainability at our corporate headquarters where we utilize energy efficient computer equipment, filtered water machines, and timed or sensor-controlled HVAC and lighting systems, among other sustainability practices. We are tracking our environmental footprint within our leased corporate office space including monitoring monthly energy usage, recycling efforts, and waste disposal. With our landlord’s support, we intend to construct a full picture of our environmental footprint, maximize diversion of recyclable waste in accordance with local regulations, and implement energy conservation measures in our leased space as appropriate and feasible.

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

As discussed above, we also maintain a robust redevelopment program that repositions select properties within our portfolio to uses other than traditional gas stations, including modern convenience stores or other single tenant retail uses, such as automotive parts, quick service restaurants, bank branches, and specialty retail, among others. We continue to look for opportunities within our portfolio to redevelop properties for less environmentally sensitive uses and to support economic growth in communities where our properties are located.

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
•
It may be difficult for our investors to determine the creditworthiness of most of our tenants.
•
An increase in costs and liability accruals as a result of environmental laws and regulations could adversely affect our business.
•
We are defending pending lawsuits and claims that may subject us to material losses.
•
We may be subject to losses that may not be covered by insurance.
•
The relative concentration of a material number of our properties in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.
•
Property taxes on our properties may increase without notice.

•
Our business operations may not generate sufficient cash for distributions or debt service.
•
Adverse developments in general business, economic or political conditions could have a material adverse effect on us.
•
Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations (including current geopolitical conflicts in Europe and the Middle East and the related impact on macroeconomic conditions as a result of such conflicts).
•
Our exposure to counterparty risk.
•
Inflation may adversely affect our financial condition and results of operations.
•
Our assets may be subject to impairment charges.
•
Our accounting policies and methods require management to make estimates, judgments and assumptions about matters that are inherently uncertain.
•
Amendments to the Accounting Standards Codification made by the Financial Accounting Standards Board (the “FASB”) or changes in accounting standards may adversely affect our reported revenues, profitability, or financial position.
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
•
Our business, results of operations, and financial condition may be impacted by current or future outbreaks of highly infectious or contagious diseases, including COVID-19.

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
•
The uncertainty regarding the U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement under our at-the-market equity offering program could jeopardize our ability to meet the REIT qualification requirements.
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
•
Our forward sale agreements under our at-the-market equity offering program could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.
•
In case of our bankruptcy or insolvency, any forward sale agreement that is in effect under our at-the-market equity offering program will automatically terminate, and we would not receive the expected proceeds.
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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which in certain cases is partially borne by us) and remediation of any environmental contamination that arises during the term of their tenancy. Under the terms of our leases covering properties previously leased to Getty Petroleum Marketing Inc. (“Marketing”) (substantially all of which commenced in 2012), we agreed to be responsible for environmental contamination at the premises that was known at the time the lease commenced, and for environmental contamination which existed prior to commencement of the lease and is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases). Substantially all of these 10-year (or, in certain cases, shorter) “look back” periods have now expired, therefore responsibility for all newly discovered contamination, even if it relates to periods prior to commencement of these leases, is contractually allocated to our tenant. Our tenants at properties previously leased to Marketing are in all cases contractually responsible for the cost of any remediation of contamination that results from their use and occupancy of our properties. Under substantially all of our other triple-net leases (i.e., leases covering properties not previously leased to Marketing), contractual responsibility for remediation of all environmental contamination discovered during the term of the lease (including known and unknown contamination that existed prior to commencement of the lease) is the responsibility of our tenant.

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

A material portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2023, 32.0% of our annual base rent is derived from four states (New York, Massachusetts, Maryland, and Connecticut). Because of the relative concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This relative lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Terrorist attacks and other acts of violence or war may affect the market on which our common stock trades, the markets in which we operate, our operations and our results of operations (including current geopolitical conflicts in Europe and Middle East and the related impact on macroeconomic conditions as a result of such conflicts).

Terrorist attacks or other acts of violence or war (including current geopolitical conflicts in Europe and Middle East and the related impact on macroeconomic conditions as a result of such conflicts) could negatively affect our business or the businesses of our tenants. These attacks may directly or indirectly impact the physical facilities, networks or the business or the financial condition of us or those of our tenants, vendors or financial institutions with which we have a relationship or conduct business. The consequences of armed conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the United States and worldwide financial markets and economy. Terrorist attacks also could be a factor resulting in, or which could exacerbate, an economic recession in the United States or abroad. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

We are exposed to counterparty risk and there can be no assurances that we will effectively manage or mitigate this risk.

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the bank syndicate related to our to our credit agreements, the lenders that are the counterparties to our note purchase agreements, and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2023, we leased:

•
150 properties in four separate unitary leases to subsidiaries of ARKO Corp. which represented, in the aggregate, 15% of our total revenues for the year ended December 31, 2023.
•
150 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP which represented, in the aggregate, 14% of our total revenues for the year ended December 31, 2023.
•
77 properties in three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a United Oil) which, in the aggregate, represented 10% of our total revenues for the year ended December 31, 2023.

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

Also, during inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our exposure to increases in interest rates in the short term is limited to our variable-rate borrowings, which consist of borrowings under our revolving credit facility. Additionally, inflationary pricing may have a negative effect on the real estate acquisitions and construction costs necessary to complete our development and redevelopment projects, including, but not limited to, costs of construction materials, labor, and services from third-party contractors and suppliers. Higher acquisition and construction costs could adversely impact our net investments in real estate and expected yields on our development and redevelopment projects, which may make otherwise lucrative investment opportunities less profitable to us. As a result, our financial condition, results of operations, and cash flows, as well as our ability to pay dividends, could be adversely affected over time.

Our assets may be subject to impairment charges.

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on Generally Accepted Accounting Principles (“GAAP”), and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants, and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2023 and 2022, we incurred $5.2 million and $3.5 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

In the future, we directly or through our third-party provided information technology systems or software may incorporate artificial intelligence (“AI”) capabilities into our business. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing or maintenance of such systems or software. AI development or deployment practices by us or third-party providers could result in incidents that could increase the resources we need to implement cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

Governments are continuing to focus on privacy, cybersecurity, data protection, data security, and AI and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding our employees’ and users’ data could require us to modify our business, services and products features, possibly in a material manner, and may limit our ability to develop new products, services, and features. Although we have made efforts to design our policies, procedures, and systems to comply with the current requirements of applicable state, federal, and foreign laws, changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs.

Our business, results of operations, and financial condition may be impacted by current or future outbreak of other highly infectious or contagious diseases, including COVID-19, and such impact could be materially adverse.

The global spread of COVID-19 created significant volatility, uncertainty, and economic disruption. The extent to which COVID-19, or the future outbreak of other highly infectious or contagious diseases, impacts our business, operations and financial results is uncertain, and will depend on numerous evolving factors that we may not be able to accurately predict, including governmental, business, and individual actions taken in response to any such outbreak and the impact of those actions on global economic activity; the actions taken in response to economic disruption; the reduced economic activity, if not closures from time to time of our tenants’ facilities, may impact our tenants' businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations; general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties; the financial impact of any such outbreak could negatively impact our future compliance with the financial covenants of our various borrowings and result in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our revolving credit facility and pay dividends; and a deterioration in our or our tenants’ ability to operate in affected areas or delays in the supply of products or services to us or our tenants from vendors that are needed for our or our tenants’ efficient operations could adversely affect our operations and those of our tenants.

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

Our principal sources of liquidity include cash flows from operations, funds available under our revolving credit facility, proceeds from the offering of new debt or equity securities, including the sale of our common stock under our at-the-market equity offering program, and available cash and cash equivalents.

The credit and note purchase agreements governing our borrowings contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. These agreements also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status. Our ability to meet the terms of the agreements is dependent upon our continued ability to meet certain criteria, as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K, the performance of our tenants, and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under these agreements, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity and debt securities on an as-needed basis, including shares of our common stock under our at-the-market equity program. The offering of new debt and equity securities will depend on a variety of factors to be determined by us, including among others, market conditions, prevailing interest rates, and the trading price of our common stock.

Our access to third-party sources of capital depends upon a number of factors including general market conditions, the market’s perception of our growth potential, financial stability, our current and potential future earnings and cash distributions, covenants and limitations imposed under our credit and note purchase agreements, and the market price of our common stock.

We are exposed to interest rate risk and there can be no assurances that we will manage or mitigate this risk effectively.

We are exposed to interest rate risk, primarily as a result of our revolving credit facility. Borrowings under our revolving credit facility bear interest at a floating rate and, accordingly, an increase in interest rates will increase the amount of interest we must pay under our revolving credit facility. Our interest rate risk may materially change in the future if we increase our borrowings under the revolving credit facility, amend the credit and note purchase agreements governing our borrowings, seek other sources of debt or equity capital, or refinance our outstanding indebtedness. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Form 10-K.

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

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sale agreement under our at-the market equity offering program is unclear and could jeopardize our ability to meet the REIT qualification requirements.

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

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend upon such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. In addition, the credit and note purchase agreements governing our borrowings prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not fluctuate significantly. Under the Maryland General Corporation Law (“MGCL”), our ability to pay dividends would be restricted if, after payment of the dividend, (i) we would not be able to pay indebtedness as it becomes due in the usual course of business or (ii) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any stockholders with liquidation preferences. There currently are no stockholders with liquidation preferences.

No assurance can be given that our financial performance in the future will permit our payment of any dividends. The credit and note purchase agreements governing our borrowings contain customary financial covenants such as availability, leverage and coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. As a result of the factors described above, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, stock price and ability to pay dividends.

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

Provisions contained in a forward sale agreement under our at-the-market equity offering program could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.

We have previously entered into forward sale agreements and may in the future enter into additional forward sale agreements, including under our at-the-market equity offering program, that subject us to certain risks. If we enter into one or more forward sale agreements in connection with the at-the-market equity offering program, the relevant Forward Purchaser (as defined in such forward sale agreement) will have the right to accelerate its forward sale agreement (with respect to all or any portion of the transaction under such forward sale agreement that the Forward Purchaser determines is affected by an event described below) and require us to physically settle on a date specified by such Forward Purchaser if:

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

In case of our bankruptcy or insolvency, any forward sale agreement under our at-the-market equity offering program that is in effect will automatically terminate, and we would not receive the expected proceeds from any forward sales of shares of our common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes the implementation of a cybersecurity incident response plan.

We design and assess our program based on industry standards to align closely with information security frameworks and guidelines. This does not imply that we meet or are in compliance with any particular technical standards, specifications, or requirements, only that we use the frameworks as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

We utilize a commercially available third-party hosted cloud network environment with commercially available systems, software, tools and monitoring to provide security to protect its information and data and alert it to potential information security breaches. The third party engaged by us to oversee and host its network was engaged, in part, because of its experience with information security and data protection and products designed to manage against information and data security breaches. We conduct mandatory annual cybersecurity training for employees and have information security and data privacy policies and procedures in place applicable to our directors, officers, and employees.

In 2022, we engaged an outside consultant to conduct a comprehensive cybersecurity assessment, the methodology for which was based on information security frameworks and guidelines such as the National Institute of Standards and Technology (NIST), Center for Information Security (CIS), and ISO27001. Management reviewed the results of the assessment with the Audit Committee and, throughout 2023, engaged with consultants, auditors, and other third parties to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means. To date we had no cybersecurity incidents.

For additional information, see “Item 1A. Risk Factors - We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. Additionally, our failure to comply with applicable privacy, data security or protection or cyber security laws could adversely affect our business.”

Management and Board Oversight

Our Board of Directors actively considers cybersecurity risk as part of its risk oversight function and has delegated oversight of cybersecurity and other information technology risk to the Audit Committee. The Audit Committee is instrumental in overseeing the implementation of our cybersecurity risk management program by management.

The Audit Committee receives detailed quarterly reports from management about our cybersecurity risks, and management provides timely updates to the Audit Committee about any significant cybersecurity incidents, as well as those with lesser impact potential if deemed appropriate to do so.

The Audit Committee informs the full Board of Directors about its activities, including those related to cybersecurity. The full Board of Directors also receives briefings from management on our cybersecurity risk management program. Members of the Board of Directors are kept abreast of cybersecurity developments through presentations by our Chief Financial Officer or external experts as part of their ongoing education on issues impacting public companies.

Our management team, including our Chief Financial Officer, and members of the Audit Committee play a pivotal role in assessing and managing material risks stemming from cybersecurity threats. The management team is primarily responsible for the oversight of our overall cybersecurity risk management program, and coordinates with our external cybersecurity consultants.

Efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents are supervised by our management team. These efforts include briefings from internal security personnel, leveraging threat intelligence and information from governmental, public, and private sources, engagement with external consultants, and utilizing alerts and reports generated by our security tools within the IT environment.

Item 2. Properties

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants are responsible for the operations conducted at our properties, including the payment of all taxes, maintenance, repair, insurance and other operating expenses. We manage and evaluate our operations as a single segment.

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

The following table summarizes the geographic distribution of our properties as of December 31, 2023. In addition, we lease approximately 11,100 square feet of office space at 292 Madison Avenue, New York, New York for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	181	21	202	18.5%
Massachusetts	99	4	103	9.4
Texas	82	—	82	7.5
Connecticut	70	6	76	7.0
South Carolina	54	—	54	4.9
Virginia	48	1	49	4.5
New Hampshire	44	—	44	4.0
New Jersey	41	3	44	4.0
North Carolina	44	—	44	4.0
Maryland	40	2	42	3.8
Michigan	41	—	41	3.7
California	35	—	35	3.2
Washington State	30	—	30	2.7
Arizona	27	—	27	2.5
Ohio	25	—	25	2.3
Colorado	23	—	23	2.1
Pennsylvania	22	—	22	2.0
Nevada	18	—	18	1.6
Oregon	13	—	13	1.2
Georgia	12	—	12	1.1
Arkansas	11	—	11	1.0
Florida	11	—	11	1.0
Hawaii	10	—	10	0.9
Kentucky	10	—	10	0.9
Kansas	9	—	9	0.8
Missouri	8	—	8	0.7
Maine	7	—	7	0.6
Louisiana	5	—	5	0.5
New Mexico	5	—	5	0.5
Alabama	4	—	4	0.4
Minnesota	4	—	4	0.4
Oklahoma	4	—	4	0.4
Illinois	3	—	3	0.3
Mississippi	3	—	3	0.3
Tennessee	3	—	3	0.3
Indiana	2	—	2	0.2
North Dakota	2	—	2	0.2
Rhode Island	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
Vermont	1	—	1	0.1
West Virginia	1	—	1	0.1
Total	1,056	37	1,093	100.0%

The properties that we lease from third parties have a remaining lease term, including renewal and extension option terms, averaging approximately 8.0 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2024	4	10.8%	0.4%
2025	2	5.4	0.2
2026	4	10.8	0.4
2027	4	10.8	0.4
2028	1	2.7	0.0
Subtotal	15	40.5	1.4
Thereafter	22	59.5	2.0
Total	37	100.0%	3.4%

For the year ended December 31, 2023, revenues from rental properties, which includes base rental income, additional rental income, if any, and certain GAAP revenue recognition adjustments, were $180.5 million, an average of approximately $169 thousand per property given the 1,068 average rental properties held during the year. For the year ended December 31, 2022, revenues from rental properties were $163.9 million, an average of $160 thousand per property given the 1,025 average rental properties held during the year. Rental property lease expirations and annualized base rent (“ABR”) as of December 31, 2023 are as follows (dollars in thousands):

	Number of Properties (a)	ABR (b)	Percentage of Total ABR
2024	17	$1,721	1.0%
2025	18	3,747	2.2
2026	69	14,308	8.3
2027	269	22,878	13.2
2028	49	8,505	4.9
2029	74	12,271	7.1
2030	46	5,408	3.1
2031	64	9,933	5.7
2032	139	18,071	10.5
2033	50	7,614	4.4
Thereafter	294	68,390	39.6
Subtotal	1,089	$172,846	100.0%
Redevelopment	2	—	—
Vacant	2	—	—
Total	1,093	$172,846	100.0%

(a)
With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.
(b)
Represents the monthly base rent due from tenants under existing leases as of December 31, 2023, multiplied by 12.

Item 3. Legal Proceedings

We are involved in various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2023 we had no amounts accrued and, as of December 31, 2022, we had $0.3 million accrued for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2023, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The named plaintiff is the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The complaint names us and more than 50 other defendants, including Exxon Mobil, Atlantic Richfield Company, BP, Buckeye Refining Company, Chevron, Citgo, ConocoPhillips, Cumberland Farms, Energy Transfer Partners L.P., Gulf, Lukoil Americas, Getty Petroleum Marketing Inc., Marathon Oil, Hess, Pennzoil Company, Shell Oil, Sunoco, Texaco, Valero, as well as other petroleum manufacturers, refiners, transporters, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have manufactured, distributed, stored and sold MTBE gasoline in Pennsylvania. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

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

The discovery phase of the litigation is now closed, and active pretrial motion practice is ongoing. The State has filed a motion to remand the case to the Eastern District of Pennsylvania for trial, though a trial date is yet to be scheduled. Multiple defendants in the case have settled with the plaintiff. We continue to vigorously defend the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies, the outcome of which are not yet known.

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

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. We are vigorously defending the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies the outcome of which are not yet known.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e., Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study

(“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which the EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to the EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and PCBs at an estimated cost of $441. 0 million.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. The EPA’s March 30, 2017 letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, the EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by EPA for cash out settlements. Most of the PRPs identified by EPA, including the Company, participated in the allocation process. Occidental did not participate in the allocation proceedings, but filed a complaint on June 30, 2018, listing over 120 defendants, including us, in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On January 5, 2024, the Court entered an Order to Stay the Occidental Lawsuit pending the Court’s adjudication of a Motion to Enter the Modified Consent Decree filed by the United States on January 31, 2024, as discussed below.

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

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay EPA the collective sum of $150.0 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed to an escrow account agreed upon shares of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution is in line with our legal reserves previously established. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA. This action (the “CD Action”) is subject to public comment and court approval. On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022,

Occidental filed a motion to intervene in the CD Action, and subsequently filed voluminous comments objecting to the entry of the proposed CD. On January 17, 2024, the United States informed the Court that it completed reviewing public comments, including those from Occidental, and found no reasons to consider the proposed CD as inappropriate, improper, or inadequate. Nevertheless, the United States decided that certain limited changes to the CD should be made prior to moving for approval thereof. These changes involved removing three parties and a modification to the United States' reservation of rights. The remaining 82 Settling Parties, including us, concurred with these changes, leading to the United States filing the Modified Consent Decree (“Modified CD”), with the Court on the same day, January 17, 2024. On January 31, 2024, the United States filed a copy of all public comments received on the proposed CD, its Response to the public comments and a Motion to Enter the Modified CD. The Motion to Enter the Modified CD and accompanying memorandum of law states that the United States has determined that the proposed settlement is reasonable, fair and consistent with the statutory purpose of CERCLA. The Court has issued an order requiring that responses to the Motion to Enter the Modified CD be filed by April 1, 2024, and any replies to these responses are due by May 1, 2024, prior to adjudication of the motion.

If the Modified CD is approved in its current form, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court does not approve the Modified CD, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the Modified CD is not approved by the District Court in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and the outcome of which are not yet known. In prior years, we have established an estimated legal reserve and subsequently transferred funds to an escrow account based on likelihoods reasonably known to us at this time, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have accrued.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 41,283 beneficial holders of our common stock as of February 1, 2024, of which approximately 802 were holders of record.

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

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
$100.00
$131.64
$128.88
$116.82
$149.83
$113.64
$103.72
$190.13
$151.35
$127.32
$153.16
$142.18
$129.03
$190.27
$139.40
$129.83
Getty Realty Corp.
Standard & Poor’s 500
Peer Group

	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023
Getty Realty Corp.	$100.00	$116.82	$103.72	$127.32	$142.18	$129.83
Standard & Poor's 500	100.00	128.88	149.83	190.13	153.16	190.27
Peer Group	100.00	131.64	113.64	151.35	129.03	139.40

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2018, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

* Cumulative total return assumes reinvestment of dividends. Source: SNL Financial.

We have chosen as our Peer Group the following companies: Agree Realty Corporation, EPR Properties, Essential Properties Realty Trust, Four Corners Properties Trust, NETSTREIT Corp., and One Liberty Properties. We have chosen these companies as our

Peer Group because a substantial segment of each of their businesses is to own and lease single tenant net lease retail properties. We cannot assure you that our stock performance will continue in the future with the same or similar trends depicted in the performance graph above. We do not make or endorse any predictions as to future stock performance.

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

This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), automotive parts retailers, and certain other freestanding retail properties, including drive-thru quick service restaurants. As of December 31, 2023, our portfolio included 1,093 properties, including 1,056 properties owned by us and 37 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,093 properties are located in 40 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, automotive parts retailer, or certain other freestanding retailers, including drive-thru quick service restaurants. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2023, we leased 1,089 of our properties to tenants under triple-net leases, including 911 properties leased under 44 separate unitary or master triple-net leases, and 178 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2023, our weighted average remaining lease term, excluding renewal options, was 8.9 years.

Substantially all of our properties are leased to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors – Significant number of our tenants depend on the same industry for their revenues” in this Form 10-K.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for pre-existing environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

As of December 31, 2023, we were also actively redeveloping two of our properties for alternative single tenant retail uses, and two of our properties were vacant.

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

During the year ended December 31, 2023, we invested more than $325.0 million (net of previously funded amounts), including $211.7 million (net of previously funded amounts) for the acquisition of 54 operating properties, $44.8 million (plus a commitment to provide funding to complete the projects) for the acquisition of 14 under construction express tunnel car washes, and $70.7 million of incremental development funding advances for the construction of new-to-industry assets. In aggregate, we invested in more than 80 assets, including 52 express tunnel car washes, 15 auto service centers, 13 convenience stores, and three drive-thru quick service restaurants, while adding ten new tenants and two new states to our portfolio, and expanding our relationships with several existing tenants and our presence in certain high-growth metropolitan areas.

During the year ended December 31, 2022, we invested $157.5 million across 52 properties, including the acquisition of fee simple interests in 40 properties for an aggregate purchase price of $137.3 million. The properties we acquired included nine convenience stores, 16 express tunnel car washes, 14 automotive services centers and one drive-thru quick service restaurant. We also advanced construction loans in the amount of $20.2 million, including accrued interest, for the development of 12 new-to-industry convenience stores and express tunnel car washes. In total, convenience stores represented approximately 30% of our investment activity during the year, while other convenience and automotive retail properties made up the remaining 70% of our investments. We also added four new tenants to our portfolio, expanded our relationships with several existing tenants, and added or increased exposure to a number of attractive metropolitan areas, including Austin, Charleston (SC), Charlotte, Las Vegas, and San Antonio.

For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

During the year ended December 31, 2023, we sold nine properties that generated gross proceeds of approximately $12.0 million, and during the year ended December 31, 2022, we sold 24 properties that generated gross proceeds of approximately $26.0 million, and reduced our exposure to certain properties, tenants, and/or geographies that no longer met our long-term investment criteria.

For additional information regarding our property dispositions see Note 12 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as modern convenience stores or other single tenant convenience and automotive retail uses, such as automotive parts retailers, quick service restaurants, auto service centers, and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their prior use.

During the year ended December 31, 2023, rent commenced on three completed redevelopments and increased rent commenced on two revenue-enhancing capex projects for expanded convenience stores. During the year ended December 31, 2022, new rent commenced on two completed redevelopment projects. Since the inception of our redevelopment program in 2015, we have completed 31 redevelopment and revenue-enhancing capex projects.

For the year ended December 31, 2023, we incurred $0.2 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheets. For the year ended December 31, 2022, we incurred $0.1 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities.

As of December 31, 2023, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

We pay particular attention to AFFO which we believe provides the most useful depiction of the core operating performance of our portfolio. By providing AFFO, we believe we are presenting information that assists analysts and investors in their assessment of our core operating performance, as well as the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2023	2022	2021
Net earnings	$60,151	$90,043	$62,860
Depreciation and amortization of real estate assets	45,296	39,902	35,518
Gains on dispositions of real estate	(4,625)	(16,423)	(16,718)
Impairments	5,243	3,545	4,404
Funds from operations (FFO)	106,065	117,067	86,064
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(4,033)	(3,458)	(2,778)
Amortization of above and below market leases, net	(1,057)	(1,184)	(1,221)
Amortization of investments in direct financing leases	6,004	5,392	4,844
Amortization of lease incentives	1,098	1,198	1,119
Total revenue recognition adjustments	2,012	1,948	1,964
Environmental Adjustments
Accretion expense	585	1,259	1,705
Changes in environmental estimates	(302)	(23,837)	(1,768)
Environmental litigation accruals	—	279	1,909
Insurance reimbursements	(138)	(85)	(92)
Legal settlements and judgments	—	—	(493)
Total environmental adjustments	145	(22,384)	1,261
Other Adjustments
Stock-based compensation expense	5,582	4,775	3,997
Amortization of debt issuance costs	1,211	946	1,013
Allowance for credit loss on notes and mortgages receivable and direct financing leases	(189)	50	(132)
Loss on extinguishment of debt	43	—	—
Retirement and severance costs	939	85	800
Total other adjustments	7,586	5,856	5,678
Adjusted funds from operations (AFFO)	$115,808	$102,487	$94,967

Basic per share amounts:
Net earnings	$1.16	$1.88	$1.37
FFO (a)	2.07	2.45	1.88
AFFO (a)	2.26	2.14	2.08
Diluted per share amounts:
Net earnings	$1.15	$1.88	$1.37
FFO (a)	2.06	2.44	1.88
AFFO (a)	2.25	2.14	2.08
Weighted average common shares outstanding:
Basic	50,020	46,730	44,782
Diluted	50,216	46,838	44,819

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Year ended December 31,
	2023	2022	2021
FFO	$2,624	$2,734	$1,771
AFFO	2,865	2,394	1,915

Results of Operations

Year ended December 31, 2023, compared to year ended December 31, 2022

The following table presents select data and comparative results from our consolidated statements of operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022 (in thousands):

	Year ended December 31,
	2023	2022	$ Change
Revenues:
Revenues from rental properties	$180,488	$163,889	$16,599
Interest on notes and mortgages receivable	5,358	1,699	3,659

Operating expenses:
Property costs	23,789	21,553	2,236
Impairments	5,243	3,545	1,698
Environmental	1,261	(20,902)	22,163
General and administrative	23,735	20,621	3,114
Depreciation and amortization	45,296	39,902	5,394

Other items:
Gains on dispositions of real estate	4,625	16,423	(11,798)
Interest expense	31,527	27,662	3,865

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the year ended December 31, 2023, as compared to the year ended December 31, 2022 (in thousands):

	Year ended December 31,
	2023	2022	$ Change
Rental income	$162,978	$149,098	$13,880
Revenue recognition adjustments	(2,012)	(1,948)	(64)
Tenant reimbursement income	19,522	16,739	2,783
Total revenues from rental properties	180,488	163,889	16,599

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the years ended December 31, 2023 and 2022, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same period.

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in development funding advances for the construction of new-to-industry properties, as well as development funding rates, during the years ended December 31, 2023 and 2022, partially offset by collections of notes and mortgages receivable during the same period.

Property Costs

The following table presents the results for property costs for the year ended December 31, 2023, as compared to the year ended December 31, 2022 (in thousands):

	Year ended December 31,
	2023	2022	$ Change
Property operating expenses	$23,112	$20,843	$2,269
Leasing and redevelopment expenses	677	710	(33)
Total property costs	23,789	21,553	2,236

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any. The increase in property costs was primarily due to an increase in reimbursable real estate taxes, partially offset by lower rent expense and non-reimbursable real estate taxes.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2023 and 2022 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The increase in environmental expenses for the year ended December 31, 2023 was primarily due to credits related to the removal of reserves for unknown environmental liabilities during the year ended December 31, 2022. Specifically, during the year ended December 31, 2022, we concluded that there was no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, we removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties which resulted in a net credit of $22.2 million being recorded to environmental expense for the year ended December 31, 2022.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $2.4 million increase in employee-related expenses, including $0.9 million of non-recurring retirement and severance costs and a $0.8 million increase in stock-based compensation, a $0.4 million increase in legal and other professional fees, and a $0.2 million increase an office and information technology expenses.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expense was primarily due to additional depreciation and amortization from properties acquired during the years ended December 31, 2023 and 2022, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations, and dispositions of real estate during the same period.

Gains on Disposition of Real Estate

The gains on dispositions of real estate were primarily the result of the sale of nine and 24 properties during the years ended December 31, 2023 and 2022, respectively.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates for the year ended December 31, 2023, as compared to the year ended December 31, 2022.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt, environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions. For a discussion of our capital expenditures, see “Property Acquisitions and Capital Expenditures.”

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Revolving Credit Facility, undrawn funds available under our Term Loan, proceeds from the settlement of shares of common stock subject to forward sale agreements under our ATM program, and available cash and cash equivalents.

As of December 31, 2023, we had $290.0 million of availability under our Revolving Credit Facility, $75.0 million of undrawn funds available under our Term Loan, 1,049,050 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $32.2 million of gross proceeds upon settlement, and available cash and cash equivalents of $3.3 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the years ended December 31, 2023 and 2022 are summarized as follows (in thousands):

	Year ended December 31,
	2023	2022	$ Change
Net cash flow provided by operating activities	$105,298	$93,086	$12,212
Net cash flow used in investing activities	(310,705)	(139,056)	(171,649)
Net cash flow provided by financing activities	199,444	30,758	168,686

Operating Activities

The change in net cash flow provided by operating activities for the years ended December 31, 2023 and 2022 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities as presented on our consolidated statements of cash flows.

Investing Activities

The change in net cash flow used in investing activities for the year ended December 31, 2023, was primarily due to an increase in property acquisitions of $110.8 million and an increase of $100.0 million in issuance of notes and mortgages receivable, partially offset by a $40.6 million increase in collection of notes and mortgages receivable, a $13.0 million decrease in proceeds from dispositions of real estate, and a $12.2 million decrease in deposits for property acquisitions.

Financing Activities

The change in net cash flow provided by financing activities for the year ended December 31, 2023, was primarily due to an increase in proceeds from the issuance of common stock of $226.4 million, partially offset by an increase in net debt repayments of $45.0 million and an increase in dividends paid of $8.7 million.

Revolving Credit Facility

In October 2021, we entered into a second amended and restated credit agreement (as amended, the "Second Restated Credit Agreement"). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Revolving Credit Facility”) in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Revolving Credit Facility.

The Revolving Credit Facility matures October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Revolving Credit Facility.

Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Credit Facility.

Term Loan

In October 2023, we entered into a term loan credit agreement (the "Term Loan Agreement") that provides for a senior unsecured term loan (the "Term Loan") in an aggregate principal amount of $150.0 million. The Term Loan matures October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Revolving Credit Facility, and (ii) an additional principal amount of $75.0 million that can be funded in a single draw at our option any time on or prior to April 14, 2024.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness to total asset value ratio as of December 31, 2023.

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

In June 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, and Series Q Notes are collectively referred to as the "Senior Unsecured Notes".

Debt Maturities

The amounts outstanding under our Revolving Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2023	2022
Revolving Credit Facility	October 2025	5.60%	$10,000	$70,000
Term Loan	October 2025	6.13%	75,000	$—
Series B Notes	June 2023	5.35%	—	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	—
Total debt			760,000	695,000
Unamortized debt issuance costs, net (a)			(5,266)	(3,545)
Total debt, net			$754,734	$691,455

(a)
Unamortized debt issuance costs related to the Revolving Credit Facility were $1,364 and $2,036 as of December 31, 2023 and 2022, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Equity Offering

In February 2023, we completed a follow-on public offering of 3,450,000 shares of common stock in connection with forward sales agreements. During the year ended December 31, 2023, we settled all 3,450,000 shares and realized net proceeds of $112.1 million.

ATM Program

In February 2021, we established an at-the-market equity offering program (the “2021 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The 2021 ATM Program was terminated in February 2023.

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

We also evaluated whether the forward sale agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the forward sale agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies that are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations and use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the years ended December 31, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the year ended December 31, 2022, we entered into forward sale agreements to sell an aggregate of 3,721,000 shares of common stock under the 2021 ATM Program at an average gross offering price of $31.61 per share. No such shares were settled during the year ended December 31, 2022. During the year ended December 31, 2023, we settled all 3,721,000 shares and realized net proceeds of $114.1 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of December 31, 2023, no shares remain subject to forward sale agreements under the 2021 ATM Program.

During the year ended December 31, 2023, we entered into forward sale agreements to sell an aggregate of 1,049,050 shares of common stock at an average gross offering price of $30.67 per share under the ATM Program. No such shares were settled during the year ended December 31, 2023. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Second Restated Credit Agreement, the Term Loan Agreement, our Senior Unsecured Notes and other factors, and therefore is not assured. In particular, the Second Restated Credit Agreement, the Term Loan Agreement, and our Senior Unsecured Notes prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our stockholders aggregated $87.0 million, $78.3 million and $70.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2023, were comprised of borrowings under the Revolving Credit Facility, the Term Loan, our Senior Unsecured Notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures, and our funding commitments for capital improvements at certain properties.

Generally, leases with our tenants are triple-net leases with the tenant responsible for the operations conducted at our properties and for the payment of taxes, maintenance, repair, insurance, environmental remediation, and other operating expenses.

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

Environmental Remediation Obligations

We provide for the estimated fair value of future environmental remediation obligations when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. See “Environmental Matters” below for additional information. Environmental liabilities net of related recoveries are measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Environmental liabilities are estimated net of recoveries of environmental costs from state underground storage tanks ("UST") remediation funds, with respect to past and future spending based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that our counterparty may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenants or other counterparties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

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

For the subset of our triple-net leases which cover properties previously leased to Getty Petroleum Marketing Inc. (“Marketing") (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). Similarly, for certain properties previously leased to Marketing which we have sold, we have agreed to be responsible for environmental contamination that was known at the time of the sale and for unknown environmental contamination which existed prior to the sale and which is discovered (other than as a result of a voluntary site investigation) within 5 years of the closing (also, a “Lookback Period”). After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer as the case may be.

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the year ended December 31, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.3 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23.2 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.8 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.6 million, $1.3 million and $1.7 million of net accretion expense was recorded for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2023, 2022 and 2021, we recorded credits to environmental expenses aggregating $0.3 million, $23.8 million and $1.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2023 and 2022, we increased the carrying values of certain of our properties by $5.0 million and $3.3 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations, or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, were $3.0 million, $3.7 million, and $4.0 million, respectively. Capitalized asset retirement costs were $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023, and $33.2 million (consisting of $24.7 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2022. We recorded impairment charges aggregating $3.6 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2023 we had no amounts accrued, and as of December 31, 2022, we had accrued $0.3 million, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of borrowings under our Revolving Credit Facility which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

Based on our outstanding borrowings under the Revolving Credit Facility of $10.0 million as of December 31, 2023, an increase in market interest rates of 1.0% for 2023 would decrease our 2023 net income and cash flows by approximately $0.1 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Revolving Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

See “Part I. Item. 1A. Risk Factors” in this Annual Report on Form 10-K for additional information.

Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2023	2022
ASSETS:
Real Estate:
Land	$867,884	$802,010
Buildings and improvements	847,339	707,352
Investment in direct financing leases, net	59,964	66,185
Construction in progress	426	578
Real estate held for use	1,775,613	1,576,125
Less accumulated depreciation and amortization	(265,593)	(232,812)
Real estate held for use, net	1,510,020	1,343,313
Lease intangible assets, net	100,315	74,014
Real estate held for sale, net	2,429	3,757
Real estate, net	1,612,764	1,421,084
Notes and mortgages receivable	112,008	34,313
Cash and cash equivalents	3,307	8,713
Restricted cash	1,979	2,536
Deferred rent receivable	54,424	50,391
Accounts receivable	5,012	4,247
Right-of-use assets - operating	14,571	18,193
Right-of-use assets - finance	174	277
Prepaid expenses and other assets	18,066	22,541
Total assets	$1,822,305	$1,562,295
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Borrowings under Revolving Credit Facility	$10,000	$70,000
Senior Unsecured Notes, net	673,406	623,492
Term Loan, net	72,692	—
Environmental remediation obligations	22,369	23,155
Dividends payable	24,850	20,576
Lease liability - operating	16,051	19,959
Lease liability - finance	595	1,518
Accounts payable and accrued liabilities	46,790	43,745
Total liabilities	866,753	802,445
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,952,539 and 46,734,790 shares issued and outstanding, respectively	540	467
Accumulated other comprehensive income (loss)	(4,021)	—
Additional paid-in capital	1,053,129	822,340
Dividends paid in excess of earnings	(94,096)	(62,957)
Total stockholders’ equity	955,552	759,850
Total liabilities and stockholders’ equity	$1,822,305	$1,562,295

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2023	2022	2021
Revenues:
Revenues from rental properties	$180,488	$163,889	$153,886
Interest on notes and mortgages receivable	5,358	1,699	1,522
Total revenues	185,846	165,588	155,408
Operating expenses:
Property costs	23,789	21,553	22,048
Impairments	5,243	3,545	4,404
Environmental	1,261	(20,902)	3,548
General and administrative	23,735	20,621	20,151
Depreciation and amortization	45,296	39,902	35,518
Total operating expenses	99,324	64,719	85,669

Gains on dispositions of real estate	4,625	16,423	16,718

Operating income	91,147	117,292	86,457

Other income, net	574	413	1,075
Interest expense	(31,527)	(27,662)	(24,672)
Loss on extinguishment of debt	(43)	—	—
Net earnings	$60,151	$90,043	$62,860

Basic earnings per common share:
Net Earnings	$1.16	$1.88	$1.37

Diluted earnings per common share:
Net Earnings	$1.15	$1.88	$1.37

Weighted average common shares outstanding:
Basic	50,020	46,730	44,782
Diluted	50,216	46,838	44,819

Net earnings	60,151	90,043	62,860

Other comprehensive loss:
Unrealized loss on cash flow hedges	(3,938)	—	—
Cash flow hedge income reclassified to interest expense	(83)	—	—
Total other comprehensive loss	(4,021)	—	—

Comprehensive income	$56,130	$90,043	$62,860

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2023	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$60,151	$90,043	$62,860
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	45,296	39,902	35,518
Impairment charges	5,243	3,545	4,404
Gains on dispositions of real estate	(4,625)	(16,423)	(16,718)
Loss on extinguishment of debt	43	—	—
Deferred rent receivable	(4,033)	(3,458)	(2,778)
Allowance for credit loss on notes and mortgages receivable and direct financing leases	(189)	50	(132)
Amortization of above-market and below-market leases	41	14	(71)
Amortization of investment in direct financing leases	6,004	5,392	4,846
Amortization of debt issuance costs	1,211	946	1,013
Accretion expense	585	1,259	1,705
Stock-based compensation expense	5,582	4,775	3,997
Changes in assets and liabilities:
Accounts receivable	(1,098)	(784)	60
Prepaid expenses and other assets	(2,285)	(1,965)	(997)
Environmental remediation obligations	(6,157)	(28,088)	(6,335)
Accounts payable and accrued liabilities	(471)	(2,122)	(554)
Net cash flow provided by operating activities	105,298	93,086	86,818
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(248,072)	(137,275)	(194,292)
Capital expenditures	(309)	—	(271)
Addition to construction in progress	(349)	(56)	(312)
Proceeds from dispositions of real estate	11,201	24,204	24,796
Deposits for property acquisitions	3,930	(8,265)	3,298
Issuance of notes and mortgages receivable	(119,268)	(19,312)	(13,515)
Collection of notes and mortgages receivable	42,162	1,648	10,564
Net cash flow used in investing activities	(310,705)	(139,056)	(169,732)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Revolving Credit Facility	230,500	90,000	175,000
Repayments of Revolving Credit Facility	(290,500)	(80,000)	(140,000)
Proceeds from Senior Unsecured Notes	125,000	100,000	—
Proceeds from Term Loan	75,000	—	—
Repayments of Senior Unsecured Notes	(75,043)	—	—
Payments of finance lease liability	(297)	(487)	(645)
Payments of cash dividends	(86,964)	(78,264)	(70,770)
Payments of debt issuance costs	(2,932)	(611)	(2,586)
Security deposits refunded	(547)	823	(233)
Payments in settlement of restricted stock units	(1,004)	(496)	(730)
Proceeds from issuance of common stock, net - equity offering	112,128	—	—
Proceeds from issuance of common stock, net - ATM Program	114,103	(207)	92,285
Net cash flow provided by financing activities	199,444	30,758	52,321
Change in cash, cash equivalents and restricted cash	(5,963)	(15,212)	(30,593)
Cash, cash equivalents and restricted cash at beginning of year	11,249	26,461	57,054
Cash, cash equivalents and restricted cash at end of year	$5,286	$11,249	$26,461

	Year ended December 31,
	2023	2022	2021
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$29,379	$26,526	$23,690
Income taxes	677	557	355
Environmental remediation obligations	5,856	4,252	4,568
Non-cash transactions
Dividends declared but not yet paid	$24,850	$20,576	$19,467
Issuance of notes and mortgages receivable related to property dispositions	—	1,050	428

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists, in part, of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In accordance with ASU 2016-13, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of December 31, 2023 and 2022, the allowance for credit losses on notes and mortgages receivable was $0.2 million and $0.3 million, respectively.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to purchase via sale-leaseback transactions at the end of the construction period. We have the option to purchase the properties at the end of such period. During the year ended December 31, 2023, we funded $57.7 million and, as of December 31, 2023, had outstanding $46.1 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire real estate assets under construction from the tenant and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. During the year ended December 31, 2023, we funded $61.5 million of such investments and, as of December 31, 2023, had a total of $57.8 million of such investments outstanding and recorded in notes and mortgages receivable.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. As of December 31, 2023 and 2022, restricted cash of $2.0 million and $2.5 million, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

We determine the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). To determine the proper amount of revenue to be recognized , we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2023, 2022 and 2021.

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

We recorded impairment charges aggregating $5.2 million, $3.5 million, and $4.4 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence (this method was used to determine $0 of the $5.2 million in impairments recognized during the year ended December 31, 2023) and (ii) discounted cash flow models, which resulted in impairment charges of $1.6 million of the $5.2 million in impairments recognized during the year ended December 31, 2023. During the year ended December 31, 2023, we recorded the remaining impairments of $3.6 million of the $5.2 million due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2023, 2022 and 2021, impairment charges aggregating $2.3 million, $1.1 million and $0.9 million, respectively, were related to properties that were previously disposed of by us.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tanks (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

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

Income Taxes

We file a federal income tax return on which are consolidated our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2020, 2021 and 2022, and tax returns which will be filed for the year ended 2023, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

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

NOTE 2. — LEASES

As Lessor

As of December 31, 2023, we owned 1,056 properties and leased 37 properties from third-party landlords. These 1,093 properties are located in 40 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties for the years ended December 31, 2023, 2022 and 2021, were $180.5 million, $163.9 million, and $153.9 million, respectively. Base rental income included in revenues from rental properties was $163.0 million, $149.1 million, and $138.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of above-market and below-market leases, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties resulted in reductions in revenue of $2.0 million, $1.9 million, and $2.0 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $19.5 million, $16.7 million, and $17.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Direct Financing Leases

The components of the investment in direct financing leases as of December 31, 2023 and 2022 are as follows (in thousands):

	2023	2022
Lease payments receivable	$71,834	$85,336
Unguaranteed residual value	13,928	13,928
Unearned Income	(24,995)	(32,184)
Allowance for credit losses	(803)	(895)
Total	$59,964	$66,185

In accordance with ASU 2016-13, during the years ended December 31, 2023, 2022 and 2021, we recorded allowances (reductions) for credit losses of ($92 thousand), $69 thousand and ($92 thousand), respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income in our consolidated statements of operations. As of December 31, 2023 and 2022, we had recorded an allowance for credit losses of $0.8 million and $0.9 million, respectively on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing our internal underwriting and credit analysis. Substantially all of our tenants are required to provide us with specified unit-level financial information and/or with corporate-level financial information. At both December 31, 2023 and 2022 no material balances of our investment in direct financing leases were past due.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2023, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$159,206	$13,267
2025	160,017	13,293
2026	152,016	10,262
2027	145,155	10,188
2028	126,418	9,902
Thereafter	889,664	14,922
Total	$1,632,476	$71,834

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

As of January 1, 2019, we recognized operating lease right-of-use assets of $25.6 million (net of deferred rent expense) and operating lease liabilities of $26.1 million, which were presented on our consolidated financial statements. The right-of-use assets and lease liabilities are carried at the present value of the remaining expected future lease payments. When available, we use the rate implicit in the lease to discount lease payments to present value; however, our current leases did not provide a readily determinable implicit rate. Therefore, we estimated our incremental borrowing rate to discount the lease payments based on information available and considered factors such as interest rates available to us on a fully collateralized basis and terms of the leases. ASU 2016-02 did not have a material impact on our consolidated balance sheets or on our consolidated statements of operations. The most significant impact was the recognition of right-of-use assets and lease liabilities for operating leases, while our accounting for finance leases remained substantially unchanged.

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2023
Assets
Right-of-use assets - operating	$14,571
Right-of-use assets - finance	174
Total lease assets	$14,745
Liabilities
Lease liability - operating	$16,051
Lease liability - finance	595
Total lease liabilities	$16,646

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	7.7
Finance leases	4.4
Weighted-average discount rate:
Operating leases (a)	4.70%
Finance leases	15.00%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2023
Operating lease cost	$3,145
Finance lease cost
Amortization of leased assets	297
Interest on lease liabilities	206
Short-term lease cost	-
Total lease cost	$3,648

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,430
Operating cash flows for finance leases	206
Financing cash flows for finance leases	297

As of December 31, 2023, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$3,195	$341
2025	2,810	179
2026	2,661	146
2027	2,241	38
2028	2,024	-
Thereafter	6,427	-
Total lease payments	19,358	704
Less: amount representing interest	(3,307)	(109)
Present value of lease payments	$16,051	$595

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately 8.0 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2024 – $3.6 million, 2025 – $2.8 million, 2026 – $2.5 million, 2027 – $1.9 million, 2028 – $1.5 million and $4.3 million thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $2.4 million, $2.9 million and $3.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2023, 2022 and 2021, was $5.8 million, $6.4 million and $7.3 million, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2023 and 2022, we had three significant tenants by revenue:

	2023		2022
	Number of properties	% of Total Revenues	Number of properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	150	15.0%	128	14.0%
Global Partners LP (NYSE: GLP)	150	14.0%	150	16.0%
Apro, LLC (d/b/a United Oil)	77	10.0%	78	11.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2023, 325 of the properties we own or lease were previously leased to Marketing, of which 300 properties are subject to long-term triple-net leases with petroleum distributors in 12 separate property portfolios and 23 properties are leased as single unit triple-net leases (one additional property is under redevelopment and one additional property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of December 31, 2023, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 4.7 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Several of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2023, we have a remaining commitment to fund up to $6.2 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2023, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.7 million (net of accumulated amortization of $2.3 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2023 we had no amounts accrued, and as of December 31, 2022, we had accrued $0.3 million, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e, Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which the EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to the EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and PCBs at an estimated cost of $441.0 million.

In addition to the RI/FS activities, in June 2012, certain members of the CPG entered into an Administrative Settlement Agreement and Order on Consent (“10.9 AOC”) with the EPA to perform certain remediation activities, including removal and capping of sediments at the river mile 10.9 area and certain testing, which remedial work has been completed. Concurrent with the CPG’s work on the RI/FS, on April 11, 2014, the EPA issued a draft Focused Feasibility Study (“FFS”) with proposed remedial alternatives to remediate the lower 8.3-miles of the LPRSA. On March 4, 2016, the EPA issued a ROD for the lower 8.3-miles (“Lower 8-mile ROD”) selecting a remedy that involves bank-to-bank dredging and installing an engineered cap with an estimated cost of $1.4 billion.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. the EPA’s March 30, 2017 letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, the EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by the EPA for cash out settlements. Most of the PRPs identified by the EPA, including us, participated in the allocation process. Occidental did not participate in the allocation proceedings, but filed a complaint on June 30, 2018, listing over 120 defendants, including us, in the United States District Court for the District of New Jersey seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On January 5, 2024, the Court entered an Order to Stay the Occidental Lawsuit pending the Court’s adjudication of a Motion to Enter the Modified Consent Decree filed by the United States on January 31, 2024, as discussed below.

The allocator issued a final Allocation Recommendation Report in December 2020, which was based upon an allocation methodology approved by the EPA that contains associated allocation shares for each of the parties invited to participate in the allocation, including Occidental - who the allocator concluded was responsible for more than 99% of the costs to implement the OU2 remedy. As a result of the allocation process, the EPA and 85 parties (the “Settling Parties”), including us, began settlement negotiations and reached an agreement on a cash-out settlement to resolve their alleged liability for the remediation of the entire LPRSA. The EPA concluded that the Settling Parties, individually and collectively, were responsible for only a minor share of the response costs incurred and to be incurred at or in connection with implementing the OU2 and OU4 remedies for the entire 17-mile Lower Passaic River.

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay the EPA the collective sum of $150.0 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by the EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed to an escrow account agreed upon shares of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution is in line with our legal reserves previously established. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA. This action (the “CD Action”) is subject to public comment and court approval. On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action, and subsequently filed voluminous comments objecting to the entry of the proposed CD. On January 17, 2024, the United States informed the Court that it completed reviewing public comments, including those from Occidental, and found no reasons to consider the proposed CD as inappropriate, improper, or inadequate. Nevertheless, the United States decided that certain limited changes to the CD should be made prior to moving for approval thereof. These changes involved removing three parties and a modification to the United States' reservation of rights. The remaining 82 Settling Parties, including us, concurred with these changes, leading to the United States filing the Modified Consent Decree (“Modified CD”), with the Court on the same day, January 17, 2024. On January 31, 2024, the United States filed a copy of all public comments received on the proposed CD, its Response to the public comments and a Motion to Enter the Modified CD. The Motion to Enter the Modified CD and accompanying memorandum of law states that the United States has determined that the proposed settlement is reasonable, fair and consistent with the statutory purpose of CERCLA. The Court has issued an order requiring that responses to the Motion to Enter the Modified CD be filed by April 1, 2024, and any replies to these responses are due by May 1, 2024, prior to adjudication of the motion.

If the Modified CD is approved in its current form, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court does not approve the Modified CD, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the Modified CD is not approved by the District Court in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and the outcome of which are not yet known. In prior years, we have established an estimated legal reserve and subsequently transferred funds to an escrow account based on likelihoods reasonably known to us at this time, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have accrued.

MTBE Litigation – State of Pennsylvania

On July 7, 2014, our subsidiary, Getty Properties Corp., was served with a complaint filed by the Commonwealth of Pennsylvania (the “State”) in the Court of Common Pleas, Philadelphia County relating to alleged statewide MTBE contamination in Pennsylvania. The named plaintiff is the State, by and through (then) Pennsylvania Attorney General Kathleen G. Kane (as Trustee of the waters of the State), the Pennsylvania Insurance Department (which governs and administers the Underground Storage Tank Indemnification Fund), the Pennsylvania Department of Environmental Protection (vested with the authority to protect the environment) and the Pennsylvania Underground Storage Tank Indemnification Fund. The complaint names us and more than 50 other petroleum refiners, manufacturers, transporters, distributors and retailers of MTBE or gasoline containing MTBE who are alleged to have manufactured, distributed, stored and sold MTBE gasoline in Pennsylvania. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of “defendants’ unfair and deceptive trade practices and act in the marketing of MTBE and gasoline containing MTBE.” The plaintiffs also seek to recover costs paid or incurred by the State to detect, treat and remediate MTBE from public and private water wells and groundwater. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; public nuisance; negligence; trespass; and violation of consumer protection law.

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

The discovery phase of the litigation is now closed, and active pretrial motion practice is ongoing. The State has filed a motion to remand the case to the Eastern District of Pennsylvania for trial, though a trial date is yet to be scheduled. Multiple defendants in the case have settled with plaintiff. We continue to vigorously defend the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies, the outcome of which are not yet known.

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

On February 14, 2018, defendants removed the case to the United States District Court for the District of Maryland. We are vigorously defending the claims made against us. Our ultimate liability, if any, in this proceeding is uncertain and subject to numerous contingencies the outcome of which are not yet known.

NOTE 4. — DEBT

The amounts outstanding under our Revolving Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2023	2022
Revolving Credit Facility	October 2025	5.60%	$10,000	$70,000
Term Loan	October 2025	6.13%	75,000	$—
Series B Notes	June 2023	5.35%	—	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	—
Total debt			760,000	695,000
Unamortized debt issuance costs, net (a)			(5,266)	(3,545)
Total debt, net			$754,734	$691,455

(a)
Unamortized debt issuance costs related to the Revolving Credit Facility were $1,364 and $2,036, respectively, as of December 31, 2023 and 2022, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

Borrowings under the Revolving Credit Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Revolving Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Revolving Credit Facility.

Term Loan

In October 2023, we entered into a term loan credit agreement (the "Term Loan Agreement") that provides for a senior unsecured term loan (the "Term Loan") in an aggregate principal amount of $150.0 million. The Term Loan matures October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Revolving Credit Facility, and (ii) an additional principal amount of $75.0 million that can be funded in a single draw at our option any time on or prior to April 14, 2024.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at weighted average of 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness to total asset value ratio as of December 31, 2023. As of December 31, 2023, $75.0 million was outstanding under our Term Loan,

Senior Unsecured Notes

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

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, and Series Q Notes are collectively referred to as the "Senior Unsecured Notes".

Covenants

The Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Senior Unsecured Notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, and could result in the acceleration of our indebtedness outstanding under the Revolving Credit Facility, Term Loan and Senior Unsecured Notes. We may be prohibited from drawing funds under the Revolving Credit Facility if there is any event or condition that constitutes an event of default under the Second Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Second Restated Credit Agreement.

As of December 31, 2023, we are in compliance with all of the material terms of the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2023, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan	Senior Unsecured Notes	Total
2024	$—	$—	$—	$—
2025 (a) (b)	10,000	75,000	50,000	135,000
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	100,000	100,000
Thereafter	—	—	525,000	525,000
Total	$10,000	$75,000	$675,000	$760,000

(a)
The Revolving Credit Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six month periods to October 2026.
(b)
The Term Loan matures in October 2025. Subject to the terms of the term loan credit agreement and our continued compliance with its provisions, we have the option to extend the term for one twelve month period to October 2026.

NOTE 5. — DERIVATIVE INSTRUMENTS

We enter into derivative instruments for risk management purposes only, including derivatives designated as hedging instruments as required by FASB ASC Topic 815, Derivatives and Hedging, and those utilized as economic hedges. Our use of derivative instruments is currently limited to interest rate hedges. We do not enter into derivative instruments for trading or speculative purposes, where changes in the cash flows of the derivative are not expected to offset changes in cash flows of the hedged item. All derivatives are recognized on our consolidated balance sheets at fair value. For those derivative instruments for which we intend to elect hedge accounting, at the time the derivative contract is entered into, we document all relationships between hedging instruments and hedged items, as well as our risk-management objective and strategy for undertaking the various hedge transactions. This process includes linking all derivatives designated as cash flow hedges to specific assets and liabilities on our consolidated balance sheets or to specific forecasted transactions. We also formally assess, both at the hedge’s inception and on an ongoing basis, whether the derivatives used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items.

To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, and otherwise meet the cash flow hedge accounting criteria in accordance with GAAP, changes in the derivatives’ fair value are not included in current earnings, but are included in accumulated other comprehensive income (loss). These changes in fair value will be reclassified into earnings at the time of the forecasted transaction. Ineffectiveness measured in the hedging relationship is recorded in earnings in the period in which it occurs.

In October 2023, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $75.0 million of outstanding variable-rate borrowings over a maximum period ending October 2026. Also, in October 2023, we entered into forward-starting interest rate swap agreements to hedge against changes in interest rates from the trade date through the projected issuance date of $75.0 million of additional variable-rate borrowings, and to hedge against changes in future cash flows resulting from changes in interest rates on the additional $75.0 million of variable-rate borrowings over a maximum period ending October 2026. During the next twelve months, we estimate that $0.2 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of December 31, 2023 and 2022 (in thousands):

						Fair Value of Liability
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	December 31, 2023	December 31, 2022
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/17/2026	$(2,083)	$—
Swap	4.66	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/17/2026	(1,937)	—

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	Year ended December 31,
	2023	2022	2021
Accumulated other comprehensive loss	$(4,021)	$—	$—

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2022, we had removed $23.5 million of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the year ended December 31, 2023.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.3 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2023.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2022, we had accrued a total of $23.2 million for our prospective environmental remediation obligations. This accrual consisted of (a) $10.8 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.4 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.6 million, $1.3 million and $1.7 million of net accretion expense was recorded for the years ended December 31, 2023, 2022 and 2021, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2023, 2022 and 2021, we recorded credits to environmental expenses aggregating $0.3 million, $23.8 million and $1.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the years ended December 31, 2023, 2022 and 2021, changes in environmental estimates aggregating, $0.1 million, $2.0 million and $0.2 million, respectively, were related to properties that were previously disposed of by us.

During the years ended December 31, 2023 and 2022, we increased the carrying values of certain of our properties by $5.0 million and $3.3 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the years ended December 31, 2023, 2022 and 2021, were $3.0 million, $3.7 million and $4.0 million, respectively. Capitalized asset retirement costs were $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023, and $33.2 million (consisting of $24.7 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2022. We recorded impairment charges aggregating $3.6 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively, for capitalized asset retirement costs.

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

NOTE 7. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2023, 2022 and 2021, of $0.7 million, $0.6 million and $0.4 million, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs in our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2023, 2022 and 2021, were:

	2023	2022	2021
Ordinary income	73.00%	77.00%	73.00%
Capital gain distributions	—	3.00%	5.50%
Non-taxable distributions	27.00%	20.00%	21.50%
	100.00%	100.00%	100.00%

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns for the years 2020, 2021 and 2022, and tax returns which will be filed for the year ended 2023, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2023 or 2022. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2023, 2022 and 2021, is as follows (in thousands):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
Balance, December 31, 2020	43,606	$436	$—	$722,608	$(63,443)	$659,601
Net earnings					62,860	62,860
Dividends declared — $1.58 per share					(72,985)	(72,985)
Shares issued pursuant to ATM Program, net	3,043	30	—	92,255	—	92,285
Shares issued pursuant to dividend reinvestment	3	—	—	80	—	80
Stock-based compensation and settlements	64	1	—	3,266	—	3,267
Balance, December 31, 2021	46,716	$467	—	$818,209	$(73,568)	$745,108
Net earnings					90,043	90,043
Dividends declared — $1.66 per share					(79,432)	(79,432)
Shares issued pursuant to ATM Program, net	—	—	—	(207)	—	(207)
Shares issued pursuant to dividend reinvestment	2	—	—	59	—	59
Stock-based compensation and settlements	17	—	—	4,279	—	4,279
Balance, December 31, 2022	46,735	$467	—	$822,340	$(62,957)	$759,850
Net earnings					60,151	60,151
Accumulated other comprehensive income (loss)	-	-	(4,021)	-	—	(4,021)
Dividends declared — $1.74 per share			-		(91,290)	(91,290)
Shares issued pursuant to equity offering, net	3,450	35	-	112,093	—	112,128
Shares issued pursuant to ATM Program, net	3,721	37	-	114,066	—	114,103
Shares issued pursuant to dividend reinvestment	2	—	-	53	—	53
Stock-based compensation and settlements	45	1	—	4,577	—	4,578
Balance, December 31, 2023	53,953	$540	$(4,021)	$1,053,129	$(94,096)	$955,552

On March 1, 2023, March 1, 2022, March 1, 2021, and July 19, 2021, our Board of Directors granted 253,075, 238,850, 192,550, and 3,500 restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In February 2023, we completed a follow-on public offering of 3,450,000 shares of common stock in connection with forward sales agreements. During the year ended December 31, 2023, we settled all 3,450,000 shares and realized net proceeds of $112.1 million.

ATM Program

In February 2021, we established an at-the-market equity offering program (the “2021 ATM Program”), pursuant to which we were able to issue and sell shares of our common stock with an aggregate sales price of up to $250.0 million through a consortium of banks acting as agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. The 2021 ATM Program was terminated in February 2023.

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

We also evaluated whether the forward sale agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the forward sale agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements exercise contingencies that are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations and use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the year ended December 31, 2023 and 2022, no shares of common stock were issued under the ATM Program or the 2021 ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the year ended December 31, 2022, we entered into forward sale agreements to sell an aggregate of 3,721,000 shares of common stock under the 2021 ATM Program at an average gross offering price of $31.61 per share. No such shares were settled during the year ended December 31, 2022. During the year ended December 31, 2023, we settled all 3,721,000 shares and realized net proceeds of $114.1 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of December 31, 2023, no shares remain subject to forward sale agreements under the 2021 ATM Program.

During the year ended December 31, 2023, we entered into forward sale agreements to sell an aggregate of 1,049,050 shares of common stock at an average gross offering price of $30.67 per share under the ATM Program. No such shares were settled during the year ended December 31, 2023. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

Dividends

For the year ended December 31, 2023, we paid regular quarterly dividends of $87.0 million, or $1.72 per share. For the year ended December 31, 2022, we paid regular quarterly dividends of $78.3 million, or $1.64 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2023 and 2022, we issued 1,627 and 2,053 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $53 thousand and $59 thousand, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $5.6 million, $4.8 million, and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively, and is included in general and administrative expense in our consolidated statements of operations.

NOTE 9. — EMPLOYEE BENEFIT PLANS

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

We awarded to employees and directors 253,075, 238,850 and 196,050 RSUs and dividend equivalents in 2023, 2022 and 2021, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with us or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after the grant date (or the tenth anniversary of the first vesting date for RSUs granted in 2016-2018) or termination of employment with us. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2023, 2022 and 2021, dividend equivalents aggregating approximately $2.2 million, $1.9 million and $1.5 million, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount (in thousands)	Average Per RSU
RSUs outstanding as of December 31, 2020	837,475
Granted	196,050	$5,594	$28.53
Settled	(112,125)	3,293	29.37
Cancelled	—	—	—
RSUs outstanding as of December 31, 2021	921,400
Granted	238,850	$6,540	$27.38
Settled	(35,830)	997	27.81
Cancelled	(7,170)	203	28.27
RSUs outstanding as of December 31, 2022	1,117,250
Granted	253,075	$8,605	$34.00
Settled	(100,000)	3,405	34.05
Cancelled	(1,600)	45	28.19
RSUs outstanding as of December 31, 2023	1,268,725

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2023, 2022 and 2021, was $5.6 million, $4.7 million and $4.0 million, respectively, and is included in general and administrative expense in our consolidated statements of operations. As of December 31, 2023, there was $14.6 million of unrecognized compensation cost related to RSUs granted under the 2004 Plan, which cost is expected to be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of the 1,268,725 outstanding RSUs and the 794,674 vested RSUs as of December 31, 2023, was $37.1 million and $23.2 million, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value (in thousands)
RSUs vested as of December 31, 2020	420,635
Vested	147,680	$4,739
Settled	(112,125)	3,293
RSUs vested as of December 31, 2021	456,190
Vested	134,196	$4,543
Settled	(35,830)	997
RSUs vested as of December 31, 2022	554,556
Vested	340,118	$9,938
Settled	(100,000)	3,405
RSUs vested as of December 31, 2023	794,674

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $0.4 million for each of the years ended December 31, 2023, 2022 and 2021. These amounts are included in general and administrative expense in our consolidated statements of operations. For the year ended December 31, 2021 we distributed $0.1 million from the Supplemental Plan to former officers of the Company. There were no distributions from the Supplemental Plan for the year ended December 31, 2023 or 2022.

NOTE 10. — EARNINGS PER COMMON SHARE

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
	2023	2022	2021
Net earnings	$60,151	$90,043	$62,860
Less dividend equivalents attributable to RSUs outstanding	(2,208)	(2,103)	(1,437)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$57,943	$87,940	$61,423
Weighted average common shares outstanding:
Basic	50,020	46,730	44,782
Incremental shares from stock-based compensation	72	106	37
Incremental shares from ATM Program forward agreements	124	2	—
Diluted	50,216	46,838	44,819
Basic earnings per common share	$1.16	$1.88	$1.37
Diluted earnings per common share	1.15	1.88	1.37

NOTE 11. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2023 and 2022, the carrying values of borrowings under the Revolving Credit Facility approximated fair value, and as of December 31, 2023, the carrying value of borrowings under the Term Loan approximated fair value. As of December 31, 2023 and 2022, the fair values of borrowings under our Senior Unsecured Notes were $590.9 million and $541.0 million, respectively. The fair values of borrowings outstanding as of December 31, 2023 and 2022, were determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2023, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these instruments on our consolidated balance sheets as of December 31, 2023 was a credit balance of $4.0 million.

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

The following summarizes as of December 31, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,504	$—	$—	$1,504
Liabilities:
Deferred compensation	$—	$1,504	$—	$1,504

The following summarizes as of December 31, 2022, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,208	$—	$—	$1,208
Liabilities:
Deferred compensation	$—	$1,208	$—	$1,208

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2023 and 2022, of $0.6 million and $1.8 million, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates. For information regarding the valuation techniques and unobservable inputs used when assessing impairments of real estate assets, see Note 1 - Summary of Significant Accounting Policies.

NOTE 12. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of December 31, 2023 and 2022, there were 14 and three properties, respectively, that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of December 31, 2023 and 2022 (in thousands):

	Year ended December 31,
	2023	2022
Land	$2,235	$2,707
Buildings and improvements	3,520	2,103
	5,755	4,810
Accumulated depreciation and amortization	(3,326)	(1,053)
Real estate held for sale, net	$2,429	$3,757

During the year ended December 31, 2023, we sold a total of nine properties in multiple transactions which resulted in an aggregate gain of $4.3 million included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from a property condemnation resulting in a gain of $10 thousand included in gain on dispositions of real estate on our consolidated statements of operations. In addition, during the year ended December 31, 2023, we realized a gain of $0.3 million related to the termination of one of our leases at a property where we were both the lessee and lessor. As such, we have derecognized the assets and liabilities associated with this lease. There were no payments received upon the termination of the lease.

During the year ended December 31, 2022, we sold a total of 24 properties in multiple transactions which resulted in an aggregate gain of $16.3 million included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $0.1 million included in gain on dispositions of real estate on our consolidated statements of operations.

NOTE 13. — PROPERTY ACQUISITIONS

2023

During the year ended December 31, 2023, we acquired fee simple interests in 54 properties with an aggregate purchase price of $248.1 million and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes	26	$137,827	$37,198	$87,113	$14,540	$637	$(1,661)
Convenience stores (a)	12	74,244	25,283	42,437	6,524	—	—
Auto service centers	13	29,908	6,277	12,498	3,242	8,311	(420)
Drive-thru QSRs	3	6,093	2,625	2,737	582	149	—
	54	$248,072	$71,383	$144,785	$24,888	$9,097	$(2,081)

(a)
Purchase price and land allocation include $0.9 million related to the acquisition of a land parcel adjacent to an existing site which was subsequently combined with the existing site into a single property upon redevelopment of the existing site.

In addition, as part of larger sale-leaseback transactions that included certain of the express tunnel car washes referenced above, we acquired 15 express tunnel car washes that were under construction for $45.8 million and committed to provide additional funding to our tenant during the construction period to complete the development of these properties. These 15 properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and began to record rental income from the operating lease.

During the year ended December 31, 2023, we advanced an additional $15.7 million and, in total, we funded $61.5 million related to these 15 properties. The construction at one property was completed during the year ended December 31, 2023, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $3.8 million, recorded an acquisition, as reflected in table above, and begin to record rental income from the operating leases.

These transactions also include provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2022

During the year ended December 31, 2022, we acquired fee simple interests in 40 properties for an aggregate purchase price of $137.3 million and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Convenience stores	16	$67,528	$12,727	$49,871	$5,545	$403	$(1,018)
Express tunnel car washes	9	43,874	20,573	18,888	4,413	—	—
Auto service centers	14	22,912	2,621	17,516	2,823	—	(48)
Drive-thru QSRs	1	2,961	702	2,182	77	—	—
	40	$137,275	$36,623	$88,457	$12,858	$403	$(1,066)

NOTE 14. — ACQUIRED INTANGIBLE ASSETS

Intangible assets and liabilities consisted of the following as of the dates presented (in thousands):

	December 31, 2023			December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets:
In-place leases	$120,109	$34,125	$85,984	$95,219	$27,155	$68,064
Intangible market lease assets	22,236	7,905	14,331	13,139	7,189	5,950
Total lease intangible assets	$142,345	$42,030	$100,315	$108,358	$34,344	$74,014

Intangible market lease liabilities (a)	$46,330	$26,929	$19,401	$44,248	$25,156	$19,092

(a)
Acquired intangible market lease liabilities (below-market leases) are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Intangible market lease assets and liabilities (above-market and below-market leases) are amortized and recorded as either an increase (in the case of below-market leases) or a decrease (in the case of above-market leases) to revenues from rental properties over the remaining term of the associated lease in place at the time of purchase. Amortization of acquired leases resulted in a net increase to revenues from rental properties of $1.1 million, $1.2 million, and $1.2 million for the years ended December 31, 2023, 2022, and 2021, respectively.

In-place leases are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $7.0 million, $5.7 million, and $4.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.

The amortization of acquired intangible assets during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2024	$971	$1,605	$7,451
2025	911	1,581	7,399
2026	911	1,494	7,328
2027	911	1,413	7,222
2028	911	1,391	6,954
Thereafter	9,716	11,917	49,630
	$14,331	$19,401	$85,984

NOTE 15. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2023, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from December 31, 2023 through the date the financial statements were issued.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 13 to the consolidated financial statements, during the year ended December 31, 2023, the Company acquired fee simple interests in 54 properties which were accounted for as asset acquisitions for an aggregate purchase price of $248,072,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, discount rates, and the EBITDA-to-rent coverage ratios.

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

Environmental Remediation Obligations

As described in Notes 1 and 6 to the consolidated financial statements, as of December 31, 2023 management has accrued a total of $22,369,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property. Management measures their environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and discounted to present value.

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

February 15, 2024

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2023, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

The effectiveness of our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data”.

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

There were no such relationships or transactions to report for the year ended December 31, 2023.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

The following Financial Statement Schedules are included beginning on page 80 of this Annual Report on Form 10-K.

Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2023
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2023

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 96 of this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2023

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2023	2022	2021
Investment in real estate:
Balance at beginning of year	$1,514,750	$1,410,051	$1,246,588
Acquisitions and capital expenditures	221,737	128,349	182,110
Impairments	(5,328)	(3,852)	(5,409)
Sales and condemnations	(9,153)	(12,992)	(12,595)
Lease expirations/settlements	(602)	(6,806)	(643)
Balance at end of year	$1,721,404	$1,514,750	$1,410,051

Accumulated depreciation and amortization:
Balance at beginning of year	$233,865	$210,615	$187,061
Depreciation and amortization	37,875	33,700	30,126
Impairments	(85)	(307)	(1,382)
Sales and condemnations	(2,260)	(4,161)	(4,256)
Lease expirations/settlements	(476)	(5,982)	(934)
Balance at end of year	$268,919	$233,865	$210,615

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Gunterville, AL	$1,621	$0	$597	$1,024	$1,621	$20	2023
Mobile, AL	4,226	-	1,996	2,230	4,226	38	2023
Phenix City, AL	1,670	-	942	728	1,670	198	2019
Troy, AL	2,595	-	677	1,918	2,595	225	2021
Fayetteville, AR	2,266	-	1,637	629	2,266	179	2018
Fayetteville, AR	2,867	-	1,971	896	2,867	254	2018
Hope, AR	1,472	-	999	473	1,472	135	2018
Jacksonville, AR	1,526	-	730	796	1,526	94	2021
Jonesboro, AR	2,985	-	330	2,655	2,985	1,805	2007
Lake Charles, AR	1,069	-	620	449	1,069	135	2018
Lake Charles, AR	1,468	-	1,002	466	1,468	132	2018
Little Rock, AR	978	-	535	443	978	143	2018
Little Rock, AR	2,763	-	497	2,266	2,763	535	2019
Marion, AR	1,990	-	1,406	584	1,990	73	2021
Pine Bluff, AR	2,985	-	2,166	819	2,985	227	2018
Rogers, AR	928	-	534	394	928	127	2018
Sulphur, AR	777	-	375	402	777	136	2018
Texarkana, AR	1,592	-	1,058	534	1,592	160	2018
Buckeye, AZ	3,928	-	2,334	1,594	3,928	550	2017
Buckeye, AZ	6,257	-	2,483	3,774	6,257	87	2023
Chandler, AZ	1,837	-	1,260	577	1,837	238	2017
Gilbert, AZ	1,448	-	983	465	1,448	188	2017
Gilbert, AZ	1,602	-	796	806	1,602	322	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	562	2017
Gilbert, AZ	3,204	-	1,839	1,365	3,204	505	2017
Glendale, AZ	1,722	-	1,178	544	1,722	213	2017
Goodyear, AZ	6,930	-	1,296	5,634	6,930	117	2023
Maricopa, AZ	5,506	-	1,290	4,216	5,506	89	2023
Mesa, AZ	1,503	-	839	664	1,503	259	2017
Mesa, AZ	2,185	-	1,612	573	2,185	226	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	415	2017
Peoria, AZ	1,331	-	992	339	1,331	144	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	193	2018
Phoenix, AZ	2,177	-	1,532	645	2,177	252	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	583	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	609	2017
San Tan Valley, AZ	4,022	-	2,549	1,473	4,022	564	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	479	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	862	2017
Surprise, AZ	5,112	-	1,241	3,871	5,112	89	2023
Tucson, AZ	1,261	-	664	597	1,261	231	2017
Tucson, AZ	1,301	-	557	744	1,301	285	2017
Tucson, AZ	1,303	-	590	713	1,303	278	2017
Tucson, AZ	2,085	-	1,487	598	2,085	248	2017
Tucson, AZ	3,652	-	2,924	728	3,652	282	2017
Alhambra, CA	6,590	-	6,077	513	6,590	142	2019
Bellflower, CA	1,370	-	911	459	1,370	343	2007
Benicia, CA	2,223	-	1,057	1,166	2,223	885	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Cotati, CA	$6,071	$0	$4,007	$2,064	$6,071	$975	2015
Elsinore, CA	2,541	-	2,541	-	2,541	-	2023
Fillmore, CA	1,354	-	950	404	1,354	301	2007
Grass Valley, CA	1,485	-	853	632	1,485	307	2015
Harbor City, CA	4,442	-	3,597	845	4,442	261	2019
Hemet, CA	1,940	-	1,940	-	1,940	-	2023
Hemet, CA	1,942	-	1,942	-	1,942	-	2023
Hercules, CA	6,900	-	6,018	882	6,900	117	2021
Hesperia, CA	1,643	-	849	794	1,643	574	2007
Hesperia, CA	2,055	-	492	1,563	2,055	897	2015
Indio, CA	1,250	-	302	948	1,250	481	2015
Indio, CA	2,727	-	1,486	1,241	2,727	661	2015
La Puente, CA	7,615	-	6,405	1,210	7,615	676	2015
Lakeside, CA	3,716	-	2,696	1,020	3,716	541	2015
Lakewood, CA	2,613	-	1,805	808	2,613	218	2019
Los Angeles, CA	6,613	-	5,007	1,606	6,613	889	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	715	2015
Ontario, CA	6,614	-	4,524	2,090	6,614	1,156	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	755	2015
Pomona, CA	2,347	(1,759)	505	83	588	7	2019
Pomona, CA	1,497	-	674	823	1,497	217	2019
Riverside, CA	2,130	-	1,619	511	2,130	336	2015
Sacramento, CA	3,194	-	2,208	986	3,194	556	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	821	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	912	2015
San Dimas, CA	1,941	-	749	1,192	1,941	835	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	711	2015
San Leandro, CA	5,978	-	5,078	900	5,978	527	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	695	2015
Stockton, CA	1,188	-	628	560	1,188	316	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	784	2015
Torrance, CA	5,386	-	4,017	1,369	5,386	328	2019
Aurora, CO	2,874	-	2,284	590	2,874	233	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	513	2015
Broomfield, CO	1,785	-	1,388	397	1,785	173	2017
Broomfield, CO	2,379	-	1,495	884	2,379	316	2017
Castle Rock, CO	5,269	(130)	3,139	2,000	5,139	1,068	2015
Colorado Springs, CO	1,382	-	756	626	1,382	235	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	172	2017
Denver, CO	2,157	-	1,579	578	2,157	239	2017
Englewood, CO	2,495	-	2,207	288	2,495	138	2017
Golden, CO	4,641	-	3,247	1,394	4,641	724	2015
Golden, CO	6,151	-	4,201	1,950	6,151	1,065	2015
Greenwood Village, CO	4,076	-	2,888	1,188	4,076	590	2015
Highlands Ranch, CO	4,357	-	2,921	1,436	4,357	761	2015
Lakewood, CO	2,350	-	1,541	809	2,350	407	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	988	2015
Lone Tree, CO	6,613	-	5,125	1,488	6,613	823	2015
Longmont, CO	3,620	-	2,315	1,305	3,620	723	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Louisville, CO	$6,605	$0	$5,228	$1,377	$6,605	$749	2015
Monument, CO	3,828	(14)	2,784	1,030	3,814	445	2017
Morrison, CO	5,081	-	3,018	2,063	5,081	1,131	2015
Superior, CO	3,748	-	2,477	1,271	3,748	673	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	1,210	2015
Westminster, CO	1,457	-	752	705	1,457	364	2015
Avon, CT	731	50	403	378	781	341	2002
Bridgeport, CT	313	298	204	407	611	380	1985
Bridgeport, CT	350	330	228	452	680	424	1985
Bridgeport, CT	377	391	246	522	768	495	1985
Bristol, CT	1,594	-	1,036	558	1,594	428	2004
Brookfield, CT	57	482	20	519	539	519	1985
Darien, CT	667	277	434	510	944	510	1985
Durham, CT	994	-	-	994	994	994	2004
East Haven, CT	4,411	-	1,315	3,096	4,411	144	2023
Ellington, CT	1,295	-	842	453	1,295	347	2004
Hamden, CT	645	-	527	118	645	28	2018
Hartford, CT	665	-	432	233	665	178	2004
Meriden, CT	1,532	-	989	543	1,532	418	2004
Middletown, CT	133	418	131	420	551	408	1987
Milford, CT	3,387	-	2,217	1,170	3,387	106	2022
Milford, CT	5,301	-	2,192	3,109	5,301	44	2023
New Haven, CT	538	210	351	397	748	382	1985
New Haven, CT	1,413	(160)	568	685	1,253	498	1985
Newington, CT	954	-	620	334	954	256	2004
North Haven, CT	90	617	365	342	707	235	1982
Norwalk, CT	511	39	332	218	550	218	1985
Norwalk, CT	-	693	402	291	693	216	1988
Old Greenwich, CT	-	1,219	620	599	1,219	482	1969
Plymouth, CT	931	-	605	326	931	250	2004
Shelton, CT	3,679	-	1,645	2,034	3,679	213	2021
South Windham, CT	644	1,398	598	1,444	2,042	953	2004
South Windor, CT	545	-	337	208	545	166	2004
Stamford, CT	603	103	393	313	706	298	1985
Stamford, CT	507	472	330	649	979	597	1985
Suffield, CT	237	603	201	639	840	565	2004
Wallingford, CT	551	-	335	216	551	174	2004
Waterbury, CT	804	-	516	288	804	223	2004
Watertown, CT	925	-	567	358	925	286	2004
West Haven, CT	1,215	-	790	425	1,215	326	2004
West Haven, CT	3,099	-	2,246	853	3,099	79	2022
Westport, CT	603	12	393	222	615	223	1985
Willimantic, CT	717	-	466	251	717	192	2004
Wilton, CT	519	203	338	384	722	378	1985
Windsor Locks, CT	1,030	-	670	360	1,030	277	2004
Windsor Locks, CT	1,433	1,400	1,055	1,778	2,833	1,559	2004
Washington, DC	848	-	418	430	848	224	2013
Washington, DC	940	-	664	276	940	165	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Atlantic Beach, FL	$4,856	$0	$1,302	$3,554	$4,856	$41	2023
Callahan, FL	2,894	-	2,056	838	2,894	336	2017
Defuniak Springs, FL	6,522	-	2,846	3,676	6,522	71	2023
Jacksonville, FL	4,623	-	1,438	3,185	4,623	58	2023
Largo, FL	2,064	-	1,143	921	2,064	221	2019
Orlando, FL	867	34	401	500	901	489	2000
Pensacola, FL	5,777	-	1,375	4,402	5,777	89	2023
S Navarre, FL	6,168	-	1,649	4,519	6,168	91	2023
W. Bradenton, FL	1,546	-	381	1,165	1,546	4	2023
Yulee, FL	1,962	-	569	1,393	1,962	486	2017
Augusta, GA	1,843	-	1,077	766	1,843	202	2019
Augusta, GA	3,150	-	286	2,864	3,150	911	2017
Bainbridge, GA	3,751	-	699	3,052	3,751	148	2023
Buford, GA	1,354	-	1,354	-	1,354	-	2023
Columbus, GA	1,617	-	984	633	1,617	177	2019
Conyers, GA	4,733	-	741	3,992	4,733	112	2023
Dalton, GA	1,307	-	510	797	1,307	3	2023
Hinesville, GA	995	-	245	750	995	137	2019
Leesburg, GA	3,966	-	914	3,052	3,966	128	2023
Perry, GA	1,724	-	1,312	412	1,724	174	2017
Tallapossa, GA	905	-	309	596	905	2	2023
Haleiwa, HI	1,522	-	1,058	464	1,522	378	2007
Honolulu, HI	1,070	30	980	120	1,100	103	2007
Honolulu, HI	1,539	-	1,219	320	1,539	235	2007
Honolulu, HI	1,769	-	1,192	577	1,769	411	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	735	2007
Kaneohe, HI	1,364	-	822	542	1,364	410	2007
Kaneohe, HI	1,978	235	1,473	740	2,213	539	2007
Waianae, HI	1,520	-	648	872	1,520	622	2007
Waianae, HI	1,997	-	871	1,126	1,997	805	2007
Waipahu, HI	2,458	-	945	1,513	2,458	1,064	2007
Bolingbrook, IL	3,814	-	955	2,859	3,814	322	2021
Peoria, IL	1,635	-	724	911	1,635	58	2022
Roselle, IL	2,851	-	1,741	1,110	2,851	296	2019
Merrillville, IN	1,911	-	218	1,693	1,911	150	2021
Schererville, IN	1,519	-	269	1,250	1,519	117	2021
Kansas City, KS	4,666	-	331	4,335	4,666	728	2020
Leavenworth, KS	1,110	-	206	904	1,110	94	2021
Lenexa, KS	1,144	-	470	674	1,144	74	2021
Merriam, KS	4,659	-	743	3,916	4,659	638	2020
Olathe, KS	4,658	-	498	4,160	4,658	687	2020
Overland Park, KS	945	-	353	592	945	62	2021
Overland Park, KS	4,620	-	1,511	3,109	4,620	481	2020
Prairie Village, KS	5,947	-	2,533	3,414	5,947	135	2023
Topeka, KS	1,200	-	195	1,005	1,200	100	2021
Bowling Green, KY	3,153	-	499	2,654	3,153	664	2020
Hopkinsville, KY	5,365	-	1,424	3,941	5,365	140	2023
Lexington, KY	3,195	-	676	2,519	3,195	303	2021
Lexington, KY	3,195	-	803	2,392	3,195	288	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Louisville, KY	$1,488	$0	$513	$975	$1,488	$11	2023
Louisville, KY	3,356	-	818	2,538	3,356	611	2019
Louisville, KY	4,450	-	1,354	3,096	4,450	575	2021
Owensboro, KY	3,811	-	1,012	2,799	3,811	944	2019
Bossier City, LA	2,182	-	1,334	848	2,182	337	2017
W. Monroe, LA	2,387	-	674	1,713	2,387	47	2023
Arlington, MA	518	27	337	208	545	208	1985
Auburn, MA	369	160	240	289	529	267	1991
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	725	-	725	-	725	-	2011
Barre, MA	536	12	348	200	548	167	1991
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	331	1985
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Falmouth, MA	415	2,389	458	2,346	2,804	753	1988
Foxborough, MA	427	98	325	200	525	192	1990
Gardner, MA	550	-	550	-	550	-	2011
Gardner, MA	787	-	638	149	787	89	2014
Gardner, MA	1,008	426	657	777	1,434	655	1985
Hyde Park, MA	499	220	322	397	719	345	1985
Leominster, MA	571	-	199	372	571	223	2012
Littleton, MA	1,357	-	759	598	1,357	213	2017
Lowell, MA	-	636	429	207	636	153	1996
Lowell, MA	3,961	-	2,042	1,919	3,961	428	2019
Lynn, MA	850	-	850	-	850	-	2011
Marlborough, MA	550	-	550	-	550	-	2011
Maynard, MA	735	98	478	355	833	346	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	650	-	650	-	650	-	2011
Newton, MA	691	90	450	331	781	331	1985
Peabody, MA	550	-	550	-	550	-	2011
Peabody, MA	650	-	650	-	650	-	2011
Randolph, MA	574	245	430	389	819	380	1985
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	247	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	119	1985
Sutton, MA	714	57	464	307	771	264	1993
Tewksbury, MA	125	596	75	646	721	545	1986
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Wakefield, MA	900	-	900	-	900	-	2011
Webster, MA	1,012	1,157	659	1,510	2,169	1,203	1985
West Roxbury, MA	490	226	319	397	716	145	1985
Wilmington, MA	600	-	600	-	600	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011
Woburn, MA	508	314	508	314	822	314	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Worcester, MA	$550	$0	$550	$0	$550	$0	2011
Worcester, MA	547	10	355	202	557	168	1991
Worcester, MA	196	790	-	986	986	324	2017
Worcester, MA	979	8	637	350	987	291	1991
Worcester, MA	498	539	322	715	1,037	530	1985
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	802	-	-	802	802	674	2007
Baltimore, MD	2,259	-	722	1,537	2,259	1,089	2007
Beltsville, MD	525	-	525	-	525	-	2009
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Beltsville, MD	1,130	-	1,130	-	1,130	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Capitol Heights, MD	628	-	628	-	628	-	2009
Clinton, MD	651	-	651	-	651	-	2009
College Park, MD	536	-	536	-	536	-	2009
District Heights, MD	1,039	-	1,039	-	1,039	-	2009
Ellicott City, MD	895	-	-	895	895	792	2007
Greater Landover, MD	753	-	753	-	753	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Oxon Hill, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Lewiston, ME	342	188	222	308	530	298	1985
Battle Creek, MI	3,225	-	771	2,454	3,225	293	2021
Battle Creek, MI	3,273	-	562	2,711	3,273	287	2021
Beverly Hills, MI	558	-	133	425	558	48	2021
Cutlerville, MI	558	-	281	277	558	43	2021
Dearborn, MI	551	-	74	477	551	56	2021
Detroit, MI	563	-	16	547	563	61	2021
East Lansing, MI	554	-	68	486	554	55	2021
Farmington, MI	556	-	203	353	556	50	2021
Grand Blanc, MI	562	-	46	516	562	59	2021
Grand Blanc, MI	562	-	48	514	562	57	2021
Grand Ledge, MI	1,174	-	100	1,074	1,174	123	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Grand Rapids, MI	$562	$0	$32	$530	$562	$59	2021
Grand Rapids, MI	818	-	201	617	818	71	2021
Grandville, MI	1,044	-	193	851	1,044	101	2021
Holland, MI	559	-	27	532	559	59	2021
Jackson, MI	559	-	183	376	559	44	2021
Jenison, MI	616	-	37	579	616	66	2021
Lambertville, MI	617	-	345	272	617	40	2021
Lansing, MI	916	-	190	726	916	90	2021
Lansing, MI	3,230	-	852	2,378	3,230	245	2021
Livonia, MI	526	-	122	404	526	51	2021
Madison Heights, MI	563	-	38	525	563	58	2021
Madison Heights, MI	1,759	-	192	1,567	1,759	139	2021
Midland, MI	631	-	10	621	631	71	2021
Oak, MI	562	-	107	455	562	52	2021
Redford Township, MI	561	-	45	516	561	57	2021
Sterling Heights, MI	555	-	170	385	555	47	2021
Trenton, MI	561	-	48	513	561	58	2021
Zeeland, MI	715	-	92	623	715	76	2021
Maple Grove, MN	4,233	-	955	3,278	4,233	653	2019
Winona, MN	5,574	-	405	5,169	5,574	191	2023
Blue Springs, MO	4,646	-	386	4,260	4,646	745	2020
Blue Springs, MO	5,065	-	354	4,711	5,065	795	2020
Independence, MO	5,109	-	600	4,509	5,109	775	2020
Kansas City, MO	3,863	-	366	3,497	3,863	599	2020
Kansas City, MO	4,982	-	609	4,373	4,982	713	2020
Parkville, MO	4,636	-	317	4,319	4,636	700	2020
Raymore, MO	3,582	-	570	3,012	3,582	534	2020
Summit, MO	1,503	-	351	1,152	1,503	110	2021
Hattiesburg, MS	1,759	-	850	909	1,759	124	2021
Hattiesburg, MS	2,143	-	1,258	885	2,143	110	2021
Meridan, MS	3,050	-	2,385	665	3,050	13	2023
Indian Trail, NC	4,582	-	3,069	1,513	4,582	164	2021
Angier, NC	1,390	-	93	1,297	1,390	63	2022
Candler, NC	1,290	-	82	1,208	1,290	54	2022
Cary, NC	1,939	-	1,292	647	1,939	80	2021
Charlotte, NC	1,967	-	1,457	510	1,967	58	2021
Charlotte, NC	5,194	-	3,670	1,524	5,194	166	2021
Fayetteville, NC	980	-	460	520	980	2	2023
Fayetteville, NC	986	-	509	477	986	144	2018
Fayetteville, NC	1,180	-	400	780	1,180	3	2023
Fayetteville, NC	1,795	-	374	1,421	1,795	5	2023
Franklin, NC	1,275	-	62	1,213	1,275	56	2022
Greensboro, NC	1,513	-	305	1,208	1,513	4	2023
Greensboro, NC	3,857	-	969	2,888	3,857	654	2020
Henderson, NC	1,356	-	774	582	1,356	77	2021
Henderson, NC	2,680	-	1,918	762	2,680	83	2021
Hickory, NC	2,884	-	702	2,182	2,884	108	2022
High Point, NC	1,155	-	368	787	1,155	162	2020

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Hildebran, NC	$1,820	$0	$900	$920	$1,820	$4	2023
Indian Trail, NC	5,895	-	4,807	1,088	5,895	116	2021
Jacksonville, NC	1,273	-	268	1,005	1,273	48	2022
Kannapolis, NC	3,790	-	616	3,174	3,790	806	2019
Lexington, NC	1,316	-	154	1,162	1,316	53	2022
Lexington, NC	1,317	-	144	1,173	1,317	54	2022
Lexington, NC	1,776	-	301	1,475	1,776	393	2017
Lincolnton, NC	1,392	-	206	1,186	1,392	55	2022
Mebane, NC	1,721	-	583	1,138	1,721	15	2023
Monroe, NC	1,886	-	1,232	654	1,886	73	2021
Morganton, NC	1,391	-	155	1,236	1,391	56	2022
Nashville, NC	4,024	-	2,378	1,646	4,024	180	2021
Oxford, NC	1,528	-	309	1,219	1,528	128	2021
Raleigh, NC	1,601	-	1,149	452	1,601	123	2019
Raleigh, NC	2,930	-	2,457	473	2,930	54	2021
Rockingham, NC	3,036	-	233	2,803	3,036	667	2019
Rolesville, NC	1,328	-	700	628	1,328	78	2021
Sylva, NC	2,170	-	62	2,108	2,170	93	2022
Taylorsville, NC	1,082	-	103	979	1,082	44	2022
Wake Forest, NC	1,114	-	411	703	1,114	85	2021
Waynesville, NC	2,323	-	82	2,241	2,323	99	2022
Wesley Chapel, NC	7,158	-	5,654	1,504	7,158	157	2021
Wilson, NC	1,076	-	276	800	1,076	39	2022
Winston-Salem, NC	1,210	-	211	999	1,210	46	2022
Youngsville, NC	4,702	-	4,027	675	4,702	86	2021
Belfield, ND	1,232	-	382	850	1,232	790	2007
Minot, ND	4,759	-	610	4,149	4,759	158	2023
Allenstown, NH	1,787	-	467	1,320	1,787	972	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	950	-	950	-	950	-	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	705	2012
Hooksett, NH	1,562	-	824	738	1,562	696	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	275	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Manchester, NH	550	-	550	-	550	-	2011
Nashua, NH	550	-	550	-	550	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	1,132	-	780	352	1,132	150	2017
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Pelham, NH	-	731	317	414	731	249	1996
Portsmouth, NH	525	-	525	-	525	-	2011
Raymond, NH	550	-	550	-	550	-	2011
Rochester, NH	700	-	700	-	700	-	2011
Rochester, NH	939	12	600	351	951	351	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Rochester, NH	$1,400	$0	$1,400	$0	$1,400	$0	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Salem, NH	743	20	484	279	763	279	1985
Basking Ridge, NJ	362	284	200	446	646	419	1986
Brick, NJ	1,508	172	1,000	680	1,680	558	2000
Flemington, NJ	547	17	346	218	564	218	1985
Fort Lee, NJ	1,246	495	811	930	1,741	803	1985
Freehold, NJ	494	1,084	95	1,483	1,578	787	1978
Hasbrouck Heights, NJ	640	716	416	940	1,356	807	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	497	2000
Livingston, NJ	872	65	568	369	937	357	1985
Long Branch, NJ	514	586	335	765	1,100	598	1985
Midland Park, NJ	201	337	150	388	538	356	1989
North Bergen, NJ	630	147	410	367	777	366	1985
North Plainfield, NJ	227	542	175	594	769	594	1978
Paramus, NJ	382	762	249	895	1,144	425	1985
Parlin, NJ	418	246	203	461	664	366	1985
Paterson, NJ	620	17	403	234	637	233	1985
Ridgewood, NJ	703	466	458	711	1,169	642	1985
Somerset, NJ	683	201	445	439	884	439	1985
Vernon, NJ	671	503	437	737	1,174	611	1985
Washington Township, NJ	912	454	594	772	1,366	629	1985
Watchung, NJ	450	261	226	485	711	350	1985
West Orange, NJ	800	514	521	793	1,314	720	1985
Albuquerque, NM	1,829	-	1,382	447	1,829	176	2017
Albuquerque, NM	2,308	-	1,830	478	2,308	202	2017
Albuquerque, NM	2,321	-	1,796	525	2,321	216	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	228	2017
Las Cruces, NM	1,843	-	1,374	469	1,843	188	2017
Fernley, NV	1,666	-	221	1,445	1,666	876	2015
Henderson, NV	4,697	-	3,258	1,439	4,697	102	2022
Henderson, NV	5,411	-	2,358	3,053	5,411	212	2022
Las Vegas, NV	2,814	-	563	2,251	2,814	403	2019
Las Vegas, NV	3,094	-	830	2,264	3,094	435	2019
Las Vegas, NV	3,472	-	655	2,817	3,472	494	2019
Las Vegas, NV	3,722	-	631	3,091	3,722	333	2021
Las Vegas, NV	3,752	-	615	3,137	3,752	564	2019
Las Vegas, NV	4,181	-	1,075	3,106	4,181	163	2022
Las Vegas, NV	4,811	-	1,492	3,319	4,811	148	2023
Las Vegas, NV	5,001	-	2,256	2,745	5,001	72	2023
Las Vegas, NV	5,054	-	1,032	4,022	5,054	249	2022
Las Vegas, NV	5,402	-	2,269	3,133	5,402	205	2022
Las Vegas, NV	5,641	-	3,751	1,890	5,641	117	2022
Las Vegas, NV	5,757	-	2,768	2,989	5,757	175	2022
Las Vegas, NV	6,261	-	1,997	4,264	6,261	99	2023
Las Vegas, NV	6,760	-	1,971	4,789	6,760	112	2023
Plattsburgh, NY	4,149	-	1,127	3,022	4,149	286	2021
Astoria, NY	1,684	-	1,105	579	1,684	343	2013
Bayside, NY	470	254	306	418	724	360	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Brewster, NY	$789	$0	$789	$0	$789	$0	2011
Briarcliff Manor, NY	652	552	502	702	1,204	702	1976
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	1,049	-	485	564	1,049	336	2013
Bronx, NY	46	1,318	84	1,280	1,364	506	1972
Bronx, NY	1,910	-	1,349	561	1,910	348	2013
Bronx, NY	2,407	-	1,712	695	2,407	392	2013
Bronxville, NY	1,232	-	1,232	-	1,232	-	2011
Brooklyn, NY	62	503	37	528	565	44	1978
Brooklyn, NY	237	441	154	524	678	433	1985
Brooklyn, NY	477	320	306	491	797	466	1985
Brooklyn, NY	627	313	408	532	940	506	1985
Chester, NY	1,158	-	1,158	-	1,158	-	2011
Corona, NY	2,543	-	1,903	640	2,543	366	2013
Cortlandt, NY	1,872	-	1,872	-	1,872	-	2011
Dobbs Ferry, NY	671	34	434	271	705	270	1985
Dobbs Ferry, NY	1,345	-	1,345	-	1,345	-	2011
East, NY	-	1,903	1,670	233	1,903	88	1988
East Hampton, NY	659	39	428	270	698	271	1985
Eastchester, NY	1,724	993	2,302	415	2,717	159	2011
Elmsford, NY	-	948	581	367	948	313	1971
Elmsford, NY	1,453	-	1,453	-	1,453	-	2011
Fishkill, NY	1,793	-	1,793	-	1,793	-	2011
Floral Park, NY	617	170	356	431	787	405	1998
Flushing, NY	1,936	-	1,413	523	1,936	311	2013
Flushing, NY	1,947	-	1,405	542	1,947	298	2013
Flushing, NY	2,479	-	1,801	678	2,479	372	2013
Forest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Garnerville, NY	1,508	-	1,508	-	1,508	-	2011
Great Neck, NY	500	24	450	74	524	74	1985
Hartsdale, NY	1,626	-	1,626	-	1,626	-	2011
Hawthorne, NY	2,084	-	2,084	-	2,084	-	2011
Hopewell Junction, NY	1,163	-	1,163	-	1,163	-	2011
Hyde Park, NY	990	-	990	-	990	-	2011
Katonah, NY	1,084	-	1,084	-	1,084	-	2011
Lakeville, NY	1,028	-	203	825	1,028	639	2008
Latham, NY	2,498	-	1,813	685	2,498	114	2020
Levittown, NY	503	42	327	218	545	218	1985
Levittown, NY	546	86	356	276	632	273	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	770	2013
Mamaroneck, NY	1,429	-	1,429	-	1,429	-	2011
Middletown, NY	719	-	719	-	719	-	2011
Middletown, NY	751	274	489	536	1,025	512	1985
Middletown, NY	1,281	-	1,281	-	1,281	-	2011
Millwood, NY	1,448	-	1,448	-	1,448	-	2011
Mount Kisco, NY	1,907	-	1,907	-	1,907	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Mount Vernon, NY	$985	$0	$985	$0	$985	$0	2011
Nanuet, NY	2,316	-	2,316	-	2,316	-	2011
New Rochelle, NY	1,887	-	1,887	-	1,887	-	2011
New Paltz, NY	971	-	971	-	971	-	2011
New Windsor, NY	1,084	-	1,084	-	1,084	-	2011
New York, NY	126	399	78	447	525	425	1972
New York, NY	282	464	-	746	746	256	2020
Newburgh, NY	527	-	527	-	527	-	2011
Newburgh, NY	1,192	-	1,192	-	1,192	-	2011
Ossining, NY	231	321	117	435	552	347	1985
Peekskill, NY	2,207	-	2,207	-	2,207	-	2011
Pelham, NY	1,035	-	1,035	-	1,035	-	2011
Pleasant Valley, NY	398	168	240	326	566	272	1986
Port Chester, NY	1,015	-	1,015	-	1,015	-	2011
Port Jefferson, NY	185	3,084	246	3,023	3,269	889	1985
Poughkeepsie, NY	591	-	591	-	591	-	2011
Poughkeepsie, NY	1,020	-	1,020	-	1,020	-	2011
Poughkeepsie, NY	1,232	(32)	1,200	-	1,200	-	2011
Poughkeepsie, NY	1,340	(60)	1,280	-	1,280	-	2011
Poughkeepsie, NY	1,306	-	1,306	-	1,306	-	2011
Poughkeepsie, NY	1,355	-	1,355	-	1,355	-	2011
Rego Park, NY	2,784	-	2,104	680	2,784	389	2013
Riverhead, NY	723	-	432	291	723	292	1998
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rye, NY	872	-	872	-	872	-	2011
S Glen Falls, NY	5,044	-	517	4,527	5,044	165	2023
Sag Harbor, NY	704	35	458	281	739	281	1985
Scarsdale, NY	1,301	-	1,301	-	1,301	-	2011
Shrub Oak, NY	1,061	421	691	791	1,482	730	1985
Sleepy Hollow, NY	281	438	130	589	719	545	1969
Spring Valley, NY	749	-	749	-	749	-	2011
Staten Island, NY	301	323	196	428	624	403	1985
Staten Island, NY	350	290	228	412	640	387	1985
Tarrytown, NY	956	-	956	-	956	-	2011
Troy, NY	4,690	-	4,119	571	4,690	99	2020
Tuckahoe, NY	1,650	-	1,650	-	1,650	-	2011
Vestal, NY	2,700	-	568	2,132	2,700	154	2022
Wantagh, NY	641	-	370	271	641	270	1998
Wappingers Falls, NY	1,488	-	1,488	-	1,488	-	2011
Warwick, NY	1,049	-	1,049	-	1,049	-	2011
Watertown, NY	1,012	-	672	340	1,012	30	2022
Watertown, NY	2,867	-	303	2,564	2,867	188	2022
West Nyack, NY	936	-	936	-	936	-	2011
White Plains, NY	-	569	303	266	569	236	1972
White Plains, NY	1,458	-	1,458	-	1,458	-	2011
Yaphank, NY	-	798	375	423	798	372	1993
Yonkers, NY	-	833	684	149	833	97	1990
Yonkers, NY	1,020	63	665	418	1,083	419	1985

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Yonkers, NY	$291	$1,050	$216	$1,125	$1,341	$987	1972
Yonkers, NY	1,907	-	1,907	-	1,907	-	2011
Yorktown Heights, NY	1,700	-	-	1,700	1,700	841	2013
Yorktown Heights, NY	2,365	-	2,365	-	2,365	-	2011
Akron, OH	1,530	-	385	1,145	1,530	355	2017
Amelia, OH	3,195	-	637	2,558	3,195	327	2021
Cincinnati, OH	3,187	-	655	2,532	3,187	311	2021
Cincinnati, OH	3,188	-	274	2,914	3,188	325	2021
Cincinnati, OH	3,715	-	541	3,174	3,715	691	2020
Crestline, OH	1,202	-	285	917	1,202	618	2008
Fairfield, OH	3,769	-	582	3,187	3,769	587	2020
Hamilton, OH	3,188	-	371	2,817	3,188	331	2021
Lima, OH	637	-	53	584	637	68	2021
Loveland, OH	1,045	-	362	683	1,045	237	2017
Macedonia, OH	4,733	-	617	4,116	4,733	15	2023
Mansfield, OH	921	-	332	589	921	386	2008
Mansfield, OH	1,950	-	700	1,250	1,950	808	2009
Maumee, OH	558	-	67	491	558	57	2021
Monroeville, OH	2,580	-	485	2,095	2,580	1,344	2009
Springdale, OH	3,379	-	381	2,998	3,379	690	2020
Sylvania, OH	558	-	44	514	558	58	2021
Toledo, OH	552	-	90	462	552	58	2021
Toledo, OH	562	-	26	536	562	59	2021
Toledo, OH	603	-	204	399	603	48	2021
Toledo, OH	767	-	241	526	767	62	2021
Tylersville, OH	3,195	-	666	2,529	3,195	300	2021
Oklahoma City, OK	868	-	371	497	868	145	2018
Oklahoma City, OK	1,182	-	587	595	1,182	166	2018
Oklahoma City, OK	1,311	-	625	686	1,311	184	2018
Stillwater, OK	2,800	-	1,469	1,331	2,800	269	2019
Estacada, OR	646	-	84	562	646	262	2015
McMinnville, OR	2,867	-	394	2,473	2,867	768	2017
Pendleton, OR	765	-	122	643	765	332	2015
Portland, OR	4,416	-	3,368	1,048	4,416	511	2015
Salem, OR	1,071	-	399	672	1,071	417	2015
Salem, OR	1,350	-	521	829	1,350	412	2015
Salem, OR	1,408	-	524	884	1,408	454	2015
Salem, OR	4,214	-	3,182	1,032	4,214	542	2015
Salem, OR	4,614	-	3,517	1,097	4,614	538	2015
Silverton, OR	957	-	456	501	957	200	2017
Springfield, OR	1,398	-	796	602	1,398	364	2015
Stayton, OR	544	-	296	248	544	114	2017
Allison Park, PA	1,500	-	850	650	1,500	539	2010
Harrisburg, PA	399	212	199	412	611	369	1989
Jenkintown, PA	1,884	-	894	990	1,884	14	2023
Lancaster, PA	642	56	300	398	698	379	1989
New Kensington, PA	1,375	-	675	700	1,375	405	2010
Philadelphia, PA	406	255	264	397	661	339	1985
Philadelphia, PA	1,252	(438)	814	-	814	-	2009
Reading, PA	750	49	-	799	799	799	1989

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Barrington, RI	$490	$226	$319	$397	$716	$25	1985
N. Providence, RI	542	62	353	251	604	251	1985
Beaufort, SC	5,081	-	921	4,160	5,081	46	2023
Blythewood, SC	3,217	-	2,405	812	3,217	326	2017
Chapin, SC	1,682	-	1,135	547	1,682	217	2017
Charleston, SC	4,996	-	1,981	3,015	4,996	330	2021
Charleston, SC	7,080	-	3,048	4,032	7,080	14	2023
Columbia, SC	575	-	345	230	575	81	2017
Columbia, SC	792	-	463	329	792	123	2017
Columbia, SC	868	-	455	413	868	173	2017
Columbia, SC	926	-	495	431	926	133	2017
Columbia, SC	1,436	-	472	964	1,436	351	2017
Columbia, SC	1,643	-	1,302	341	1,643	95	2017
Columbia, SC	1,995	-	1,130	865	1,995	279	2018
Columbia, SC	2,109	-	1,120	989	2,109	300	2018
Columbia, SC	2,459	-	1,569	890	2,459	356	2017
Columbia, SC	2,531	-	1,612	919	2,531	275	2018
Columbia, SC	2,637	-	1,254	1,383	2,637	485	2017
Columbia, SC	3,371	-	2,016	1,355	3,371	518	2017
Columbia, SC	4,989	-	2,226	2,763	4,989	125	2023
Elgin, SC	2,082	-	1,166	916	2,082	339	2017
Elgin, SC	2,177	-	974	1,203	2,177	421	2017
Gaston, SC	2,230	-	934	1,296	2,230	458	2017
Gilbert, SC	1,036	-	434	602	1,036	211	2017
Irmo, SC	1,113	-	667	446	1,113	159	2017
Irmo, SC	1,246	-	69	1,177	1,246	391	2017
Irmo, SC	1,338	-	867	471	1,338	172	2017
Irmo, SC	3,655	(178)	1,564	1,913	3,477	665	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	418	2017
Johns Island, SC	2,561	-	1,885	676	2,561	188	2018
Lexington, SC	633	-	309	324	633	120	2017
Lexington, SC	694	-	172	522	694	207	2017
Lexington, SC	720	-	219	501	720	177	2017
Lexington, SC	816	-	336	480	816	134	2017
Lexington, SC	973	-	582	391	973	149	2017
Lexington, SC	1,056	-	432	624	1,056	235	2017
Lexington, SC	1,623	-	999	624	1,623	225	2017
Lexington, SC	1,712	-	1,410	302	1,712	93	2017
Lexington, SC	1,728	-	1,268	460	1,728	193	2017
Lexington, SC	1,738	-	1,189	549	1,738	156	2017
Lexington, SC	2,180	-	1,476	704	2,180	252	2017
Lexington, SC	2,604	-	1,869	735	2,604	244	2018
Lexington, SC	3,231	-	2,001	1,230	3,231	391	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	590	2018
Lexington, SC	4,414	-	3,418	996	4,414	403	2017
Myrtle Beach, SC	1,168	-	505	663	1,168	72	2021
Pelion, SC	1,901	-	1,021	880	1,901	366	2017
Simpsonville, SC	1,713	-	1,355	358	1,713	46	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Summerville, SC	$4,134	$0	$1,437	$2,697	$4,134	$310	2021
West Columbia, SC	1,116	-	50	1,066	1,116	387	2017
West Columbia, SC	1,644	-	1,283	361	1,644	136	2017
West Columbia, SC	2,046	-	746	1,300	2,046	450	2017
Alcoa, TN	4,483	-	799	3,684	4,483	28	2023
Decherd, TN	2,115	-	319	1,796	2,115	6	2023
Arlington, TX	789	-	414	375	789	117	2018
Arlington, TX	1,352	-	887	465	1,352	136	2018
Arlington, TX	1,560	-	1,008	552	1,560	155	2018
Arlington, TX	1,795	-	1,189	606	1,795	173	2018
Austin, TX	1,711	-	1,364	347	1,711	148	2017
Austin, TX	2,312	-	1,011	1,301	2,312	103	2022
Austin, TX	2,368	-	738	1,630	2,368	1,147	2007
Austin, TX	3,510	66	1,595	1,981	3,576	1,369	2007
Cedar Park, TX	179	1,180	955	404	1,359	349	2007
Cedar Park, TX	4,176	-	529	3,647	4,176	265	2022
Cedar Park, TX	5,618	-	609	5,009	5,618	369	2022
Center, TX	2,072	-	1,482	590	2,072	187	2018
Childress, TX	3,335	-	1,959	1,376	3,335	244	2020
Cibolo, TX	3,228	-	1,004	2,224	3,228	363	2020
Corpus Christi, TX	1,527	-	1,056	471	1,527	170	2017
Corpus Christi, TX	2,162	-	1,729	433	2,162	177	2017
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	469	2017
Cross Plains, TX	4,550	-	1,291	3,259	4,550	65	2023
El Paso, TX	1,277	-	825	452	1,277	183	2017
El Paso, TX	1,425	-	1,098	327	1,425	136	2017
El Paso, TX	1,679	-	1,085	594	1,679	213	2017
El Paso, TX	1,817	-	1,413	404	1,817	166	2017
El Paso, TX	2,369	-	1,767	602	2,369	225	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	381	2017
Fort Worth, TX	2,115	171	866	1,420	2,286	958	2007
Garland, TX	2,208	-	1,504	704	2,208	199	2018
Garland, TX	3,296	-	245	3,051	3,296	1,211	2014
Garland, TX	4,439	-	439	4,000	4,439	1,659	2014
Grand Prairie, TX	1,413	-	914	499	1,413	156	2018
Grand Prairie, TX	2,001	-	1,415	586	2,001	171	2018
Harker Heights, TX	2,052	96	579	1,569	2,148	1,302	2007
Houston, TX	1,689	-	224	1,465	1,689	1,013	2007
Houston, TX	2,803	-	535	2,268	2,803	728	2016
Keller, TX	2,507	58	996	1,569	2,565	1,144	2007
Leander, TX	3,321	-	603	2,718	3,321	222	2022
Leander, TX	4,640	-	627	4,013	4,640	305	2022
Leander, TX	4,646	-	657	3,989	4,646	321	2022
Lewisville, TX	494	36	110	420	530	302	2008
Linden, TX	2,159	-	1,514	645	2,159	192	2018
Longview, TX	1,660	-	1,239	421	1,660	120	2018
Mathis, TX	3,138	-	2,687	451	3,138	185	2017
Mesquite, TX	1,687	-	1,093	594	1,687	174	2018

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Panhandle, TX	$5,068	$0	$2,637	$2,431	$5,068	$460	2020
Paris, TX	3,832	-	2,645	1,187	3,832	175	2020
Paris, TX	5,322	-	3,979	1,343	5,322	222	2020
Pflugerville, TX	4,668	-	617	4,051	4,668	301	2022
Port Arthur, TX	2,648	-	505	2,143	2,648	711	2016
Queen City, TX	5,958	-	1,474	4,484	5,958	93	2023
Rockdale, TX	3,238	-	474	2,764	3,238	144	2022
Round Rock, TX	4,198	-	831	3,367	4,198	244	2022
Round Rock, TX	4,641	-	1,567	3,074	4,641	260	2022
Rowlett, TX	1,284	-	840	444	1,284	124	2018
San Antonio, TX	2,811	-	510	2,301	2,811	293	2021
San Antonio, TX	3,286	-	487	2,799	3,286	205	2022
San Antonio, TX	3,427	-	446	2,981	3,427	435	2020
San Antonio, TX	3,618	-	494	3,124	3,618	439	2020
San Antonio, TX	3,630	-	1,020	2,610	3,630	441	2020
San Antonio, TX	3,631	-	1,330	2,301	3,631	284	2021
San Antonio, TX	3,719	-	732	2,987	3,719	439	2020
San Antonio, TX	3,820	-	1,459	2,361	3,820	385	2020
San Antonio, TX	3,936	-	1,112	2,824	3,936	156	2022
San Antonio, TX	4,168	-	1,657	2,511	4,168	178	2022
San Antonio, TX	4,397	-	997	3,400	4,397	544	2020
San Antonio, TX	4,411	-	642	3,769	4,411	557	2020
San Marcos, TX	1,954	-	251	1,703	1,954	1,189	2007
Schertz, TX	2,794	-	813	1,981	2,794	300	2020
Shamrock, TX	3,045	-	1,222	1,823	3,045	334	2020
Spring Branch, TX	3,257	-	790	2,467	3,257	78	2023
Temple, TX	2,406	(10)	1,205	1,191	2,396	864	2007
Temple, TX	5,554	-	4,119	1,435	5,554	248	2020
Texarkana, TX	1,791	-	992	799	1,791	219	2018
Texarkana, TX	1,862	-	1,197	665	1,862	210	2018
Texarkana, TX	2,316	-	1,643	673	2,316	182	2018
Tyler, TX	8,582	-	3,635	4,947	8,582	94	2023
Waco, TX	3,884	-	894	2,990	3,884	2,174	2007
Wake Village, TX	1,637	-	685	952	1,637	257	2018
Watauga, TX	1,771	-	1,139	632	1,771	181	2018
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	656	-	409	247	656	158	2013
Alexandria, VA	712	-	712	-	712	-	2013
Alexandria, VA	735	-	735	-	735	-	2013
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	1,388	-	1,020	368	1,388	238	2013
Alexandria, VA	1,582	-	1,150	432	1,582	255	2013
Alexandria, VA	1,757	-	1,313	444	1,757	277	2013
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Arlington, VA	1,464	-	1,085	379	1,464	229	2013
Arlington, VA	2,013	-	1,516	497	2,013	292	2013
Arlington, VA	2,062	-	1,603	459	2,062	267	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Ashland, VA	$840	$0	$840	$0	$840	$0	2005
Charlottesville, VA	5,268	-	1,974	3,294	5,268	63	2023
Chesapeake, VA	780	(185)	398	197	595	132	1990
Chesapeake, VA	1,004	110	385	729	1,114	718	1990
Emporia, VA	3,364	-	2,227	1,137	3,364	257	2019
Fairfax, VA	1,825	-	1,190	635	1,825	373	2013
Fairfax, VA	2,077	-	1,364	713	2,077	365	2013
Fairfax, VA	3,348	-	2,351	997	3,348	553	2013
Fairfax, VA	4,454	-	3,370	1,084	4,454	602	2013
Farmville, VA	1,227	-	622	605	1,227	455	2005
Fredericksburg, VA	1,279	-	469	810	1,279	609	2005
Fredericksburg, VA	1,716	-	996	720	1,716	541	2005
Fredericksburg, VA	3,623	-	2,828	795	3,623	598	2005
Glen Allen, VA	1,037	-	412	625	1,037	470	2005
Glen Allen, VA	1,077	-	322	755	1,077	568	2005
King William, VA	1,688	-	1,068	620	1,688	466	2005
Mechanicsville, VA	903	(25)	248	630	878	474	2005
Mechanicsville, VA	957	14	324	647	971	492	2005
Mechanicsville, VA	1,043	-	223	820	1,043	617	2005
Mechanicsville, VA	1,125	-	505	620	1,125	466	2005
Mechanicsville, VA	1,476	-	876	600	1,476	451	2005
Mechanicsville, VA	1,677	-	1,157	520	1,677	391	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	568	2005
Petersburg, VA	1,441	-	816	625	1,441	470	2005
Portsmouth, VA	562	33	221	374	595	374	1990
Richmond, VA	1,132	(41)	506	585	1,091	440	2005
Salem, VA	3,337	-	915	2,422	3,337	583	2020
Sandston, VA	722	-	102	620	722	466	2005
Spotsylvania, VA	1,290	-	490	800	1,290	602	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	708	2013
Woodstock, VA	611	-	355	256	611	58	2020
Williston, VT	3,956	-	1,538	2,418	3,956	242	2021
Auburn, WA	3,023	-	1,965	1,058	3,023	536	2015
Bellevue, WA	1,724	-	886	838	1,724	426	2015
Chehalis, WA	1,176	-	313	863	1,176	480	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	605	2015
Federal Way, WA	4,217	-	2,972	1,245	4,217	681	2015
Fife, WA	1,181	-	414	767	1,181	422	2015
Kent, WA	2,900	-	2,066	834	2,900	459	2015
Monroe, WA	2,791	-	1,555	1,236	2,791	643	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	808	2015
Puyallup, WA	831	-	172	659	831	389	2015
Puyallup, WA	2,035	-	465	1,570	2,035	783	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	1,031	2015
Renton, WA	1,484	-	951	533	1,484	367	2015
Seattle, WA	717	-	193	524	717	255	2015
Seattle, WA	1,883	-	1,222	661	1,883	323	2015
Silverdale, WA	2,178	-	1,217	961	2,178	528	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Leasehold or Acquisition Investment to Company (1)	Cost Capitalized Subsequent to Initial Investment	Land	Building and Improvements	Total Cost	Accumulated Depreciation	Date of Initial Leasehold or Acquisition Investment (1)
Snohomish, WA	$955	$0	$955	$0	$955	$0	2015
South Bend, WA	760	-	121	639	760	304	2015
Tacoma, WA	671	-	671	-	671	-	2015
Tenino, WA	936	-	219	717	936	345	2015
Vancouver, WA	1,215	-	164	1,051	1,215	457	2015
Wilbur, WA	629	-	153	476	629	255	2015
Various	72,413	15,757	40,430	47,740	88,170	37,976	vaious
	$1,662,484	$58,920	$870,119	$851,285	$1,721,404	$268,919
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
3)
The aggregate cost for federal income tax purposes was approximately $1.8 billion as of December 31, 2023.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2023

(in thousands)

Type of Loan/Borrower	Description	Location(s)	Interest Rate	Final Maturity Date		Periodic Payment Terms (a)	Prior Liens	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	Brooklyn, NY	8.0%	7/2025		I(b)	—	$1,050	$1,050
Borrower B	Seller financing	East Islip, NY	9.0%	11/2024		P & I	—	743	635
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	(e)	P & I	—	431	303
Borrower D	Seller financing	Norwalk, CT	9.0%	4/2022	(e)	P & I	—	319	254
Borrower E	Seller financing	Stafford Springs, CT	9.0%	1/2021	(e)	P & I	—	232	166
Borrower F	Seller financing	Waterbury, CT	9.0%	2/2021	(e)	P & I	—	171	123
Borrower G	Seller financing	Bristol, CT	9.0%	5/2026		P & I	—	76	68
Borrower H	Seller financing	Hartford, CT	9.5%	2/2027		P & I	—	440	406
Borrower I	Seller financing	Middletown, CT	9.0%	5/2026		P & I	—	308	277
Borrower J	Seller financing	Plainville, CT	9.5%	3/2027		P & I	—	160	148
Borrower K	Seller financing	Simsbury, CT	9.0%	5/2026		P & I	—	192	173
Borrower L	Seller financing	Milford, CT	9.0%	3/2025		P & I	—	398	344
Borrower M	Seller financing	Fairfield, CT	9.0%	3/2025		P & I	—	390	337
Borrower N	Seller financing	Hartford, CT	9.0%	3/2024		P & I	—	70	58
Borrower O	Seller financing	Fairhaven, MA	9.0%	9/2020	(e)	P & I	—	458	320
Borrower P	Seller financing	Colonia, NJ	9.5%	7/2030		P & I	—	320	198
Borrower Q	Seller financing	Glendale, NY	9.0%	7/2025		P & I	—	525	149
Borrower R	Seller financing	Bayside, NY	9.5%	12/2029		P & I	—	320	308
Borrower S	Seller financing	Rochester, NY	9.0%	1/2025		P & I	—	174	149
Borrower T	Seller financing	Savona, NY	9.0%	2/2025		P & I	—	157	135
Borrower U	Seller financing	Rochester, NY	9.0%	10/2025		P & I	—	230	203
Borrower V	Seller financing	Greigsville, NY	9.0%	11/2025		P & I	—	200	177
								7,364	5,981
Note receivable
	Promissory Note	Various	7.75%-8.25%	various	(c)			—	45,788
	Promissory Note	Various-CT, NY	6.9%	various	(c)			—	21,442
	Promissory Note	Various	6.8%	various	(c)			—	21,296
	Promissory Note	Various-OH, MN	7.2%	various	(c)			—	11,973
	Promissory Note	Various-SC	6.75%-6.9%	various	(c)			—	2,382
	Promissory Note	Various-NC, VA	7.75%	various	(c)			—	2,149
	Promissory Note	Various-CT	9.0%	various	(c)			—	730
	Promissory Note	CA	7.6%	various	(c)			—	449
	Allowance for credit losses							—	(181)
Total (d)								$7,364	$112,009

(a)
P & I = Principal and interest paid monthly.
(b)
I = Interest only paid monthly with principal deferred.
(c)
Note for funding of capital improvements.
(d)
The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.
(e)
Note is in the process of being refinanced or repaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $0.3 million. As of December 31, 2023, 2022 and 2021, we had recorded an allowance for credit losses of $0.2 million, $0.3 million and $0.3 million, respectively, on these notes and mortgages receivable. In addition, during the years ended December 31, 2023, 2022 and 2021, we recorded a credit of $97 thousand, $19 thousand and $40 thousand, respectively, on these notes and mortgages receivable due to changes in expected economic conditions.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2023	2022	2021
Balance at January 1,	$34,313	$14,699	$11,280
Additions:
New mortgage loans	122,029	21,242	13,943
Deductions:
Loan repayments	(43,909)	(1,221)	(9,893)
Collection of principal	(521)	(426)	(671)
Allowance for credit losses	97	19	40
Balance as of December 31,	$112,009	$34,313	$14,699

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2023

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

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.3	Amended and Restated By-Laws of Getty Realty Corp.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024 (File No. 001-13777) and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (File No. 001-13777) and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2017 (File No. 001-13777) and incorporated herein by reference.

3.7	Articles of Amendment to Articles of Incorporation of Getty Realty Corp. filed May 17, 2018	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2018 (File No. 001-13777) and incorporated herein by reference.

3.8	Articles Supplementary to Articles of Incorporation of Holdings, filed February 24, 2022.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.
3.9	Articles of Amendment of Holdings, filed April 28, 2022.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.

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

Exhibit Number	Description of Document	Location of Document
10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2018 (File No. 001-13777) and incorporated herein by reference.

10.4*	Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021 (File No. 001-13777) and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Grant Award under the 2004 Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021 (File No. 001-13777) and incorporated herein by reference.

10.6

Second Amended and Restated Credit Agreement, dated as of October 27, 2021, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.7***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., {Barings} and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021 (File No. 001-13777) and incorporated herein by reference.

10.8***	Sixth Amended and Restated Note Purchase and Guarantee Agreement, dated as of February 22, 2022, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

10.9***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and American General Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

10.10***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and Massachusetts Mutual Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

10.11***	Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and New York Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 (File No. 001-13777) and incorporated herein by reference.

10.12***

First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2022, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.57 to the Company’s Annual Report on form 10-K filed February 23, 2023 (File No. 001-13777) and incorporated herein by reference.

10.13

Distribution Agreement, dated as of February 24, 2023, by

and among Getty Realty Corp. and each of J.P. Morgan

Securities LLC, JPMorgan Chase Bank, National

Association, BofA Securities, Inc., Bank of America, N.A.,

Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc.,

Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital

One Securities, Inc., JMP Securities LLC, TD Securities

(USA) LLC, and The Toronto-Dominion Bank

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023 1-13777) and incorporated herein by reference.

10.14	Form of Master Forward Confirmation	Filed as Exhibit 1.2 to the Company’s Current Report on

Exhibit Number	Description of Document	Location of Document
Form 8-K filed on February 24, 2023 (File No. 001-13777) and incorporated herein by reference.
10.15	Underwriting Agreement, dated February 28, 2023, by and among Getty Realty Corp., BofA Securities, Inc., Bank of America, N.A., J.P. Morgan Securities LLC and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on March 3, 2023 13777) and incorporated herein by reference.
10.16	Forward Confirmation, dated February 28, 2023, by and among Getty Realty Corp. and Bank of America, N.A.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on March 3, 2023 (File No. 001-13777) and incorporated herein by reference.
10.17	Forward Confirmation, dated February 28, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on March 3, 2023 (File No. 001-13777) and incorporated herein by reference.

10.18	Forward Confirmation, dated March 1, 2023, by and among Getty Realty Corp. and Bank of America, N.A.	Filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on March 3, 2023 (File No. 001-13777) and incorporated herein by reference.
10.19	Forward Confirmation, dated March 1, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.5 to the Company’s Current Report on Form 8-K filed on March 3, 2023 (File No. 001-13777) and incorporated herein by reference.

10.20

Term Loan Agreement, dated October 17, 2023, among Getty Realty Corp. and Bank of America, N.A., as Administrative Agent and BofA Securities, Inc., J.P. Morgan Chase Bank, N.A., TD Bank, N.A., and Capital One, N.A. as joint lead arrangers

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2023 (File No. 001-13777) and incorporated herein by reference.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

97	Policy Relating to Recovery of Erroneously Awarded Compensation	Filed herewith.

101.INS	Inline XBRL Instance Document	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Filed herewith.

Exhibit Number	Description of Document	Location of Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Filed herewith.

104	Cover Page Interactive Data File	Formatted as Inline XBRL and contained in Exhibit 101.

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

The exhibits listed in this Exhibit Index which were filed or furnished with our 2023 Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., 292 Madison Avenue, 9th Floor, New York, NY 10017. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with our 2023 Annual Report on Form 10-K.

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
February 15, 2024

By:	/s/ Eugene Shnayderman
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 15, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ Christopher J. Constant	By:	/S/ Milton Cooper
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 15, 2024		Milton Cooper Director February 15, 2024

By:	/S/ Philip E. Coviello	By:	/S/ Howard Safenowitz
	Philip E. Coviello Director February 15, 2024		Howard Safenowitz Director and Chairman of the Board February 15, 2024

By:	/S/ Mary Lou Malanoski	By:	/S/ Evelyn Infurna
	Mary Lou Malanoski Director February 15, 2024		Evelyn Infurna Director February 15, 2024