Form 10-Q
period 2024-03-31
GETTY REALTY CORP /MD/
filed 2024-04-26
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The registrant had outstanding 53,967,143 shares of common stock as of April 26, 2024.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31, 2024	December 31, 2023
ASSETS
Real estate:
Land	$886,992	$867,884
Buildings and improvements	901,565	847,339
Investment in direct financing leases, net	58,358	59,964
Construction in progress	856	426
Real estate held for use	1,847,771	1,775,613
Less accumulated depreciation and amortization	(275,613)	(265,593)
Real estate held for use, net	1,572,158	1,510,020
Lease intangible assets, net	109,457	100,315
Real estate held for sale, net	2,383	2,429
Real estate, net	1,683,998	1,612,764
Notes and mortgages receivable	66,639	112,008
Cash and cash equivalents	10,666	3,307
Restricted cash	2,265	1,979
Deferred rent receivable	55,970	54,424
Accounts receivable	2,764	5,012
Right-of-use assets - operating	14,000	14,571
Right-of-use assets - finance	149	174
Prepaid expenses and other assets, net	13,101	18,066
Total assets	$1,849,552	$1,822,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under Revolving Credit Facility	$50,000	$10,000
Senior Unsecured Notes, net	673,469	673,406
Term Loan, net	73,007	72,692
Environmental remediation obligations	21,663	22,369
Dividends payable	24,952	24,850
Lease liability - operating	15,424	16,051
Lease liability - finance	536	595
Accounts payable and accrued liabilities, net	40,349	46,790
Total liabilities	899,400	866,753
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 53,966,586 and 53,952,539 shares issued and outstanding, respectively	540	540
Accumulated other comprehensive income (loss)	(1,573)	(4,021)
Additional paid-in capital	1,053,510	1,053,129
Dividends paid in excess of earnings	(102,325)	(94,096)
Total stockholders’ equity	950,152	955,552
Total liabilities and stockholders’ equity	$1,849,552	$1,822,305

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2024	2023
Revenues:
Revenues from rental properties	$47,215	$42,367
Interest on notes and mortgages receivable	1,755	653
Total revenues	48,970	43,020
Operating expenses:
Property costs	3,703	4,700
Impairments	1,280	522
Environmental	(17)	321
General and administrative	6,656	6,285
Depreciation and amortization	12,652	10,428
Total operating expenses	24,274	22,256

Gain on dispositions of real estate	1,044	587

Operating income	25,740	21,351

Other income, net	118	288
Interest expense	(9,135)	(7,514)
Loss on extinguishment of debt	—	(43)
Net earnings	$16,723	$14,082

Basic earnings per common share:
Net earnings	$0.30	$0.29

Diluted earnings per common share:
Net earnings	$0.30	$0.28

Weighted average common shares outstanding:
Basic	53,961	46,989
Diluted	53,969	47,571

Other comprehensive income:
Unrealized gain on cash flow hedges	2,548	—
Cash flow hedge income reclassified to interest expense	(100)	—
Total other comprehensive income	2,448	—

Comprehensive income	$19,171	$14,082

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$16,723	$14,082
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	12,652	10,428
Impairment charges	1,280	522
Gain on dispositions of real estate	(1,044)	(587)
Loss on extinguishment of debt	—	43
Deferred rent receivable	(1,546)	(1,194)
Amortization of above and below-market leases and lease incentives	(379)	25
Amortization of investment in direct financing leases	1,606	1,426
Amortization of debt issuance costs	563	255
Accretion expense	124	158
Stock-based compensation	1,369	1,275
Changes in assets and liabilities:
Accounts receivable	2,248	46
Prepaid expenses and other assets	506	(1,598)
Environmental remediation obligations	(1,361)	(973)
Accounts payable and accrued liabilities	(2,790)	(1,488)
Net cash flow provided by operating activities	29,951	22,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(85,326)	(48,095)
Capital expenditures	(182)	(141)
Addition to construction in progress	(430)	(99)
Proceeds from dispositions of real estate	1,089	2,639
Deposits for property acquisitions	3,231	7,830
Issuance of notes and mortgages receivable	(12,713)	(16,583)
Collection of notes and mortgages receivable	57,537	4,565
Net cash flow used in investing activities	(36,794)	(49,884)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	60,000	20,000
Repayments under Revolving Credit Facility	(20,000)	(90,000)
Proceeds from Senior Unsecured Notes	—	125,000
Repayments under Senior Unsecured Notes	—	(75,043)
Payment of debt issuance costs	—	(414)
Payment of finance lease obligations	(59)	(79)
Security deposits refunded	385	(1,128)
Payments of cash dividends	(24,834)	(20,562)
Payments in settlement of restricted stock units	(890)	(1,002)
Proceeds from issuance of common stock, net - February 2023 Forward Offering	(48)	—
Proceeds from issuance of common stock, net - ATM Program	(66)	82,958
Net cash flow provided by financing activities	14,488	39,730
Change in cash, cash equivalents and restricted cash	7,645	12,266
Cash, cash equivalents and restricted cash at beginning of period	5,286	11,249
Cash, cash equivalents and restricted cash at end of period	$12,931	$23,515
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,621	$7,371
Income taxes	368	404
Environmental remediation obligations	1,066	918
Non-cash transactions:
Dividends declared but not yet paid	$24,952	$20,969

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,108 properties as of March 31, 2024 are located in 42 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate, and our company is headquartered in New York, New York.

NOTE 2. — ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include the accounts of Getty Realty and its wholly owned subsidiaries. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We do not distinguish our principal business or our operations on a geographical basis for purposes of measuring performance. We manage and evaluate our operations as a single segment. All significant intercompany accounts and transactions have been eliminated.

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three months ended March 31, 2024 and 2023, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of March 31, 2024 and December 31, 2023, the allowance for credit losses on notes and mortgages receivable was $0.2 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period pursuant to purchase options at our election. During the three months ended March 31, 2024, we funded $4.9 million and, as of March 31, 2024, had outstanding $24.3 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties. The construction for seven properties was completed during the three months ended March 31, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $27.8 million, and began to record rental income from the operating leases.

In addition, we may acquire real estate assets under construction from the tenant and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. The construction for six properties was completed during the three months ended March 31, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $29.7 million, and began to record rental income from the operating leases. During the three months ended March 31, 2024, we funded $7.8 million of such investments and, as of March 31, 2024, had a total of $35.9 million of such investments outstanding and recorded in notes and mortgages receivable.

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

We recorded impairment charges aggregating $1.3 million and $0.5 million for the three months ended March 31, 2024, and 2023, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, which resulted in $0.9 million of impairment charges during the three months ended March 31, 2024 and no impairment charges during the three months ended March 31, 2023, and (ii) discounted cash flow models, which resulted in no impairment charges during the three months ended March 31, 2024 and 2023, respectively. In addition, during the three months ended March 31, 2024 and 2023, we recorded the remaining impairments of $0.4 million and $0.5 million, respectively, due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the three months ended March 31, 2024 and 2023, impairment charges aggregating $0.2 million and $0.1 million, respectively, were related to properties that were previously disposed of by us.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tank (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations. For additional information regarding environmental obligations, see Note 7 – Environmental Obligations.

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

NOTE 3. — LEASES

As Lessor

As of March 31, 2024, we owned 1,071 properties and leased 37 properties from third-party landlords. These 1,108 properties are located in 42 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

The majority of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the consumer retail, petroleum marketing, automobile manufacturing, and automobile aftermarket industries, each of which are highly competitive and can be subject to variability. During the terms of our leases, we monitor the credit quality of our triple-net lease tenants by reviewing their published credit rating, if available, reviewing publicly available financial statements, or reviewing financial or other operating statements which are delivered to us pursuant to applicable lease agreements, monitoring news reports regarding our tenants and their respective businesses, and monitoring the timeliness of lease payments and the performance of other financial covenants under their leases.

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

Revenues from Rental Properties

Revenues from rental properties for the three months ended March 31, 2024 and 2023, were $47.2 million and $42.4 million, respectively, including base rental income of $43.9 million and $38.8 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of above-market and below-market leases, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were $0.3 million and ($0.3) million for the three months ended March 31, 2024 and 2023, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $2.8 million and $3.6 million for the three months ended March 31, 2024 and 2023, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of March 31, 2024 and December 31, 2023 are as follows (in thousands):

	March 31, 2024	December 31, 2023
Lease payments receivable	$68,542	$71,834
Unguaranteed residual value	13,928	13,928
Unearned Income	(23,309)	(24,995)
Allowance for credit losses	(803)	(803)
Total	$58,358	$59,964

In accordance with ASU 2016-13, as of March 31, 2024 and December 31, 2023, we had recorded an allowance for credit losses of $0.8 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of March 31, 2024 and December 31, 2023, no material balances of our investments in direct financing leases were past due.

Minimum Rents Due

As of March 31, 2024, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$125,308	$9,976
2025	168,817	13,293
2026	162,725	10,262
2027	155,543	10,188
2028	138,018	9,902
Thereafter	1,028,465	14,921
Total	$1,778,876	$68,542

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

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2024
Assets
Right-of-use assets - operating	$14,000
Right-of-use assets - finance	149
Total lease assets	$14,149
Liabilities
Lease liability - operating	$15,424
Lease liability - finance	536
Total lease liabilities	$15,960

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.5
Finance leases	4.1
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	14.85%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Operating lease cost	$761	$858
Finance lease cost
Amortization of leased assets	59	79
Interest on lease liabilities	26	74
Short-term lease cost	—	—
Total lease cost	$846	$1,011

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$818	$915
Operating cash flows for finance leases	26	74
Financing cash flows for finance leases	59	79

As of March 31, 2024, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$2,382	$326
2025	2,810	146
2026	2,661	148
2027	2,241	-
2028	2,024	-
Thereafter	6,428	-
Total lease payments	18,546	620
Less: amount representing interest	(3,122)	(84)
Present value of lease payments	$15,424	$536

Major Tenants

As of March 31, 2024 and 2023, we had three significant tenants by revenue:

	March 31, 2024		March 31, 2023
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
Global Partners LP (NYSE: GLP)	150	15.0%	150	15.0%
ARKO Corp. (NASDAQ: ARKO)	150	14.0%	150	16.0%
APRO, LLC (d/b/a United Oil)	77	9.3%	77	10.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of March 31, 2024, 324 of the properties we own or lease were previously leased to Marketing, of which 300 properties are subject to long-term triple-net leases across 12 separate portfolios, and 22 properties are leased as single unit triple-net leases (in addition, one property is under redevelopment and one property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of March 31, 2024, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 5.0 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Certain of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2024, we have a remaining commitment to fund up to $4.5 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue in our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. Accordingly, through March 31, 2024, we have removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.7 million (net of accumulated amortization of $2.3 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2024 and December 31, 2023, we had no amounts accrued for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e., Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which the EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to the EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA based on an iterative approach using adaptive management strategies. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and polychlorinated biphenyls at an estimated cost of $441.0 million.

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

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay the EPA the collective sum of $150.0 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by the EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed to an escrow account agreed upon shares of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution is in line with our legal reserves previously established. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA. This action (the “CD Action”) is subject to public comment and court approval. On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action, and subsequently filed voluminous comments objecting to the entry of the proposed CD. On January 17, 2024, the United States informed the Court that it completed reviewing public comments, including those from Occidental, and found no reasons to consider the proposed CD as inappropriate, improper, or inadequate. Nevertheless, the United States decided that certain limited changes to the CD should be made prior to moving for approval thereof. These changes involved removing three parties and a modification to the United States’ reservation of rights. The remaining 82 Settling Parties, including us, concurred with these changes, leading to the United States filing the Modified Consent Decree (“Modified CD”), with the Court on the same day, January 17, 2024. On January 31, 2024, the United States filed a copy of all public comments received on the proposed CD, its Response to the public comments and a Motion to Enter the Modified CD. The Motion to Enter the Modified CD and accompanying memorandum of law states that the United States has determined that the proposed settlement is reasonable, fair and consistent with the statutory purpose of CERCLA. The Court has issued an order requiring that responses to the Motion to Enter the Modified CD be filed by April 1, 2024, and any replies to these responses are due by May 1, 2024, prior to adjudication of the motion.

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

NOTE 5. — DEBT

The amounts outstanding under our Revolving Credit Facility and our Senior Unsecured Notes are as follows (in thousands):

	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Revolving Credit Facility	October 2025	6.70%	$50,000	$10,000
Term Loan	October 2025	6.13%	75,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			800,000	760,000
Unamortized debt issuance costs, net (a)			(4,703)	(5,266)
Total debt, net			$795,297	$754,734

(a)
Unamortized debt issuance costs related to the Revolving Credit Facility were $1,178 and $1,364 as of March 31, 2024 and December 31, 2023, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Revolving Credit Facility, and (ii) an additional principal amount of $75.0 million that could be funded in a single draw at our option any time on or prior to April 14, 2024. Subsequent to the three months ended March 31, 2024, we drew the additional $75.0 million available to us under the Term Loan.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at weighted average of 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness.

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

As of March 31, 2024, we are in compliance with all of the material terms of the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2024	—	—	—	—
2025 (a) (b)	50,000	75,000	50,000	175,000
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	100,000	100,000
Thereafter	—	—	525,000	525,000
Total	$50,000	$75,000	$675,000	$800,000

(a)
The Revolving Credit Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six-month periods to October 2026.
(b)
The Term Loan matures in October 2025. Subject to the terms of the Term Loan Agreement and our continued compliance with its provisions, we have the option to extend the term for one twelve-month period to October 2026.

NOTE 6. — DERIVATIVE INSTRUMENTS

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

In October 2023, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $75.0 million of outstanding variable-rate borrowings over a maximum period ending October 2026. Also, in October 2023, we entered into forward-starting interest rate swap agreements to hedge against changes in interest rates from the trade date through the projected issuance date of $75.0 million of additional variable-rate borrowings, and to hedge against changes in future cash flows resulting from changes in interest rates on the additional $75.0 million of variable-rate borrowings over a maximum period ending October 2026. During the next twelve months, we estimate that $0.3 million will be reclassified from accumulated other comprehensive income as a decrease to interest expense.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of March 31, 2024 and December 31, 2023 (in thousands):

						Fair Value of Liability
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	March 31, 2024	December 31, 2023
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/17/2026	$(907)	$(2,083)
Swap	4.66	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/17/2026	(666)	(1,937)

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2024	2023
Accumulated other comprehensive income	$2,448	$—

NOTE 7. — ENVIRONMENTAL OBLIGATIONS

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of March 31, 2024, we had removed $23.9 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use were fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.3 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of March 31, 2024.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2024, we had accrued a total of $21.7 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.6 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.1 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.1 million and $0.2 million of net accretion expense was recorded for the three months ended March 31, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2024 and 2023, we recorded credits to environmental expenses aggregating $0.3 million and $0.1 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. For the three months ended March 31, 2024 and 2023, changes in environmental estimates aggregating $37 thousand and $21 thousand, respectively, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the three months ended March 31, 2024 and 2023, we increased the carrying values of certain of our properties by $0.6 million and $0.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations for the three months ended March 31, 2024 and 2023, were $0.7 million and $0.8 million, respectively. Capitalized asset retirement costs were $34.2 million (consisting of $26.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of March 31, 2024, and $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023. We recorded impairment charges aggregating $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, for capitalized asset retirement costs.

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

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2024 and 2023 is as follows (in thousands except per share amounts):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
Balance, December 31, 2023	53,953	$540	$(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings					16,723	16,723
Accumulated other comprehensive income (loss)	-	-	2,448	—	—	2,448
Dividends declared — $0.45 per share			—	—	(24,952)	(24,952)
Shares issued pursuant to equity offering, net	-	-	—	(48)	—	(48)
Shares issued pursuant to ATM Program, net	—	—	—	(66)	—	(66)
Shares issued pursuant to dividend reinvestment	—	—	—	15	—	15
Stock-based compensation and settlements	14	—	—	480	—	480
Balance, March 31, 2024	53,967	$540	$(1,573)	$1,053,510	$(102,325)	$950,152

Balance, December 31, 2022	46,735	$467	—	$822,340	$(62,957)	$759,850
Net earnings					14,082	14,082
Accumulated other comprehensive income (loss)	—	—	—	—	—	—
Dividends declared — $0.43 per share					(20,969)	(20,969)
Shares issued pursuant to equity offering, net	—	—	—	—	—	—
Shares issued pursuant to ATM Program, net	2,714	28	—	82,930	—	82,958
Shares issued pursuant to dividend reinvestment	—	—	—	15	—	15
Stock-based compensation and settlements	44	—	—	272	—	272
Balance, March 31, 2023	49,493	$495	$—	$905,557	$(69,844)	$836,208

On March 1, 2024, our Board of Directors granted 271,250 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2023, our Board of Directors granted 253,075 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Common Stock Offering

In February 2023, we completed a follow-on public offering of 3.45 million shares of common stock in connection with forward sales agreements (the “February 2023 Forward Offering”). During the year ended December 31, 2023, we settled all 3.45 million shares and realized net proceeds of $112.1 million.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three months ended March 31, 2024 and 2023, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three months ended March 31, 2024, we did not enter into any new forward sale agreements or settle any outstanding forward sale agreements under the ATM Program.

As of March 31, 2024, we had approximately 1.0 million shares of common stock subject to outstanding forward sale agreements under the ATM Program at an average gross offering price of $30.67 per share. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

Dividends

For the three months ended March 31, 2024, we paid regular quarterly dividends of $24.8 million or $0.45 per share. For the three months ended March 31, 2023, we paid regular quarterly dividends of $20.6 million or $0.43 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2024 and 2023, we issued 532 and 431 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $15 thousand in each period.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $1.4 million and $1.3 million for the three months ended March 31, 2024 and 2023, respectively, and is included in general and administrative expense in our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended March 31,
	2024	2023
Net earnings	$16,723	$14,082
Less earnings attributable to RSUs outstanding	(667)	(547)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	16,056	13,535
Weighted average common shares outstanding:
Basic	53,961	46,989
Incremental shares from stock-based compensation	8	72
Incremental shares from ATM Program forward agreements	—	426
Incremental shares from the February 2023 Forward Offering	—	84
Diluted	53,969	47,571
Basic earnings per common share	$0.30	$0.29
Diluted earnings per common share	$0.30	$0.28

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2024 and December 31, 2023, the carrying value of the borrowings under the Revolving Credit Facility and the Term Loan approximated fair value. As of March 31, 2024 and December 31, 2023, the fair value of the borrowings under our Senior Unsecured Notes was $590.8 million and $590.9 million, respectively. The fair value of the borrowings outstanding as of March 31, 2024 and December 31, 2023 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2024, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these liability instruments was $1.6 million and is included in accounts payable and accrued liabilities, net on our consolidated balance sheet as of March 31, 2024.

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

The following summarizes as of March 31, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,758	$—	$—	$1,758
Liabilities:
Deferred compensation	$—	$1,758	$—	$1,758

The following summarizes as of December 31, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,504	$—	$—	$1,504
Liabilities:
Deferred compensation	$—	$1,504	$—	$1,504

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2024 and December 31, 2023, of $0.2 million and $0.6 million, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2024, 13 properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Land	$2,190	$2,235
Buildings and improvements	3,441	3,520
	5,631	5,755
Accumulated depreciation and amortization	(3,248)	(3,326)
Real estate held for sale, net	$2,383	$2,429

During the three months ended March 31, 2024, we sold one property, resulting in an aggregate gain of $1.0 million which is included in gain on dispositions of real estate in our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2024

During the three months ended March 31, 2024, we acquired fee simple interests in 22 properties for an aggregate purchase price of $85.3 million (including amounts funded in prior periods) as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible/Market Lease Assets	Intangible/Market Lease Liabilities
Express tunnel car washes	12	$61,011	$13,262	$41,869	$6,386	$—	$(506)
Convenience stores	1	7,592	2,496	4,394	702	—	—
Auto service centers	7	13,677	3,205	6,675	1,661	2,136	—
Drive-thru QSRs	2	3,046	523	2,050	473	—	—
	22	$85,326	$19,486	$54,988	$9,222	$2,136	$(506)

In addition, as part of larger sale-leaseback transactions that included certain of the express tunnel car washes referenced above, we acquired 15 express tunnel car washes that were under construction for $45.8 million and committed to provide additional funding to our tenant during the construction period to complete the development of these properties. These 15 properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating lease.

As of March 31, 2024, we advanced an additional $23.5 million and, in total, we funded $69.3 million related to these 15 properties. The construction for seven properties was completed as of March 31, 2024, of which six properties were completed during the three months ended March 31, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $33.4 million, of which $29.7 million was related to the six properties completed during the three months ended March 31, 2024, recorded acquisitions, and began to record rental income from the operating leases.

This transaction also includes provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2023

During the three months ended March 31, 2023, we acquired fee simple interests in nine properties for an aggregate purchase price of $48.1 million (including amounts funded in prior periods) as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes	8	$42,672	$9,220	$29,222	$4,787	$—	$(557)
Convenience stores	1	5,423	1,492	3,319	612	—	—
	9	$48,095	$10,712	$32,541	$5,399	$—	$(557)

NOTE 13. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2024, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from March 31, 2024, through the date the financial statements were issued.

On April 9, 2024, we drew the additional $75.0 million available to us under the Term Loan. The Term Loan matures October 17, 2025, subject to one twelve-month extension exercisable at our option.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience stores, express tunnel car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive-thru quick service restaurants; substantial compliance of our properties with federal, state, and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory, and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; negative impacts from geopolitical uncertainty on the global economy or on our tenants’ businesses, financial position or results of operations, including from COVID-19 or outbreaks of other highly infectious or contagious diseases, and terrorist attacks and other acts of violence, including current conflicts in Europe and the Middle East; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of underground storage tanks ("UST"); the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) as measures that represent our core operating performance and their utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections, and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates, and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state, and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our revolving credit facility, and available cash and cash equivalents; our continued compliance with the covenants in our credit and notes agreements; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a real estate investment trust ("REIT").

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

Factors which may cause actual results to differ materially from our current expectations include, but are not limited to, the risks described in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as such risk factors may be updated from time to time in our public filings, and risks associated with: complying with environmental laws and regulations and the costs associated with complying with such laws and regulations; substantially all of our tenants depending on the same industry for their revenues; the creditworthiness of our tenants; our tenants’ compliance with their lease obligations; renewal of existing leases and our ability to either re-lease or sell properties; our dependence on external sources of capital; counterparty risks; the uncertainty of our estimates, judgments, projections and assumptions associated with our accounting policies and methods; our ability to successfully manage our investment strategy; potential future acquisitions and redevelopment opportunities; changes in interest rates and our ability to manage or mitigate this risk effectively; owning and leasing real estate; our business operations generating sufficient cash for distributions or debt service; adverse developments in general business, economic or political conditions; adverse effect of inflation; federal tax reform; property taxes; potential exposure related to pending lawsuits and claims; owning real estate primarily concentrated in the Northeast and Mid-Atlantic regions of the United States; competition in our industry; the adequacy of our insurance coverage and that of our tenants; failure to qualify as a REIT; dilution as a result of future issuances of equity securities; our dividend policy, ability to pay dividends and changes to our dividend policy; changes in market conditions; provisions in our corporate charter and by-laws; Maryland law discouraging a third-party takeover; the loss of a member or members of our management team or Board of Directors; changes in accounting standards; future impairment charges; terrorist attacks and other acts of violence and war; our information systems; failure to maintain effective internal controls over financial reporting; and negative impacts from the continued presence of COVID-19, including on the global economy or on our tenants’ businesses, financial position, or results of operations.

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. As of March 31, 2024, our portfolio included 1,108 properties, including 1,071 properties owned by us and 37 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Triple-Net Leases

Substantially all of our properties are leased to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves.

The majority of our tenants’ financial results depend on convenience store sales, the sale of refined petroleum products and/or the sale of automotive services and parts. As a result, our tenants’ financial results can be dependent on the performance of the consumer retail, petroleum marketing, automobile manufacturing, and automobile aftermarket industries, each of which are highly competitive and can be subject to variability. For additional information regarding our real estate business, our properties, and environmental matters, see “Item 1. Business – Company Operations” and “Item 2. Properties” in our Annual Report on Form 10-K for the year ended December 31, 2023, and “Environmental Matters” below.

Our Properties

Our 1,108 properties are located in 42 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retailers, including drive-thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of March 31, 2024, we leased 1,103 of our properties to tenants under triple-net leases, including 925 properties leased under 45 separate unitary or master triple-net leases, and 178 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of March 31, 2024, our weighted average remaining lease term, excluding renewal options, was 9.2 years.

As of March 31, 2024, we were also actively redeveloping two of our properties as new convenience stores or for alternative single tenant retail uses, and three of our properties were vacant.

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

During the three months ended March 31, 2024, we invested $40.6 million (net of amounts funded in prior periods) across 35 properties, including the acquisition of fee simple interests in 12 express tunnel car washes, seven auto service centers, two drive-thru quick service restaurants, and one convenience store.

During the three months ended March 31, 2023, we invested approximately $60.7 million (net of amounts funded in prior periods) across 26 properties, including the acquisition of fee simple interests in eight express tunnel car washes and one convenience store.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as modern convenience stores or other single tenant convenience and automotive retail uses, such as automotive parts retailers, quick service restaurants, auto service centers, and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their prior use. Since the inception of our redevelopment program in 2015, we have completed 31 redevelopment projects.

As of March 31, 2024, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

Supplemental Non-GAAP Measures

In addition to measurements defined by accounting principles generally accepted in the United States of America (“GAAP”), we also focus on FFO and AFFO to measure our performance.

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

We pay particular attention to AFFO which we believe provides the most useful depiction of the core operating performance of our portfolio. By providing AFFO, we believe we are presenting information that assists analysts and investors in their assessment of our core operating performance, as well as comparing the sustainability of our core operating performance with the sustainability of the core operating performance of other real estate companies.

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended March 31,
	2024	2023
Net earnings	$16,723	$14,082
Depreciation and amortization of real estate assets	12,652	10,428
Gain on dispositions of real estate	(1,044)	(587)
Impairments	1,280	522
Funds from operations (FFO)	29,611	24,445
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,546)	(1,194)
Amortization of above and below market leases, net	(126)	(249)
Amortization of investments in direct financing leases	1,606	1,426
Amortization of lease incentives	(253)	274
Total revenue recognition adjustments	(319)	257
Environmental Adjustments
Accretion expense	124	158
Changes in environmental estimates	(295)	(57)
Insurance reimbursements	(65)	(52)
Legal settlements and judgments	(41)	—
Total environmental adjustments	(277)	49
Other Adjustments
Stock-based compensation expense	1,369	1,275
Amortization of debt issuance costs	563	255
Loss on extinguishment of debt	—	43
Retirement and severance costs	456	848
Total other adjustments	2,388	2,421
Adjusted Funds from operations (AFFO)	$31,403	$27,172

Basic per share amounts:
Net earnings	$0.30	$0.29
FFO (a)	0.53	0.51
AFFO (a)	0.57	0.56
Diluted per share amounts:
Net earnings	$0.30	$0.28
FFO (a)	0.53	0.50
AFFO (a)	0.57	0.56
Weighted average common shares outstanding:
Basic	53,961	46,989
Diluted	53,969	47,571

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended March 31,
	2024	2023
FFO	$792	$644
AFFO	839	716

Results of Operations

The following discussion describes our results of operations for the three months ended March 31, 2024.

Three months ended March 31, 2024, compared to the three months ended March 31, 2023

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Revenues:
Revenues from rental properties	$47,215	$42,367	$4,848
Interest on notes and mortgages receivable	1,755	653	1,102

Operating expenses:
Property costs	3,703	4,700	(997)
Impairments	1,280	522	758
Environmental	(17)	321	(338)
General and administrative	6,656	6,285	371
Depreciation and amortization	12,652	10,428	2,224

Other items:
Gain on dispositions of real estate	1,044	587	457
Interest expense	9,135	7,514	1,621

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Rental income	$44,056	$39,045	$5,011
Revenue recognition adjustments	319	(257)	576
Tenant reimbursement income	2,840	3,579	(739)
Total revenues from rental properties	47,215	42,367	4,848

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in development funding advances for the construction of new-to-industry properties, as well as higher development funding rates, during the prior 12 months, partially offset by collections of notes and mortgages receivable during the same period.

Property Costs

The following table presents the results for property costs for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023 (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Property operating expenses	$3,639	$4,523	$(884)
Leasing and redevelopment expenses	64	177	(113)
Total property costs	3,703	4,700	(997)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable and non-reimbursable real estate taxes and lower rent expense. The decrease in leasing and redevelopment expenses was primarily due to a decrease in demolition costs for redevelopment projects.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2024 and 2023 were attributable to the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values. Impairment charges for the three months ended March 31, 2024 also included reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The difference in environmental expenses for the three months ended March 31, 2024 was primarily due to lower legal and professional fees and reduced accretion expense. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related expenses, professional and legal fees, and information technology expenses, partially offset by a decrease in non-recurring retirement and severance costs.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the disposition of one property during the three months ended March 31, 2024 and three properties during the three months ended March 31, 2023.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended March 31, 2024, as compared to the three months ended March 31, 2023.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt, environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions.

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Revolving Credit Facility, funds under our Term Loan, proceeds from the settlement of shares of common stock subject to forward sale agreements under our ATM Program, and available cash and cash equivalents.

As of March 31, 2024, we had $250.0 million of availability under our Revolving Credit Facility, $75.0 million of undrawn funds available under our Term Loan, 1.0 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $32.2 million of gross proceeds upon settlement, and available cash and cash equivalents of $10.7 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the three months ended March 31, 2024 and 2023, are summarized as follows (in thousands):

	For the Three Months Ended March 31,
	2024	2023	$ Change
Net cash flow provided by operating activities	$29,951	$22,420	$7,531
Net cash flow used in investing activities	(36,794)	(49,884)	13,090
Net cash flow provided by financing activities	14,488	39,730	(25,242)

Operating Activities

The change in net cash flow provided by operating activities for the three months ended March 31, 2024 and 2023 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The decrease in net cash flow used in investing activities was primarily due to a $52.9 million increase in collections of notes and mortgages receivable, partially offset by a $37.2 million increase in property acquisitions.

Financing Activities

The decrease in net cash flow provided by financing activities was primarily due to an decrease in net proceeds from the issuance of common stock under the ATM Program of $83.0 million and a decrease in net proceeds from Senior Unsecured Notes of $50.0 million, partially offset by an increase of $110.0 million in net borrowings under the Revolving Credit Facility.

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

Term Loan

In October 2023, we entered into a term loan credit agreement (the “Term Loan Agreement”) that provides for a senior unsecured term loan (the “Term Loan”) in an aggregate principal amount of $150.0 million. The Term Loan matures October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Revolving Credit Facility, and (ii) an additional principal amount of $75.0 million that could be funded in a single draw at our option any time on or prior to April 14, 2024. Subsequent to the three months ended March 31, 2024, we drew the additional $75.0 million available to us under the Term Loan.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at weighted average of 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness.

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

Common Stock Offering

In February 2023, we completed a follow-on public offering of 3.45 million shares of common stock in connection with forward sales agreements (the “February 2023 Forward Offering”). During the year ended December 31, 2023, we settled all 3.45 million shares and realized net proceeds of $112.1 million.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations; and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three months ended March 31, 2024 and 2023, no shares of common stock were issued under the ATM Program, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three months ended March 31, 2024, we did not enter into any new forward sale agreements or settle any outstanding forward sale agreements under the ATM Program.

As of March 31, 2024, we had approximately 1.0 million shares of common stock subject to outstanding forward sale agreements under the ATM Program at an average gross offering price of $30.67 per share. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the credit and notes agreements and other factors, and therefore is not assured. In particular, our Restated Credit Agreement, Term Loan Agreement, and Senior Unsecured Notes prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2024 were $24.8 million, or $0.45 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported in our consolidated financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included in our consolidated financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2023. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of March 31, 2024, we had removed $23.9 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.3 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of March 31, 2024.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2024, we had accrued a total of $21.7 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.6 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (ii) $12.1 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.9 million of known reserve liabilities and (ii) $12.5 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.1 million and $0.2 million of net accretion expense was recorded for the three months ended March 31, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2024 and 2023, we recorded an increase to environmental expenses aggregating $0.3 million and $0.1 million, respectively, where increases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the three months ended March 31, 2024 and 2023, we increased the carrying values of certain of our properties by $0.6 million and $0.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs in our consolidated statements of operations was $0.7 million and $0.8 million for the three months ended March 31, 2024 and 2023. Capitalized asset retirement costs were $34.2 million (consisting of $26.0 million of known environmental obligations and $8.2 million of reserves for future environmental obligations related to preexisting unknown contamination) as of March 31, 2024, and $34.3 million (consisting of $25.8 million of known environmental obligations and $8.5 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2023. We recorded impairment charges aggregating $0.4 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2024 and December 31, 2023, we had no amounts accrued for these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of borrowings under our Revolving Credit Facility which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. Based on our outstanding borrowings under our Revolving Credit Facility of $50.0 million as of March 31, 2024, an increase in market interest rates of 1.0% for 2024 would decrease our 2024 net income and cash flows by $0.4 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2024, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first three months of 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

Distribution Agreement, dated as of February 24, 2023, by and among Getty Realty Corp. and each of J.P. Morgan Securities LLC, JPMorgan Chase Bank, National Association, BofA Securities, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital One Securities, Inc., Citizens JMP Securities, LLC, TD Securities (USA) LLC, and The Toronto-Dominion Bank

Incorporated by reference to Exhibit 1.1 of the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 16, 2024

10.2

Amendment No. 1 to the Distribution Agreement, dated as of February 16, 2024, by and among Getty Realty Corp. and each of J.P. Morgan Securities LLC, JPMorgan Chase Bank, National Association, BofA Securities, Inc., Bank of America, N.A., Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc., Robert W. Baird & Co. Incorporated, BTIG, LLC, Nomura Global Financial Products, Inc., Nomura Securities International, Inc., Capital One Securities, Inc., Citizens JMP Securities, LLC, TD Securities (USA) LLC and The Toronto-Dominion Bank

Incorporated by reference to Exhibit 1.2 of the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 16, 2024

10.3	Form of Master Forward Confirmation	Incorporated by reference to Exhibit 1.3 of the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on February 16, 2024

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 26, 2024

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