Form 10-Q
period 2024-06-30
GETTY REALTY CORP /MD/
filed 2024-07-25
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

incl

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

The registrant had outstanding 54,185,385 shares of common stock as of July 25, 2024.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30, 2024	December 31, 2023
ASSETS
Real estate:
Land	$903,208	$867,884
Buildings and improvements	939,713	847,339
Investment in direct financing leases, net	56,684	59,964
Construction in progress	1,338	426
Real estate held for use	1,900,943	1,775,613
Less accumulated depreciation and amortization	(286,422)	(265,593)
Real estate held for use, net	1,614,521	1,510,020
Lease intangible assets, net	118,199	100,315
Real estate held for sale, net	2,383	2,429
Real estate, net	1,735,103	1,612,764
Notes and mortgages receivable	62,699	112,008
Cash and cash equivalents	4,723	3,307
Restricted cash	2,360	1,979
Deferred rent receivable	57,741	54,424
Accounts receivable	4,400	5,012
Right-of-use assets - operating	13,426	14,571
Right-of-use assets - finance	131	174
Prepaid expenses and other assets, net	11,293	18,066
Total assets	$1,891,876	$1,822,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under Revolving Credit Facility	$17,500	$10,000
Senior Unsecured Notes, net	673,531	673,406
Term Loan, net	148,321	72,692
Environmental remediation obligations	20,958	22,369
Dividends payable	25,047	24,850
Lease liability - operating	14,791	16,051
Lease liability - finance	472	595
Accounts payable and accrued liabilities, net	40,222	46,790
Total liabilities	940,842	866,753
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 54,184,831 and 53,952,539 shares issued and outstanding, respectively	542	540
Accumulated other comprehensive income (loss)	(1,051)	(4,021)
Additional paid-in capital	1,062,204	1,053,129
Dividends paid in excess of earnings	(110,661)	(94,096)
Total stockholders’ equity	951,034	955,552
Total liabilities and stockholders’ equity	$1,891,876	$1,822,305

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Revenues from rental properties	$48,720	$43,658	$95,935	$86,025
Interest on notes and mortgages receivable	1,217	1,040	2,972	1,693
Total revenues	49,937	44,698	98,907	87,718
Operating expenses:
Property costs	3,983	4,811	7,686	9,511
Impairments	512	2,462	1,792	2,984
Environmental	(150)	343	(167)	664
General and administrative	6,168	5,912	12,824	12,197
Depreciation and amortization	13,372	10,864	26,024	21,292
Total operating expenses	23,885	24,392	48,159	46,648

Gain on dispositions of real estate	141	316	1,185	903

Operating income	26,193	20,622	51,933	41,973

Other income, net	180	6	298	294
Interest expense	(9,662)	(7,104)	(18,797)	(14,618)
Loss on extinguishment of debt	—	—	—	(43)
Net earnings	$16,711	$13,524	$33,434	$27,606

Basic earnings per common share:
Net earnings	$0.30	$0.26	$0.59	$0.55

Diluted earnings per common share:
Net earnings	$0.30	$0.26	$0.59	$0.55

Weighted average common shares outstanding:
Basic	53,979	49,615	53,970	48,309
Diluted	54,011	49,989	53,987	48,576

Other comprehensive income:
Unrealized gain on cash flow hedges	734	—	3,282	—
Cash flow hedge income reclassified to interest expense	(212)	—	(312)	—
Total other comprehensive income	522	—	2,970	—

Comprehensive income	$17,233	$13,524	$36,404	$27,606

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$33,434	$27,606
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	26,024	21,292
Impairment charges	1,792	2,984
Gain on dispositions of real estate	(1,185)	(903)
Loss on extinguishment of debt	—	43
Deferred rent receivable	(3,317)	(2,475)
Amortization of intangible market lease assets and liabilities and lease incentives	(287)	(2)
Amortization of investment in direct financing leases	3,280	2,923
Amortization of debt issuance costs	1,127	503
Accretion expense	208	278
Stock-based compensation	2,930	2,719
Changes in assets and liabilities:
Accounts receivable	612	(114)
Prepaid expenses and other assets	490	(2,364)
Environmental remediation obligations	(2,959)	(2,198)
Accounts payable and accrued liabilities	(2,469)	(1,766)
Net cash flow provided by operating activities	59,680	48,526
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(150,937)	(73,260)
Capital expenditures	(350)	(141)
Addition to construction in progress	(912)	(129)
Proceeds from dispositions of real estate	1,232	2,634
Deposits for property acquisitions	4,355	7,675
Issuance of notes and mortgages receivable	(19,145)	(41,600)
Collection of notes and mortgages receivable	68,114	5,441
Net cash flow used in investing activities	(97,643)	(99,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	82,500	43,500
Repayments under Revolving Credit Facility	(75,000)	(113,500)
Proceeds from Senior Unsecured Notes	—	125,000
Repayments under Senior Unsecured Notes	—	(75,043)
Proceeds from Term Loan	75,000	—
Payment of debt issuance costs	—	(414)
Payment of finance lease obligations	(123)	(164)
Security deposits received (refunded)	1,037	(1,136)
Payments of cash dividends	(49,771)	(41,517)
Payments in settlement of restricted stock units	(1,030)	(1,002)
Proceeds from issuance of common stock, net - February 2023 Forward Offering	(58)	—
Proceeds from issuance of common stock, net - ATM Program	7,205	114,116
Net cash flow provided by financing activities	39,760	49,840
Change in cash, cash equivalents and restricted cash	1,797	(1,014)
Cash, cash equivalents and restricted cash at beginning of period	5,286	11,249
Cash, cash equivalents and restricted cash at end of period	$7,083	$10,235
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$18,715	$14,245
Income taxes	300	563
Environmental remediation obligations	2,205	2,120
Non-cash transactions:
Dividends declared but not yet paid	$25,047	$22,262

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive thru quick service restaurants and automotive parts retailers. Our 1,124 properties as of June 30, 2024 are located in 42 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate, and our company is headquartered in New York, New York.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, intangible market lease assets and liabilities, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. When we enter into sale-leaseback transactions with intangible market lease assets and liabilities, the intangibles will be accounted for as prepaid rent receivables or prepaid rent liabilities, respectively. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates and EBITDA to rent coverage ratios.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three and six months ended June 30, 2024 and 2023, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of June 30, 2024 and December 31, 2023, the allowance for credit losses on notes and mortgages receivable was $0.2 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period pursuant to purchase options at our election. During the six months ended June 30, 2024, we funded $9.1 million and, as of June 30, 2024, had outstanding $23.2 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties. The construction for eight properties was completed during the six months ended June 30, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $32.0 million, and began to record rental income from the operating leases.

In addition, we may acquire real estate assets under construction from the tenant and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. The construction for seven properties was completed during the six months ended June 30, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $35.8 million, and began to record rental income from the operating leases. During the six months ended June 30, 2024, we funded $10.1 million of such investments and, as of June 30, 2024, had a total of $32.0 million of such investments outstanding and recorded in notes and mortgages receivable.

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

The present value of the difference between the fair market rent and the contractual rent for intangible market lease assets and liabilities at the time properties are acquired is amortized into revenues from rental properties over the remaining terms of the in-place leases. Lease termination fees are recognized as other income when earned upon the termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant.

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

We recorded impairment charges aggregating $0.5 million and $1.8 million for the three and six months ended June 30, 2024, respectively, and $2.5 million and $3.0 million for the three and six months ended June 30, 2023, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, which resulted in $0.9 million of impairment charges during the six months ended June 30, 2024 and no impairment charges during the six months ended June 30, 2023, and (ii) discounted cash flow models, which resulted in no impairment charges during the six months ended June 30, 2024 and impairment charges of $1.6 million during the six months ended June 30, 2023. In addition, during the six months ended June 30, 2024 and 2023, we recorded the remaining impairments of $0.9 million and $1.4 million, respectively, due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the six months ended June 30, 2024 and 2023, impairment charges aggregating $0.4 million and $0.5 million, respectively, were related to properties that were previously disposed of by us.

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

NOTE 3. — LEASES

As Lessor

As of June 30, 2024, we owned 1,088 properties and leased 36 properties from third-party landlords. These 1,124 properties are located in 42 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties for the three and six months ended June 30, 2024, were $48.7 million and $95.9 million, respectively, including base rental income of $45.5 million and $89.4 million, respectively. Revenues from rental properties were $43.7 million and $86.0 million for the three and six months ended June 30, 2023, respectively, including base rental income of $39.9 million and $79.0 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were five thousand and $0.3 million for the three and six months ended June 30, 2024, respectively. Non-cash adjustments included in revenues from rental properties were a reduction of $0.2 million and $0.4 million for the three and six months ended June 30, 2023, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $3.0 million and $5.8 million for the three and six months ended June 30, 2024, respectively and $3.9 million and $7.5 million for the three and six months ended June 30, 2023, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of June 30, 2024 and December 31, 2023 are as follows (in thousands):

	June 30, 2024	December 31, 2023
Lease payments receivable	$65,227	$71,834
Unguaranteed residual value	13,928	13,928
Unearned Income	(21,668)	(24,995)
Allowance for credit losses	(803)	(803)
Total	$56,684	$59,964

In accordance with ASU 2016-13, as of June 30, 2024 and December 31, 2023, we had recorded an allowance for credit losses of $0.8 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of June 30, 2024 and December 31, 2023, no material balances of our investment in direct financing leases were past due.

Minimum Rents Due

As of June 30, 2024, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$86,292	$6,660
2025	174,327	13,293
2026	168,321	10,262
2027	161,187	10,188
2028	143,611	9,902
Thereafter	1,112,983	14,922
Total	$1,846,721	$65,227

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

The following presents the lease-related assets and liabilities (in thousands):

June 30, 2024
Assets
Right-of-use assets - operating	$13,426
Right-of-use assets - finance	131
Total lease assets	$13,557
Liabilities
Lease liability - operating	$14,791
Lease liability - finance	472
Total lease liabilities	$15,263

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.4
Finance leases	3.8
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	14.70%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost	$757	$725	$1,518	$1,583
Finance lease cost
Amortization of leased assets	64	85	123	164
Interest on lease liabilities	22	69	48	143
Short-term lease cost	—	—	—	—
Total lease cost	$843	$879	$1,689	$1,890

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$816	$857	$1,634	$1,772
Operating cash flows for finance leases	22	69	48	143
Financing cash flows for finance leases	64	85	123	164

As of June 30, 2024, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$1,572	$277
2025	2,810	146
2026	2,661	111
2027	2,241	-
2028	2,024	-
Thereafter	6,428	-
Total lease payments	17,736	534
Less: amount representing interest	(2,945)	(62)
Present value of lease payments	$14,791	$472

Major Tenants

As of June 30, 2024 and 2023, we had three significant tenants by revenue for the six months ended:

	June 30, 2024		June 30, 2023
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
Global Partners LP (NYSE: GLP)	151	14.0%	150	14.0%
ARKO Corp. (NASDAQ: ARKO)	149	14.0%	150	16.0%
APRO, LLC (d/b/a United Oil)	77	9.0%	77	10.0%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of June 30, 2024, 324 of the properties we own or lease were previously leased to Marketing, of which 300 properties are subject to long-term triple-net leases across 12 separate portfolios, and 22 properties are leased as single unit triple-net leases (in addition, one property is under redevelopment and one property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of June 30, 2024, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 4.9 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Certain of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of June 30, 2024, we have a remaining commitment to fund up to $4.5 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue on our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. Accordingly, through June 30, 2024, we have removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.6 million (net of accumulated amortization of $2.4 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2024 and December 31, 2023, we had no amounts accrued for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay the EPA the collective sum of $150.0 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by the EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed to an escrow account agreed upon shares of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution is in line with our legal reserves previously established. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA. This action (the “CD Action”) is subject to public comment and court approval. On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action, and subsequently filed voluminous comments objecting to the entry of the proposed CD. On January 17, 2024, the United States informed the Court that it completed reviewing public comments, including those from Occidental, and found no reasons to consider the proposed CD as inappropriate, improper, or inadequate. Nevertheless, the United States decided that certain limited changes to the CD should be made prior to moving for approval thereof. These changes involved removing three parties and a modification to the United States’ reservation of rights. The remaining 82 Settling Parties, including us, concurred with these changes, leading to the United States filing the Modified Consent Decree (“Modified CD”), with the Court on the same day, January 17, 2024. On January 31, 2024, the United States filed a copy of all public comments received on the proposed CD, its Response to the public comments and a Motion to Enter the Modified CD. The Motion to Enter the Modified CD and accompanying memorandum of law states that the United States has determined that the proposed settlement is reasonable, fair and consistent with the statutory purpose of CERCLA. The Court issued an order requiring that responses to the Motion to Enter the Modified CD be filed by April 1, 2024, and any replies to these responses be filed by May 1, 2024, prior to adjudication of the Motion. Following the Court’s briefing schedule, the parties to the Modified CD filed briefs in support of the Motion, while intervenor parties, including Occidental, filed response briefs opposing the Motion, raising multiple legal challenges. Two other potentially responsible parties also filed intervenor response briefs seeking inclusion in the settlement. As of July 9, 2024, the Court has allowed additional briefing on the applicability of two recent Supreme Court rulings to the issues under consideration. The Court has not provided a timeline for ruling on the pending Motion nor has it indicated whether further briefing and/or a hearing will be scheduled.

If the Modified CD is approved in its current form, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court does not approve the Modified CD, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the Modified CD is not approved by the District Court in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the pending and possible future proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and the outcome of which are not yet known. In prior years, we have established an estimated legal reserve and subsequently transferred funds to an escrow account based on likelihoods reasonably known to us at that time, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have accrued.

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

NOTE 5. — DEBT

The amounts outstanding under our Revolving Credit Facility and our Senior Unsecured Notes are as follows (in thousands):

	Maturity Date	Interest Rate	June 30, 2024	December 31, 2023
Revolving Credit Facility	October 2025	6.70%	$17,500	$10,000
Term Loan	October 2025	6.13%	150,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			842,500	760,000
Unamortized debt issuance costs, net (a)			(4,140)	(5,266)
Total debt, net			$838,360	$754,734

(a)
Unamortized debt issuance costs related to the Revolving Credit Facility were $992 and $1,364 as of June 30, 2024 and December 31, 2023, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Revolving Credit Facility, and (ii) an additional principal amount of $75.0 million that was funded in a single draw in April 2024.

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

As of June 30, 2024, we are in compliance with all of the material terms of the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of June 30, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2024	—	—	—	—
2025 (a) (b)	17,500	150,000	50,000	217,500
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	100,000	100,000
Thereafter	—	—	525,000	525,000
Total	$17,500	$150,000	$675,000	$842,500

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

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of June 30, 2024 and December 31, 2023 (in thousands):

						Fair Value of Liability
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	June 30, 2024	December 31, 2023
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/17/2026	$(641)	$(2,083)
Swap	4.66	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/17/2026	(410)	(1,937)

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Accumulated other comprehensive income	$522	$—	$2,970	$—

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of June 30, 2024, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use were fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.0 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of June 30, 2024.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2024, we had accrued a total of $21.0 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million and $0.3 million of net accretion expense was recorded for the six months ended June 30, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2024 and 2023, we recorded credits to environmental expenses aggregating $0.8 million and $0.1 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. For the six months ended June 30, 2024 and 2023, changes in environmental estimates aggregating $44 thousand and $26 thousand, respectively, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the six months ended June 30, 2024 and 2023, we increased the carrying values of certain of our properties by $1.1 million and $1.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the six months ended June 30, 2024 and 2023, were $1.3 million and $1.5 million, respectively. Capitalized asset retirement costs were $34.1 million (consisting of $26.0 million of known environmental liabilities and $8.1 million of reserves for future environmental liabilities) as of June 30, 2024, and $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023. We recorded impairment charges aggregating $0.9 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, for capitalized asset retirement costs.

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

In light of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe that it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected on our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and six months ended June 30, 2024 and 2023 is as follows (in thousands except per share amounts):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
Balance, March 31, 2024	53,967	$540	$(1,573)	$1,053,510	$(102,325)	$950,152
Net earnings	—	—	—	—	16,711	16,711
Accumulated other comprehensive income (loss)	—	—	522	—	—	522
Dividends declared — $0.45 per share	—	—	—	—	(25,047)	(25,047)
Shares issued pursuant to equity offering, net	—	—	—	(10)	—	(10)
Shares issued pursuant to ATM Program, net	218	2	—	7,269	—	7,271
Shares issued pursuant to dividend reinvestment	—	—	—	15	—	15
Stock-based compensation and settlements	—	—	—	1,420	—	1,420
Balance, June 30, 2024	54,185	$542	$(1,051)	$1,062,204	$(110,661)	$951,034

Balance, December 31, 2023	53,953	$540	(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings	—	—	—	—	33,434	33,434
Accumulated other comprehensive income (loss)	—	—	2,970	—	—	2,970
Dividends declared — $0.90 per share	—	—	—	—	(49,999)	(49,999)
Shares issued pursuant to equity offering, net	—	—	—	(58)	—	(58)
Shares issued pursuant to ATM Program, net	218	2	—	7,203	—	7,205
Shares issued pursuant to dividend reinvestment	—	—	—	30	—	30
Stock-based compensation and settlements	14	—	—	1,900	—	1,900
Balance, June 30, 2024	54,185	$542	$(1,051)	$1,062,204	$(110,661)	$951,034

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Income	Capital	Of Earnings	Total
BALANCE, MARCH 31, 2023	49,493	$495	$—	$905,557	$(69,844)	$836,208
Net earnings	—	—	—	—	13,524	13,524
Dividends declared — $0.43 per share	—	—	—	—	(22,262)	(22,262)
Shares issued pursuant to ATM Program, net	1,007	10	—	31,149	—	31,159
Shares issued pursuant to dividend reinvestment	1	—	—	13	—	13
Stock-based compensation/settlements	—	—	—	1,444	—	1,444
BALANCE, JUNE 30, 2023	50,501	$505	$—	$938,163	$(78,582)	$860,086

BALANCE, DECEMBER 31, 2022	46,735	$467	$—	$822,340	$(62,957)	$759,850
Net earnings	—	—	—	—	27,606	27,606
Dividends declared — $0.86 per share	—	—	—	0	(43,231)	(43,231)
Shares issued pursuant to ATM Program, net	3,721	38	—	114,079	—	114,117
Shares issued pursuant to dividend reinvestment	1	—	—	28	—	28
Stock-based compensation/settlements	44	—	—	1,716	—	1,716
BALANCE, JUNE 30, 2023	50,501	$505	$—	$938,163	$(78,582)	$860,086

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

ATM Direct Issuances

During the three and six months ended June 30, 2024 and 2023, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three and six months ended June 30, 2024, we settled 0.2 million shares of common stock subject to forward sale agreements under the ATM Program for net proceeds of $7.2 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

During the three and six months ended June 30, 2024, we entered into forward sale agreements to sell an aggregate of 0.4 million shares of common stock at an average gross offering price of $27.98 per share under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

As of June 30, 2024, we had approximately 1.2 million shares of common stock subject to outstanding forward sale agreements under the ATM Program at an average gross offering price of $29.03 per share. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

During the three and six months ended June 30, 2023, we settled 1.0 million and 3.7 million shares of common stock, respectively, subject to forward sale agreements under the ATM Program for net proceeds of $31.2 million and $114.1 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of June 30, 2023, there were no shares remain subject to forward sale agreements under the ATM Program.

Dividends

For the six months ended June 30, 2024, we paid regular quarterly dividends of $49.8 million or $0.90 per share. For the six months ended June 30, 2023, we paid regular quarterly dividends of $41.5 million or $0.86 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the six months ended June 30, 2024 and 2023, we issued 1,089 and 817 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $30 thousand and $28 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $2.9 million and $2.7 million for the six months ended June 30, 2024 and 2023, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$16,711	$13,524	$33,434	$27,606
Less earnings attributable to RSUs outstanding	(664)	(547)	(1,328)	(1,094)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	16,047	12,977	32,106	26,512
Weighted average common shares outstanding:
Basic	53,979	49,615	53,970	48,309
Incremental shares from stock-based compensation	32	117	17	75
Incremental shares from ATM Program forward agreements	—	71	—	124
Incremental shares from the February 2023 Forward Offering	—	186	—	68
Diluted	54,011	49,989	53,987	48,576
Basic earnings per common share	$0.30	$0.26	$0.59	$0.55
Diluted earnings per common share	$0.30	$0.26	$0.59	$0.55

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of June 30, 2024 and December 31, 2023, the carrying value of the borrowings under the Revolving Credit Facility and the Term Loan approximated fair value. As of June 30, 2024 and December 31, 2023, the fair value of the borrowings under our Senior Unsecured Notes was $593.4 million and $590.9 million, respectively. The fair value of the borrowings outstanding as of June 30, 2024 and December 31, 2023 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of June 30, 2024, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these liability instruments was $1.1 million and is included in accounts payable and accrued liabilities, net on our consolidated balance sheet as of June 30, 2024.

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

The following summarizes as of June 30, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,764	$—	$—	$1,764
Liabilities:
Deferred compensation	$—	$1,764	$—	$1,764

The following summarizes as of December 31, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,504	$—	$—	$1,504
Liabilities:
Deferred compensation	$—	$1,504	$—	$1,504

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of June 30, 2024 and December 31, 2023, of $0.2 million and $0.6 million, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2024, 13 properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Land	$2,190	$2,235
Buildings and improvements	3,441	3,520
	5,631	5,755
Accumulated depreciation and amortization	(3,248)	(3,326)
Real estate held for sale, net	$2,383	$2,429

During the six months ended June 30, 2024, we sold one property, resulting in an aggregate gain of $1.0 million which is included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from a partial property condemnation resulting in a gain of $0.1 million included in gain on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2024

During the six months ended June 30, 2024, we acquired fee simple interests in 40 properties for an aggregate purchase price of $150.9 million (including amounts funded in prior periods) as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible/Market Lease Assets	Intangible/Market Lease Liabilities
Express tunnel car washes	19	$91,199	$18,994	$62,591	$9,686	$434	$(506)
Convenience stores	2	11,882	4,180	6,582	1,120	—	—
Auto service centers	16	39,661	10,842	18,284	4,644	5,891	—
Drive thru QSRs	3	8,195	1,689	5,538	968	—	—
	40	$150,937	$35,705	$92,995	$16,418	$6,325	$(506)

In addition, as part of larger sale-leaseback transactions that included certain of the express tunnel car washes referenced above, we acquired 15 properties that were under construction for $45.8 million and committed to provide additional funding to our tenant during the construction period to complete the development of these assets. These 15 properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating lease.

As of June 30, 2024, we have advanced an additional $25.8 million and, in total, have funded $71.6 million related to these 15 properties. As of June 30, 2024, the construction of eight properties was complete, including seven that were completed during the six months ended June 30, 2024. Accordingly, we have recognized the purchase of the assets, removed finance receivables totaling $39.6 million, including $35.8 million related to the seven properties completed during the six months ended June 30, 2024, and began to record rental income from the operating leases.

Certain of these transactions also includes provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2023

During the six months ended June 30, 2023, we acquired fee simple interests in 16 properties for an aggregate purchase price of $73.3 million (including amounts funded in prior periods) as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes	14	$64,248	$18,598	$39,623	$6,584	$—	$(557)
Convenience stores (a)	1	6,336	2,405	3,319	612	—	—
Drive thru QSRs	1	2,676	675	1,713	288	—	—
	16	$73,260	$21,678	$44,655	$7,484	$—	$(557)

(a)
Purchase price and land allocation include $0.9 million related to the acquisition of a land parcel adjacent to an existing site which was subsequently combined with the existing site into a single property upon redevelopment of the existing site.

In addition, as part of a larger sale-leaseback transaction that included certain of the express tunnel car washes referenced above, we acquired four properties that were under construction for $8.5 million and committed to provide additional funding to our tenant during the construction period to complete the development of these assets. These four properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating lease

These four properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on mortgages and notes receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from the balance sheet, and begin to record rental income from the operating leases. During the three months ended June 30, 2023, we advanced an additional $2.0 million and, as of June 30, 2023, funded $10.5 million related to these four properties.

This transaction also includes provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

NOTE 13. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2024, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from June 30, 2024, through the date the financial statements were issued.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience stores, express tunnel car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive thru quick service restaurants; substantial compliance of our properties with federal, state, and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory, and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; negative impacts from geopolitical uncertainty on the global economy or on our tenants’ businesses, financial position or results of operations, including from COVID-19 or outbreaks of other highly infectious or contagious diseases, and terrorist attacks and other acts of violence, including current conflicts in Europe and the Middle East; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of underground storage tanks ("UST"); the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) as measures that represent our core operating performance and their utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections, and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates, and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state, and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our revolving credit facility, and available cash and cash equivalents; our continued compliance with the covenants in our credit and notes agreements; our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a real estate investment trust ("REIT").

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive thru quick service restaurants and automotive parts retailers. As of June 30, 2024, our portfolio included 1,124 properties, including 1,088 properties owned by us and 36 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

Our Properties

Our 1,124 properties are located in 42 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retailers, including drive thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of June 30, 2024, we leased 1,119 of our properties to tenants under triple-net leases, including 937 properties leased under 47 separate unitary or master triple-net leases, and 182 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of June 30, 2024, our weighted average remaining lease term, excluding renewal options, was 9.2 years.

As of June 30, 2024, we were also actively redeveloping two of our properties for alternative single tenant retail uses, and three of our properties were vacant.

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

During the six months ended June 30, 2024, we invested $102.3 million (net of amounts funded in prior periods) across 53 properties, including the acquisition of fee simple interests in 19 express tunnel car washes, 16 auto service centers, three drive thru quick service restaurants, and two convenience stores.

During the six months ended June 30, 2023, we invested $111.6 million (net of amounts funded in prior periods) across 40 properties, including the acquisition of fee simple interests in 14 express tunnel car washes, one convenience store and one drive thru quick service restaurant.

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

As of June 30, 2024, we had two properties under active redevelopment and several others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, the core operating performance of our portfolio. Specifically, FFO excludes items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate assets, and impairment charges. With respect to AFFO, we further exclude the impact of (i) deferred rental revenue (straight-line rent), the net amortization of intangible market lease assets and liabilities, adjustments recorded for the recognition of rental income from direct financing leases, and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”), (ii) environmental accretion expenses, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, and changes in environmental remediation estimates (collectively, “Environmental Adjustments”), (iii) stock-based compensation expense, (iv) amortization of debt issuance costs and (v) other items, which may include allowances for credit losses on notes and mortgages receivable and direct financing leases, losses on extinguishment of debt, retirement and severance costs, and other items that do not impact our recurring cash flow and which are not indicative of our core operating performance.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net earnings	$16,711	$13,524	$33,434	$27,606
Depreciation and amortization of real estate assets	13,372	10,864	26,024	21,292
Gain on dispositions of real estate	(141)	(316)	(1,185)	(903)
Impairments	512	2,462	1,792	2,984
Funds from operations (FFO)	30,454	26,534	60,065	50,979
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,771)	(1,281)	(3,317)	(2,475)
Amortization of intangible market lease assets and liabilities	(96)	(289)	(222)	(537)
Amortization of investments in direct financing leases	1,674	1,497	3,280	2,923
Amortization of lease incentives	188	262	(65)	536
Total revenue recognition adjustments	(5)	189	(324)	447
Environmental Adjustments
Accretion expense	84	120	208	278
Changes in environmental estimates	(460)	(20)	(755)	(78)
Insurance reimbursements	—	—	(65)	(52)
Legal settlements and judgments	—	—	(41)	—
Total environmental adjustments	(376)	100	(653)	148
Other Adjustments
Stock-based compensation expense	1,561	1,445	2,930	2,719
Amortization of debt issuance costs	564	249	1,127	504
Loss on extinguishment of debt	—	—	—	43
Retirement and severance costs	—	—	456	848
Total other adjustments	2,125	1,694	4,513	4,114
Adjusted Funds from operations (AFFO)	$32,198	$28,517	$63,601	$55,688

Basic per share amounts:
Net earnings	$0.30	$0.26	$0.59	$0.55
FFO (a)	0.55	0.52	1.08	1.03
AFFO (a)	0.58	0.56	1.15	1.12
Diluted per share amounts:
Net earnings	$0.30	$0.26	$0.59	$0.55
FFO (a)	0.55	0.52	1.08	1.02
AFFO (a)	0.58	0.56	1.15	1.12
Weighted average common shares outstanding:
Basic	53,979	49,615	53,970	48,309
Diluted	54,011	49,989	53,987	48,576

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
FFO	$810	$663	$1,598	$1,308
AFFO	857	713	1,692	1,429

Results of Operations

The following discussion describes our results of operations for the three and six months ended June 30, 2024.

Three months ended June 30, 2024, compared to the three months ended June 30, 2023

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Revenues:
Revenues from rental properties	$48,720	$43,658	$5,062
Interest on notes and mortgages receivable	1,217	1,040	177

Operating expenses:
Property costs	3,983	4,811	(828)
Impairments	512	2,462	(1,950)
Environmental	(150)	343	(493)
General and administrative	6,168	5,912	256
Depreciation and amortization	13,372	10,864	2,508

Other items:
Gain on dispositions of real estate	141	316	(175)
Interest expense	9,662	7,104	2,558

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Rental income	$45,729	$39,917	$5,812
Revenue recognition adjustments	5	(189)	194
Tenant reimbursement income	2,986	3,930	(944)
Total revenues from rental properties	48,720	43,658	5,062

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from new property acquisitions, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include revenue recognition adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives.

Tenant reimbursements consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of our triple-net lease agreements.

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in development funding advances for the construction of new-to-industry properties, as well as higher development funding rates, partially offset by collections of notes and mortgages receivable.

Property Costs

The following table presents the results for property costs for the three months ended June 30, 2024, as compared to the three months ended June 30, 2023 (in thousands):

	For the Three Months Ended June 30,
	2024	2023	$ Change
Property operating expenses	$3,782	$4,706	$(924)
Leasing and redevelopment expenses	201	105	96
Total property costs	3,983	4,811	(828)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable and non-reimbursable real estate taxes. The increase in leasing and redevelopment expenses was due to increases in professional fees, redevelopment project cost write-offs, and demolition costs.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended June 30, 2024 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values. Impairment charges for the three months ended June 30, 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties

Environmental Expenses

The difference in environmental expenses for the three months ended June 30, 2024 was primarily due to lower legal and professional fees, changes in environmental estimates, and reduced accretion expense. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related expenses and certain professional fees, offset by lower legal fees.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the partial condemnation of one property during the three months ended June 30, 2024 and the disposition of one property during the three months ended June 30, 2023.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended June 30, 2024, as compared to the three months ended June 30, 2023.

Six Months Ended June 30, 2024, compared to the six months ended June 30, 2023

The following table presents select data and comparative results from our consolidated statements of operations for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Revenues:
Revenues from rental properties	$95,935	$86,025	$9,910
Interest on notes and mortgages receivable	2,972	1,693	1,279

Operating expenses:
Property costs	$7,686	$9,511	$(1,825)
Impairments	1,792	2,984	(1,192)
Environmental	(167)	664	(831)
General and administrative	12,824	12,197	627
Depreciation and amortization	26,024	21,292	4,732

Other items:
Gains on dispositions of real estate	$1,185	$903	$282
Interest expense	18,797	14,618	4,179

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Rental income	$89,785	$78,963	$10,822
Revenue recognition adjustments	324	(447)	771
Tenant reimbursement income	5,826	7,509	(1,683)
Total revenues from rental properties	$95,935	$86,025	$9,910

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from new property acquisitions, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate.

In accordance with GAAP, we recognize revenues from rental properties in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include revenue recognition adjustments comprised of (i) non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) recognition of rental income under direct financing leases using the effective interest rate method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives.

Tenant reimbursements consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of our triple-net lease agreements.

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in development funding advances for the construction of new-to-industry properties, as well as higher development funding rates, partially offset by collections of notes and mortgages receivable.

Property Costs

The following table presents the results for property costs for the six months ended June 30, 2024, as compared to the six months ended June 30, 2023 (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Property operating expenses	$7,421	$9,228	$(1,807)
Leasing and redevelopment expenses	265	283	(18)
Total property costs	$7,686	$9,511	$(1,825)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable and non-reimbursable real estate taxes. The decrease in leasing and redevelopment expenses was primarily due to a decrease in demolition costs partially offset by an increase in professional fees and redevelopment project cost write-offs.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the six months ended June 30, 2024 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. Impairment charges for the six months ended June 30, 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties

Environmental Expenses

The difference in environmental expenses for the six months ended June 30, 2024 was primarily due to changes in environmental estimates and lower accretion expenses.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related expenses, certain professional fees, and information technology expenses, partially offset by a decrease in non-recurring retirement and severance costs and legal fees.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the sale of one property and one partial condemnation during the six months ended June 30, 2024, and the sale of three properties and one lease termination during the six months ended June 30, 2023.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the six months ended June 30, 2024, as compared to the six months ended June 30, 2023.

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

As of June 30, 2024, we had $282.5 million of availability under our Revolving Credit Facility, 1.2 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $35.9 million of gross proceeds upon settlement, and available cash and cash equivalents of $4.7 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the six months ended June 30, 2024 and 2023, are summarized as follows (in thousands):

	For the Six Months Ended June 30,
	2024	2023	$ Change
Net cash flow provided by operating activities	$59,680	$48,526	$11,154
Net cash flow used in investing activities	(97,643)	(99,380)	1,737
Net cash flow provided by financing activities	39,760	49,840	(10,080)

Operating Activities

The change in net cash flow provided by operating activities for the six months ended June 30, 2024 and 2023 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The decrease in net cash flow used in investing activities was primarily due to a $62.7 million increase in collections of notes and mortgages receivable and a $22.5 million decrease in issuance of notes and mortgages receivable, partially offset by a $77.6 million increase in property acquisitions, a $3.3 million decrease in deposits for property acquisitions and a $1.4 million decrease in proceeds from dispositions of real estate.

Financing Activities

The decrease in net cash flow provided by financing activities was primarily due to a decrease in net proceeds from the issuance of common stock under the ATM Program of $107.0 million and a decrease in net proceeds from Senior Unsecured Notes of $50.0 million, partially offset by an increase of $77.5 million in net borrowings under the Revolving Credit Facility and $75.0 million under the Term Loan and an $8.3 million increase in cash dividends paid.

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

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Revolving Credit Facility, and (ii) an additional principal amount of $75.0 million that was funded in a single draw in April 2024.

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

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes and Series Q Notes are collectively referred to the "Senior Unsecured Notes".

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

ATM Direct Issuances

During the three and six months ended June 30, 2024 and 2023, no shares of common stock were issued under the ATM Program, respectively. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three and six months ended June 30, 2024, we settled 0.2 million shares of common stock subject to forward sale agreements under the ATM Program for net proceeds of $7.2 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

During the three and six months ended June 30, 2024, we entered into forward sale agreements to sell an aggregate of 0.4 million shares of common stock at an average gross offering price of $27.98 per share under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

As of June 30, 2024, we had approximately 1.2 million shares of common stock subject to outstanding forward sale agreements under the ATM Program at an average gross offering price of $29.03 per share. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

During the three and six months ended June 30, 2023, we settled 1.0 million and 3.7 million shares of common stock, respectively, subject to forward sale agreements under the ATM Program for net proceeds of $31.2 million and $114.1 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. As of June 30, 2023, there were no shares remain subject to forward sale agreements under the ATM Program.

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

Regular quarterly dividends paid to our stockholders for the six months ended June 30, 2024 were $49.8 million, or $0.90 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

Critical Accounting Policies and Estimates

Our consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared in conformity with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported on our consolidated financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included on our consolidated financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

Estimates, judgments and assumptions underlying the accompanying consolidated financial statements include, but are not limited to, real estate, receivables, deferred rent receivable, direct financing leases, depreciation and amortization, impairment of long-lived assets, environmental remediation obligations, litigation, accrued liabilities, income taxes and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. The information included on our consolidated financial statements that is based on estimates, judgments and assumptions is subject to significant change and is adjusted as circumstances change and as the uncertainties become more clearly defined.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of June 30, 2024, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.0 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of June 30, 2024.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2024, we had accrued a total of $21.0 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.2 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (ii) $11.8 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.9 million of known reserve liabilities and (ii) $12.5 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million and $0.3 million of net accretion expense was recorded for the six months ended June 30, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the six months ended June 30, 2024 and 2023, we recorded credits to environmental expenses aggregating $0.8 million and $0.1 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the six months ended June 30, 2024 and 2023, we increased the carrying values of certain of our properties by $1.1 million and $1.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations was $1.3 million and $1.5 million for the six months ended June 30, 2024 and 2023. Capitalized asset retirement costs were $34.1 million (consisting of $26.0 million of known environmental obligations and $8.1 million of reserves for future environmental obligations related to preexisting unknown contamination) as of June 30, 2024, and $34.3 million (consisting of $25.8 million of known environmental obligations and $8.5 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2023. We recorded impairment charges aggregating $0.9 million and $1.3 million for the six months ended June 30, 2024 and 2023, respectively, for capitalized asset retirement costs.

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

In light of the uncertainties associated with environmental expenditure contingencies, we are unable to estimate ranges in excess of the amount accrued with any certainty; however, we believe that it is possible that the fair value of future actual net expenditures could be substantially higher than amounts currently recorded by us. Adjustments to accrued liabilities for environmental remediation obligations will be reflected on our consolidated financial statements as they become probable and a reasonable estimate of fair value can be made.

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2024 and December 31, 2023, we had no amounts accrued for these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of borrowings under our Revolving Credit Facility which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. Based on our outstanding borrowings under our Revolving Credit Facility of $17.5 million as of June 30, 2024, an increase in market interest rates of 1.0% for 2024 would decrease our 2024 net income and cash flows by $0.1 million.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2024, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the six months ended, June 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Procedural Update on Litigation concerning our former Newark, New Jersey Terminal and the Lower Passaic River:

As previously disclosed, in January 2024, the United States filed a Modified Consent Decree (“Modified CD”) with the United States District Court for the District of New Jersey along with a Motion to Enter the Modified CD. The Court issued an order setting deadlines for responsive briefing to the Motion to Enter the Modified CD, prior to adjudication thereof, with responses due by April 1, 2024, and replies due by May 1, 2024.

Following the Court’s briefing schedule, the parties to the Modified CD filed briefs in support of the Motion, while intervenor parties, including Occidental Chemical Corporation, filed response briefs opposing the Motion, raising multiple legal challenges. Two other potentially responsible parties also filed intervenor response briefs seeking inclusion in the settlement.

As of July 9, 2024, the Court has allowed additional briefing on the applicability of two recent Supreme Court rulings to the issues under consideration. The Court has not provided a timeline for ruling on the pending Motion nor has it indicated whether further briefing and/or a hearing will be scheduled.

We will continue to monitor this litigation’s progress and provide updates as necessary in future filings.

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

Date: July 25, 2024

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