Form 10-Q
period 2024-09-30
GETTY REALTY CORP /MD/
filed 2024-10-24
CIK 1052752

h

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 001-13777

GETTY REALTY CORP.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	- 11-3412575
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The registrant had outstanding 55,017,390 shares of common stock as of October 24, 2024.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30, 2024	December 31, 2023
ASSETS
Real estate:
Land	$912,922	$867,884
Buildings and improvements	980,753	847,339
Investment in direct financing leases, net	44,434	59,964
Construction in progress	102	426
Real estate held for use	1,938,211	1,775,613
Less accumulated depreciation and amortization	(294,269)	(265,593)
Real estate held for use, net	1,643,942	1,510,020
Lease intangible assets, net	121,455	100,315
Real estate held for sale, net	2,609	2,429
Real estate, net	1,768,006	1,612,764
Notes and mortgages receivable	39,004	112,008
Cash and cash equivalents	4,013	3,307
Restricted cash	3,009	1,979
Deferred rent receivable	59,225	54,424
Accounts receivable	2,411	5,012
Right-of-use assets - operating	12,832	14,571
Right-of-use assets - finance	119	174
Prepaid expenses and other assets, net	13,244	18,066
Total assets	$1,901,863	$1,822,305
LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:
Borrowings under Revolving Credit Facility	$12,500	$10,000
Senior Unsecured Notes, net	673,594	673,406
Term Loan, net	148,636	72,692
Environmental remediation obligations	20,812	22,369
Dividends payable	25,422	24,850
Lease liability - operating	14,170	16,051
Lease liability - finance	403	595
Accounts payable and accrued liabilities, net	42,935	46,790
Total liabilities	938,472	866,753
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 shares authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,016,894 and 53,952,539 shares issued and outstanding, respectively	550	540
Accumulated other comprehensive income (loss)	(3,974)	(4,021)
Additional paid-in capital	1,087,562	1,053,129
Dividends paid in excess of earnings	(120,747)	(94,096)
Total stockholders’ equity	963,391	955,552
Total liabilities and stockholders’ equity	$1,901,863	$1,822,305

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues:
Revenues from rental properties	$50,494	$48,848	$146,430	$134,873
Interest on notes and mortgages receivable	973	1,638	3,945	3,331
Total revenues	51,467	50,486	150,375	138,204
Operating expenses:
Property costs	3,927	8,710	11,614	18,221
Impairments	675	986	2,467	3,970
Environmental	305	313	138	977
General and administrative	5,948	5,745	18,772	17,942
Depreciation and amortization	13,960	11,288	39,984	32,580
Total operating expenses	24,815	27,042	72,975	73,690

(Loss) gain on dispositions of real estate	(1,471)	583	(286)	1,486

Operating income	25,181	24,027	77,114	66,000

Other income, net	206	89	504	383
Interest expense	(10,052)	(8,083)	(28,849)	(22,701)
Loss on extinguishment of debt	—	—	—	(43)
Net earnings	$15,335	$16,033	$48,769	$43,639

Basic earnings per common share:
Net earnings	$0.27	$0.31	$0.87	$0.86

Diluted earnings per common share:
Net earnings	$0.27	$0.31	$0.86	$0.85

Weighted average common shares outstanding:
Basic	54,249	50,621	54,064	49,088
Diluted	54,619	50,712	54,194	49,301

Other comprehensive income:
Unrealized (loss) gain on cash flow hedges	(2,698)	—	584	—
Cash flow hedge income reclassified to interest expense	(225)	—	(537)	—
Total other comprehensive income	(2,923)	—	47	—

Comprehensive income	$12,412	$16,033	$48,816	$43,639

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$48,769	$43,639
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	39,984	32,580
Impairment charges	2,467	3,970
Loss (gain) on dispositions of real estate	286	(1,486)
Loss on extinguishment of debt	—	43
Deferred rent receivable	(4,801)	(4,057)
Recovery for credit loss on direct financing leases	(206)	—
Amortization of intangible market lease assets and liabilities and lease incentives	(263)	(6)
Amortization of investment in direct financing leases	4,519	4,444
Amortization of debt issuance costs	1,690	752
Accretion expense	299	422
Stock-based compensation	4,491	4,162
Changes in assets and liabilities:
Accounts receivable	2,601	(2,419)
Prepaid expenses and other assets	1,514	(2,944)
Environmental remediation obligations	(3,970)	(3,917)
Accounts payable and accrued liabilities	(3,067)	(706)
Net cash flow provided by operating activities	94,313	74,477
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(204,488)	(192,988)
Capital expenditures	(558)	(185)
Addition to construction in progress	(1,096)	(204)
Proceeds from dispositions of real estate	5,608	4,347
Deposits for property acquisitions	2,159	6,438
Issuance of notes and mortgages receivable	(21,300)	(88,616)
Collection of notes and mortgages receivable	93,670	18,311
Net cash flow used in investing activities	(126,005)	(252,897)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings under Revolving Credit Facility	140,000	180,500
Repayments under Revolving Credit Facility	(137,500)	(175,500)
Proceeds from Senior Unsecured Notes	—	125,000
Repayments under Senior Unsecured Notes	—	(75,043)
Proceeds from Term Loan	75,000	—
Payment of debt issuance costs	—	(414)
Payment of finance lease obligations	(191)	(243)
Security deposits received (refunded)	1,014	(1,154)
Payments of cash dividends	(74,803)	(63,768)
Payments in settlement of restricted stock units	(1,030)	(1,003)
(Payments) proceeds from issuance of common stock, net - Common Stock Offerings	(159)	71,531
Proceeds from issuance of common stock, net - ATM Program	31,097	114,127
Net cash flow provided by financing activities	33,428	174,033
Change in cash, cash equivalents and restricted cash	1,736	(4,387)
Cash, cash equivalents and restricted cash at beginning of period	5,286	11,249
Cash, cash equivalents and restricted cash at end of period	$7,022	$6,862
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$28,291	$22,069
Income taxes	300	604
Environmental remediation obligations	3,147	3,743
Non-cash transactions:
Dividends declared but not yet paid	$25,422	$23,209

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive thru quick service restaurants and automotive parts retailers. Our 1,108 properties as of September 30, 2024 are located in 42 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, owning and managing convenience, automotive and other single tenant retail real estate, and we are headquartered in New York, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three and nine months ended September 30, 2024 and 2023, and, accordingly, we did not record any additional allowance for credit losses in either period.

During the three months ended September 30, 2024, one of our direct financing leases was modified. Upon modification, we reassessed the lease classification and determined that the lease meets the definition of an operating lease under ASC 842. Accordingly, we reclassified the amounts recorded as investment in direct financing leases immediately prior to the modification of $11.2 million to building and improvements on our consolidated balance sheets.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. ASU 2016-13 became effective for us and was adopted on January 1, 2020. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of September 30, 2024 and December 31, 2023, the allowance for credit losses on notes and mortgages receivable was $0.2 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period pursuant to purchase options at our election. During the nine months ended September 30, 2024, we funded $9.2 million and, as of September 30, 2024, had outstanding $13.4 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties. The construction for 11 properties was completed during the nine months ended September 30, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $41.9 million, and began to record rental income from the operating leases.

In addition, we may acquire real estate assets under construction from the tenant and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. The construction for ten properties was completed during the nine months ended September 30, 2024, and at the end of the construction period, we recognized the purchase of the assets, removed the finance receivables of $51.3 million, and began to record rental income from the operating leases. During the nine months ended September 30, 2024, we funded additional $12.1 million of such investments and, as of September 30, 2024, had a total of $18.6 million of such investments outstanding and recorded in notes and mortgages receivable.

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

We recorded impairment charges aggregating $0.7 million and $2.5 million for the three and nine months ended September 30, 2024, respectively, and $1.0 million and $4.0 million for the three and nine months ended September 30, 2023, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon (i) estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, which resulted in $0.9 million of impairment charges during the nine months ended September 30, 2024 and no impairment charges during the nine months ended September 30, 2023, and (ii) discounted cash flow models, which resulted in no impairment charges during the nine months ended September 30, 2024 and impairment charges of $1.6 million during the nine months ended September 30, 2023. In addition, during the nine months ended September 30, 2024 and 2023, we recorded the remaining impairments of $1.6 million and $2.4 million, respectively, due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the nine months ended September 30, 2024 and 2023, impairment charges aggregating $0.5 million and $1.4 million, respectively, were related to properties that were previously disposed of by us.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption is permitted. We have one reportable segment and continue to evaluate the impact of adopting this guidance on our consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires annual disclosure of specific categories in the income tax rate reconciliation and provides additional information for reconciling items that meet a quantitative threshold within the rate reconciliation. In addition, the amendments require annual disclosure of income taxes paid disaggregated by federal, state and foreign jurisdictions as well as individual jurisdictions in which income taxes paid is equal to or greater than 5 percent of total income taxes paid. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis, however early adoption and retrospective adoption is permitted. We are currently evaluating the impact of this guidance on our consolidated financial statements and related disclosures.

NOTE 3. — LEASES

As Lessor

As of September 30, 2024, we owned 1,074 properties and leased 34 properties from third-party landlords. These 1,108 properties are located in 42 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Pursuant to ASU 2016-02, for leases in which we are the lessor, we are (i) retaining classification of our historical leases as we were not required to reassess classification upon adoption of the new standard, (ii) expensing indirect leasing costs in connection with new or extended tenant leases, the recognition of which would have been deferred under prior accounting guidance, and (iii) aggregating revenue from our lease components and non-lease components (comprised of tenant reimbursements) into revenue from rental properties.

Revenues from Rental Properties

Revenues from rental properties for the three and nine months ended September 30, 2024, were $50.5 million and $146.4 million, respectively, including base rental income of $46.9 million and $136.3 million, respectively. Revenues from rental properties were $48.8 million and $134.9 million for the three and nine months ended September 30, 2023, respectively, including base rental income of $41.2 million and $120.2 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties was an increase in revenue of $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively. Non-cash adjustments included in revenues from rental properties was an increase in revenue of $0.1 million for the three months ended September 30, 2023 and a reduction in revenue of $0.4 million for the nine months ended September 30, 2023.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $2.9 million and $8.7 million for the three and nine months ended September 30, 2024, respectively and $7.5 million and $15.0 million for the three and nine months ended September 30, 2023, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of September 30, 2024 and December 31, 2023 are as follows (in thousands):

	September 30, 2024	December 31, 2023
Lease payments receivable	$56,284	$71,834
Unguaranteed residual value	7,568	13,928
Unearned Income	(18,821)	(24,995)
Allowance for credit losses	(597)	(803)
Total	$44,434	$59,964

In accordance with ASU 2016-13, as of September 30, 2024 and December 31, 2023, we had recorded an allowance for credit losses of $0.6 million and $0.8 million, respectively, on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of September 30, 2024 and December 31, 2023, no material balances of our investment in direct financing leases were past due.

During the three months ended September 30, 2024, one of our direct financing leases was modified. Upon modification, we reassessed the lease classification and determined the lease meets the definition of an operating lease under ASC 842. Accordingly, we reclassified the amounts recorded as investment in direct financing leases immediately prior to the modification to building and improvements.

Minimum Rents Due

As of September 30, 2024, future base rent contractually due from our tenants under leases with terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2024	$45,245	$2,388
2025	182,577	9,654
2026	184,133	9,868
2027	178,372	10,089
2028	169,530	9,799
Thereafter	1,331,334	14,486
Total	$2,091,191	$56,284

As Lessee

For leases in which we are the lessee, lease accounting standards require leases with durations greater than twelve months to be recognized on our consolidated balance sheets. We elected the package of transition provisions available for expired or existing contracts, which allowed us to carry forward our historical assessments of (i) whether contracts are or contain leases, (ii) lease classification, and (iii) initial direct costs.

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2024
Assets
Right-of-use assets - operating	$12,832
Right-of-use assets - finance	119
Total lease assets	$12,951
Liabilities
Lease liability - operating	$14,170
Lease liability - finance	403
Total lease liabilities	$14,573

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years)
Operating leases	7.2
Finance leases	3.5
Weighted-average discount rate
Operating leases (a)	4.70%
Finance leases	14.40%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost	$736	$800	$2,254	$2,383
Finance lease cost
Amortization of leased assets	68	79	191	243
Interest on lease liabilities	17	33	65	176
Short-term lease cost	—	—	—	—
Total lease cost	$821	$912	$2,510	$2,802

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$796	$847	$2,430	$2,619
Operating cash flows for finance leases	17	33	65	176
Financing cash flows for finance leases	68	79	191	243

As of September 30, 2024, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Finance Leases
2024	$781	$228
2025	2,810	146
2026	2,661	74
2027	2,241	-
2028	2,024	-
Thereafter	6,428	-
Total lease payments	16,945	448
Less: amount representing interest	(2,775)	(45)
Present value of lease payments	$14,170	$403

Major Tenants

As of September 30, 2024 and 2023, we had three significant tenants by revenue for the nine months ended:

	September 30, 2024		September 30, 2023
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	14.0%	150	15.0%
Global Partners LP (NYSE: GLP)	128	12.0%	150	15.0%
APRO, LLC (d/b/a United Oil)	77	9.0%	77	10.0%

During the three months ended September 30, 2024, we amended one of our unitary leases with Global Partners LP ("Global"). Pursuant to the amendment, the term of the lease was extended by seven years to August 31, 2034, contractual base rent due under the lease was increased by $0.3 million to $9.2 million, and the number of properties subject to the lease was decreased by 23 properties. The 23 properties removed from the lease were sold to Global for $4.4 million. All other material terms of the lease remained substantially unchanged.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of September 30, 2024, 300 of the properties we own or lease were previously leased to Marketing, of which 276 properties are subject to long-term triple-net leases across 12 separate portfolios, 23 properties are leased as single unit triple-net leases and one property is vacant. The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of September 30, 2024, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 7.1 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Certain of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2024, we had a remaining commitment to fund up to $4.5 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue on our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. Accordingly, through September 30, 2024, we have removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.5 million (net of accumulated amortization of $2.5 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2024 and December 31, 2023, we had no amounts accrued for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Revolving Credit Facility and our Senior Unsecured Notes are as follows (in thousands):

	Maturity Date	Interest Rate	September 30, 2024	December 31, 2023
Revolving Credit Facility	October 2025	6.70%	$12,500	$10,000
Term Loan	October 2025	6.13%	150,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			837,500	760,000
Unamortized debt issuance costs, net (a)			(3,576)	(5,266)
Total debt, net			$833,924	$754,734

(a)
Unamortized debt issuance costs related to the Revolving Credit Facility were $806 and $1,364 as of September 30, 2024 and December 31, 2023, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

Senior Unsecured Notes

In February 2022, we entered into a sixth amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Sixth Amended and Restated Prudential Agreement") pursuant to which, in January 2023, we issued $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential and used the proceeds to repay the $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under its fifth amended and restated note purchase and guarantee agreement with Prudential (the "Fifth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025, (ii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), and (iv) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”), and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”), and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

As of September 30, 2024, we are in compliance with all of the material terms of the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Facility	Term Loan	Senior Unsecured Notes	Total
2024	—	—	—	—
2025 (a) (b)	12,500	150,000	50,000	212,500
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	100,000	100,000
Thereafter	—	—	525,000	525,000
Total	$12,500	$150,000	$675,000	$837,500

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

In October 2023, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $75.0 million of outstanding variable-rate borrowings over a maximum period ending October 2026. Also, in October 2023, we entered into forward-starting interest rate swap agreements to hedge against changes in interest rates from the trade date through the projected issuance date of $75.0 million of additional variable-rate borrowings, and to hedge against changes in future cash flows resulting from changes in interest rates on the additional $75.0 million of variable-rate borrowings over a maximum period ending October 2026. During the next twelve months, we estimate that $1.4 million will be reclassified from accumulated other comprehensive income as an increase to interest expense.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of September 30, 2024 and December 31, 2023 (in thousands):

						Fair Value of Liability
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	September 30, 2024	December 31, 2023
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/17/2026	$(2,092)	$(2,083)
Swap	4.66	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/17/2026	(1,882)	(1,937)

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Accumulated other comprehensive (loss) income	$(2,923)	$—	$47	$—

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of September 30, 2024, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use were fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.8 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2024.

In the course of UST removals and replacements at certain properties previously leased to Marketing where we retained responsibility for preexisting unknown environmental contamination until expiration of the applicable Lookback Period, environmental contamination has been and continues to be discovered. As a result, we developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the anticipated removal and replacement of USTs. Our accrual of this future environmental liability represents our estimate of the fair value of the cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience. In arriving at our accrual, we analyzed the ages and expected useful lives of USTs at properties where we would be responsible for preexisting unknown environmental contamination and we projected a cost to closure for remediation of such contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2024, we had accrued a total of $20.8 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.0 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.3 million and $0.4 million of net accretion expense was recorded for the nine months ended September 30, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2024 and 2023, we recorded credits to environmental expenses aggregating $0.8 million and $0.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. For the nine months ended September 30, 2024 and 2023, changes in environmental estimates aggregating $0.1 million and $40 thousand, respectively, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the nine months ended September 30, 2024 and 2023, we increased the carrying values of certain of our properties by $1.9 million and $3.2 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the nine months ended September 30, 2024 and 2023, were $2.0 million and $2.2 million, respectively. Capitalized asset retirement costs were $33.6 million (consisting of $25.4 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of September 30, 2024, and $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023. We recorded impairment charges aggregating $1.6 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively, for capitalized asset retirement costs.

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

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2024 and 2023 is as follows (in thousands except per share amounts):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
BALANCE, JUNE 30, 2024	54,185	$542	$(1,051)	$1,062,204	$(110,661)	$951,034
Net earnings	—	—	—	—	15,335	15,335
Accumulated other comprehensive income (loss)	—	—	(2,923)	—	—	(2,923)
Dividends declared — $0.45 per share	—	—	—	—	(25,421)	(25,421)
Shares issued pursuant to equity offering, net	—	—	—	(102)	—	(102)
Shares issued pursuant to ATM Program, net	831	8	—	23,883	—	23,891
Shares issued pursuant to dividend reinvestment	1	—	—	16	—	16
Stock-based compensation and settlements	—	—	—	1,561	—	1,561
BALANCE, SEPTEMBER 30, 2024	55,017	$550	$(3,974)	$1,087,562	$(120,747)	$963,391

BALANCE, DECEMBER 31, 2023	53,953	$540	(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings	—	—	—	—	48,769	48,769
Accumulated other comprehensive income (loss)	—	—	47	—	—	47
Dividends declared — $1.35 per share	—	—	—	—	(75,420)	(75,420)
Shares issued pursuant to equity offering, net	—	—	—	(160)	—	(160)
Shares issued pursuant to ATM Program, net	1,049	10	—	31,086	—	31,096
Shares issued pursuant to dividend reinvestment	1	—	—	46	—	46
Stock-based compensation and settlements	14	—	—	3,461	—	3,461
BALANCE, SEPTEMBER 30, 2024	55,017	$550	$(3,974)	$1,087,562	$(120,747)	$963,391

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
BALANCE, JUNE 30, 2023	50,501	$505	$—	$938,163	$(78,582)	$860,086
Net earnings	—	—	—	—	16,033	16,033
Dividends declared — $0.43 per share	—	—	—	—	(23,209)	(23,209)
Shares issued pursuant to equity offering, net	2,200	22	—	71,564	—	71,586
Shares issued pursuant to ATM Program, net	—	—	—	(45)	—	(45)
Shares issued pursuant to dividend reinvestment	1	—	—	12	—	12
Stock-based compensation and settlements	—	—	—	1,443	—	1,443
BALANCE, SEPTEMBER 30, 2023	52,702	$527	$—	$1,011,137	$(85,758)	$925,906
			$—
BALANCE, DECEMBER 31, 2022	46,735	$467	—	$822,340	$(62,957)	$759,850
Net earnings	—	—	—	—	43,639	43,639
Dividends declared — $1.29 per share	—	—	—	—	(66,440)	(66,440)
Shares issued pursuant to equity offering, net	2,200	22	—	71,509	—	71,531
Shares issued pursuant to ATM Program, net	3,721	38	—	114,089	—	114,127
Shares issued pursuant to dividend reinvestment	1	—	—	40	—	40
Stock-based compensation and settlements	45	—	—	3,159	—	3,159
BALANCE, SEPTEMBER 30, 2023	52,702	$527	$—	$1,011,137	$(85,758)	$925,906

On March 1, 2024, our Board of Directors granted 271,250 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2023, our Board of Directors granted 253,075 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Common Stock Offerings

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements (the "July 2024 Forward Offering"). Upon settlement, the July 2024 Forward Offering is anticipated to raise total gross proceeds of approximately $121.1 million. No shares were settled during the three and nine months ended September 30, 2024 and we expect to settle the forward sale agreements in full within 12 months via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

In February 2023, we completed a follow-on public offering the "February 2023 Forward Offering") of 3.5 million shares of common stock in connection with forward sales agreements. During the three months ended September 30, 2023, we settled 2.2 million shares of common stock from the February 2023 Forward Offering, realizing net proceeds of $71.5 million. During the year ended December 31, 2023, we settled all 3.5 million shares and realized net proceeds of $112.1 million.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations, and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three and nine months ended September 30, 2024 and 2023, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three months ended September 30, 2024 and 2023, we did not enter into any forward sale agreements under the ATM Program. During the nine months ended September 30, 2024, we entered into forward sale agreements to sell an aggregate of 0.4 million shares of common stock at an average gross offering price of $27.98 per share and, during the nine months ended September 30, 2023, we entered into forward sale agreements to sell an aggregate of 0.2 million shares of common stock at an average gross offering price of $34.97 per share.

During the three and nine months ended September 30, 2024, we settled 0.8 million shares and 1.0 million shares, respectively, of common stock subject to forward sale agreements under the ATM Program for net proceeds of $23.9 million and $31.1 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the nine months ended September 30, 2023, we settled 3.7 million shares of common stock subject to forward sale agreements under the ATM Program for net proceeds of $114.1 million, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

As September 30, 2024, we had 0.4 million shares of common stock outstanding subject to forward sale agreements under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

Dividends

For the nine months ended September 30, 2024, we paid regular quarterly dividends of $74.8 million or $1.35 per share. For the nine months ended September 30, 2023, we paid regular quarterly dividends of $63.8 million or $1.29 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2024 and 2023, we issued 1,643 and 1,178 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $46 thousand and $40 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $4.5 million and $4.2 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$15,335	$16,033	$48,769	$43,639
Less earnings attributable to RSUs outstanding	(664)	(546)	(1,992)	(1,639)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	14,671	15,487	46,777	42,000
Weighted average common shares outstanding:
Basic	54,249	50,621	54,064	49,088
Incremental shares from stock-based compensation	107	91	77	49
Incremental shares from ATM Program forward agreements	92	—	10	124
Incremental shares from the Forward Equity Offering	171	—	43	40
Diluted	54,619	50,712	54,194	49,301
Basic earnings per common share	$0.27	$0.31	$0.87	$0.86
Diluted earnings per common share	$0.27	$0.31	$0.86	$0.85

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2024 and December 31, 2023, the carrying value of the borrowings under the Revolving Credit Facility and the Term Loan approximated fair value. As of September 30, 2024 and December 31, 2023, the fair value of the borrowings under our Senior Unsecured Notes was $614.7 million and $590.9 million, respectively. The fair value of the borrowings outstanding as of September 30, 2024 and December 31, 2023 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2024, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these liability instruments was $4.0 million and is included in accounts payable and accrued liabilities, net on our consolidated balance sheet as of September 30, 2024.

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

The following summarizes as of September 30, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,890	$—	$—	$1,890
Liabilities:
Deferred compensation	$—	$1,890	$—	$1,890

The following summarizes as of December 31, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,504	$—	$—	$1,504
Liabilities:
Deferred compensation	$—	$1,504	$—	$1,504

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs, totaling $0.2 million and $0.6 million as of September 30, 2024 and December 31, 2023, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2024, 14 properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Land	$2,283	$2,235
Buildings and improvements	3,579	3,520
	5,862	5,755
Accumulated depreciation and amortization	(3,253)	(3,326)
Real estate held for sale, net	$2,609	$2,429

During the nine months ended September 30, 2024, we sold 24 properties, resulting in an aggregate loss of $0.4 million which is included in (loss) gain on dispositions of real estate on our consolidated statements of operations. 23 properties sold during the three months ended September 30, 2024, did not qualify as real estate held for sale in prior reporting periods. We also received funds from a partial property condemnation resulting in a gain of $0.1 million included in gain on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2024

During the nine months ended September 30, 2024, we acquired fee simple interests in 52 properties for an aggregate purchase price of $204.5 million (including amounts funded in prior periods) as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible/ Market Lease Assets	Intangible/ Market Lease Liabilities
Express tunnel car washes	29	$136,070	$31,497	$89,775	$14,870	$434	$(506)
Convenience stores	3	18,853	6,271	10,964	1,618	—	—
Auto service centers	17	41,370	11,534	19,104	4,842	5,890	—
Drive thru QSRs	3	8,195	1,689	5,538	968	—	—
	52	$204,488	$50,991	$125,381	$22,298	$6,324	$(506)

In addition, as part of larger sale-leaseback transactions that included certain of the express tunnel car washes referenced above, during the year ended 2023, we acquired 15 properties that were under construction for $45.8 million and committed to provide additional funding to our tenant during the construction period to complete the development of these assets. These 15 properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating lease.

As of September 30, 2024, we had advanced an additional $27.9 million and, in total, had funded $73.7 million related to these 15 properties. As of September 30, 2024, the construction of 11 properties had been completed, including 10 that were completed during the nine months ended September 30, 2024. Accordingly, we have recognized the purchase of the assets, removed finance receivables totaling $55.1 million, including $51.3 million related to the 10 properties completed during the nine months ended September 30, 2024, and began to record rental income from the operating leases.

Certain of these transactions also include provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2023

During the nine months ended September 30, 2023, we acquired fee simple interests in 37 properties for an aggregate purchase price of $193.0 million (including amounts funded in prior periods) as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes	23	$123,416	$34,481	$75,759	$13,096	$637	$(557)
Convenience stores (a)	10	61,392	21,313	34,245	5,834	—	—
Drive thru QSRs	3	6,094	2,625	2,737	583	149	—
Auto service centers	1	2,086	894	990	202	—	—
	37	$192,988	$59,313	$113,731	$19,715	$786	$(557)

(a)
Purchase price and land allocation include $0.9 million related to the acquisition of a land parcel adjacent to an existing site which was subsequently combined with the existing site into a single property upon redevelopment of the existing site.

In addition, as part of larger sale-leaseback transactions that included certain of the express tunnel car washes referenced above, we acquired 13 properties that were under construction for $40.0 million and committed to provide additional funding to our tenant during the construction period to complete the development of these assets. These 13 properties did not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, this initial investment and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating lease.

As of September 30, 2023, we had advanced an additional $4.2 million and, in total, had funded $44.2 million related to these 13 properties.

Certain of these transactions also includes provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

NOTE 13. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2024, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2024, through the date the financial statements were issued.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding our network of convenience stores, express tunnel car washes, automotive service centers, automotive parts retailers, and certain other freestanding retailers, including drive thru quick service restaurants; substantial compliance of our properties with federal, state, and local provisions enacted or adopted pertaining to environmental matters; the effects of U.S. federal tax reform and other legislative, regulatory, and administrative developments; the impact of existing legislation and regulations on our competitive position; our prospective future environmental liabilities, including those resulting from preexisting unknown environmental contamination; negative impacts from geopolitical uncertainty on the global economy or on our tenants’ businesses, financial position or results of operations, including from COVID-19 or outbreaks of other highly infectious or contagious diseases, and terrorist attacks and other acts of violence, including current conflicts in Europe and the Middle East; quantifiable trends, which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the removal and replacement of underground storage tanks ("UST"); the impact of our redevelopment efforts related to certain of our properties; the amount of revenue we expect to realize from our properties; our belief that our owned and leased properties are adequately covered by casualty and liability insurance; our workplace demographics, recruiting efforts, and employee compensation program; funds from operations (“FFO”) and adjusted funds from operations (“AFFO”) as measures that represent our core operating performance and their utility in comparing our core operating performance between periods; the reasonableness of our estimates, judgments, projections, and assumptions used regarding our accounting policies and methods; our critical accounting policies; our exposure and liability due to and our accruals, estimates, and assumptions regarding our environmental liabilities and remediation costs; loan loss reserves or allowances; our belief that our accruals for environmental and litigation matters, including matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, were appropriate based on the information then available; our claims for reimbursement of monies expended in the defense and settlement of certain MTBE cases under pollution insurance policies; compliance with federal, state, and local provisions enacted or adopted pertaining to environmental matters; our beliefs about the settlement proposals we receive and the probable outcome of litigation or regulatory actions and their impact on us; our expected recoveries from UST funds; our indemnification obligations and the indemnification obligations of others; our investment strategy and its impact on our financial performance; the adequacy of our current and anticipated cash flows from operations, borrowings under our revolving credit facility, and available cash and cash equivalents; our continued compliance with the covenants in our credit and notes agreements; the amounts and timing for closing and funding of any new senior unsecured notes, and subsequent use of proceeds toward repayment of our Series C Notes (as defined below); our belief that certain environmental liabilities can be allocated to others under various agreements; our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts; our beliefs regarding our properties, including their alternative uses and our ability to sell or lease our vacant properties over time; and our ability to maintain our federal tax status as a real estate investment trust ("REIT").

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive thru quick service restaurants and automotive parts retailers. As of September 30, 2024, our portfolio included 1,108 properties, including 1,074 properties owned by us and 34 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

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

As of September 30, 2024, we leased 1,104 of our properties to tenants under triple-net leases, including 913 properties leased under 47 separate unitary or master triple-net leases, and 191 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of September 30, 2024, our weighted average remaining lease term, excluding renewal options, was 10.1 years.

As of September 30, 2024, we were also actively redeveloping one of our properties for alternative single tenant retail uses, and three of our properties were vacant.

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

During the nine months ended September 30, 2024, we invested $132.5 million (net of amounts funded in prior periods) across 60 properties, including the acquisition of fee simple interests in 29 express tunnel car washes, 17 auto service centers, three drive thru quick service restaurants, and three convenience stores.

During the nine months ended September 30, 2023, we invested $266.7 million across 70 properties (net of amounts funded in prior periods), including the acquisition of fee simple interests in 23 express tunnel car washes, 10 convenience stores, three drive thru quick service restaurants and one auto service center.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as modern convenience stores or other single tenant convenience and automotive retail uses, such as automotive parts retailers, quick service restaurants, auto service centers, and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their prior use. During the nine months ended September 30, 2024, rent commenced on one completed redevelopment project that was placed back into service in our net lease portfolio. Since the inception of our redevelopment program in 2015, we have completed 32 redevelopment projects.

As of September 30, 2024, we had one property under active redevelopment and several others in various stages of feasibility planning for potential recapture from our net lease portfolio.

Recent Financing Activity

During the three months ended September 30, 2024, we received commitments from certain lenders for $125.0 million of new senior unsecured notes, including (i) $50.0 million of 5.52% senior unsecured notes due September 2029, and (ii) $75.0 million of 5.70% senior unsecured notes due February 2032. We anticipate the transaction will close during the three months ending December 31, 2024 with funding occurring during the three months ending March 31, 2025, although there can be no assurance that the transaction will be executed according to these dates, or at all. Use of proceeds would include (i) the repayment of $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”), and (ii) general corporate purposes, including to fund investment activity.

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

We define AFFO as FFO excluding (i) certain revenue recognition adjustments (defined below), (ii) certain environmental adjustments (defined below), (iii) stock-based compensation, (iv) amortization of debt issuance costs, and (v) other non-cash and/or unusual items that are not reflective of our core operating performance.

Other REITs may use definitions of FFO and/or AFFO that are different than ours and, accordingly, may not be comparable.

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, the core operating performance of our portfolio. Specifically, FFO excludes items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate assets, and impairment charges. With respect to AFFO, we further exclude the impact of (i) deferred rental revenue (straight-line rent), the net amortization of intangible market lease assets and liabilities, adjustments recorded for the recognition of rental income from direct financing leases, and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”), (ii) environmental accretion expenses, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, and changes in environmental remediation estimates (collectively, “Environmental Adjustments”), (iii) stock-based compensation expense, (iv) amortization of debt issuance costs, and (v) other items, which may include allowances for credit losses on notes and mortgages receivable and direct financing leases, losses on extinguishment of debt, retirement and severance costs, and other items that do not impact our recurring cash flow and which are not indicative of our core operating performance.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net earnings	$15,335	$16,033	$48,769	$43,639
Depreciation and amortization of real estate assets	13,960	11,288	39,984	32,580
Loss (gain) on dispositions of real estate	1,471	(583)	286	(1,486)
Impairments	675	986	2,467	3,970
Funds from operations (FFO)	31,441	27,724	91,506	78,703
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,484)	(1,582)	(4,801)	(4,057)
Amortization of intangible market lease assets and liabilities	(134)	(285)	(356)	(822)
Amortization of investments in direct financing leases	1,239	1,521	4,519	4,444
Amortization of lease incentives	158	280	93	815
Total revenue recognition adjustments	(221)	(66)	(545)	380
Environmental Adjustments
Accretion expense	91	144	299	422
Changes in environmental estimates	(68)	(98)	(823)	(175)
Insurance reimbursements	—	(86)	(65)	(138)
Legal settlements and judgments	—	—	(41)	—
Total environmental adjustments	23	(40)	(630)	109
Other Adjustments
Stock-based compensation expense	1,561	1,443	4,491	4,162
Amortization of debt issuance costs	563	249	1,690	752
Recovery for credit loss on notes and mortgages receivable and direct financing leases	(206)	—	(206)	—
Loss on extinguishment of debt	—	—	—	43
Retirement and severance costs	—	90	456	939
Total other adjustments	1,918	1,782	6,431	5,896
Adjusted Funds from operations (AFFO)	$33,161	$29,400	$96,762	$85,088

Basic per share amounts:
Net earnings	$0.27	$0.31	$0.87	$0.86
FFO (a)	0.56	0.53	1.65	1.56
AFFO (a)	0.60	0.57	1.74	1.69
Diluted per share amounts:
Net earnings	$0.27	$0.31	$0.86	$0.85
FFO (a)	0.56	0.53	1.64	1.56
AFFO (a)	0.59	0.57	1.74	1.68
Weighted average common shares outstanding:
Basic	54,249	50,621	54,064	49,088
Diluted	54,619	50,712	54,194	49,301

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
FFO	$832	$679	$2,431	$1,986
AFFO	878	720	2,570	2,147

Results of Operations

The following discussion describes our results of operations for the three and nine months ended September 30, 2024:

Three months ended September 30, 2024, compared to the three months ended September 30, 2023

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Revenues:
Revenues from rental properties	$50,494	$48,848	$1,646
Interest on notes and mortgages receivable	973	1,638	(665)

Operating expenses:
Property costs	3,927	8,710	(4,783)
Impairments	675	986	(311)
Environmental	305	313	(8)
General and administrative	5,948	5,745	203
Depreciation and amortization	13,960	11,288	2,672

Other items:
(Loss) Gain on dispositions of real estate	(1,471)	583	(2,054)
Interest expense	10,052	8,083	1,969

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Rental income	$47,360	$41,244	$6,116
Revenue recognition adjustments	221	66	155
Tenant reimbursement income	2,913	7,538	(4,625)
Total revenues from rental properties	50,494	48,848	1,646

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

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was due to a decrease in average development funding balances primarily due to repayments in connection with the acquisition of the related properties.

Property Costs

The following table presents the results for property costs for the three months ended September 30, 2024, as compared to the three months ended September 30, 2023 (in thousands):

	For the Three Months Ended September 30,
	2024	2023	$ Change
Property operating expenses	$3,751	$8,426	$(4,675)
Leasing and redevelopment expenses	176	284	(108)
Total property costs	3,927	8,710	(4,783)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable and non-reimbursable real estate taxes. The decrease in leasing and redevelopment expenses was due to lower professional fees and demolition costs, partially offset by certain redevelopment project write-offs.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended September 30, 2024 and 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values.

Environmental Expenses

The decrease in environmental expenses for the three months ended September 30, 2024 was primarily due to changes in environmental estimates and lower accretion expense. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related expenses and certain professional fees.

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

(Loss) Gain on Dispositions of Real Estate

During the three months ended September 30, 2024 we recorded a loss on dispositions of real estate related to the 23 properties sold to Global as part of a unitary lease amendment. See Note 3 – Leases.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended September 30, 2024, as compared to the three months ended September 30, 2023.

Nine Months Ended September 30, 2024, compared to the nine months ended September 30, 2023

The following table presents select data and comparative results from our consolidated statements of operations for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Revenues:
Revenues from rental properties	$146,430	$134,873	$11,557
Interest on notes and mortgages receivable	3,945	3,331	614

Operating expenses:
Property costs	$11,614	$18,221	$(6,607)
Impairments	2,467	3,970	(1,503)
Environmental	138	977	(839)
General and administrative	18,772	17,942	830
Depreciation and amortization	39,984	32,580	7,404

Other items:
(Loss) gain on dispositions of real estate	$(286)	$1,486	$(1,772)
Interest expense	28,849	22,701	6,148

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Rental income	$137,146	$120,206	$16,940
Revenue recognition adjustments	545	(380)	925
Tenant reimbursement income	8,739	15,047	(6,308)
Total revenues from rental properties	$146,430	$134,873	$11,557

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

Property Costs

The following table presents the results for property costs for the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023 (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Property operating expenses	$11,174	$17,655	$(6,481)
Leasing and redevelopment expenses	440	566	(126)
Total property costs	$11,614	$18,221	$(6,607)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable and non-reimbursable real estate taxes. The decrease in leasing and redevelopment expenses was primarily due to lower demolition costs, partially offset by by certain redevelopment project write-offs.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2024 and 2023 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The decrease in environmental expenses for the nine months ended September 30, 2024 was primarily due to changes in environmental estimates and lower accretion expenses. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related expenses and certain professional fees, partially offset by a decrease in non-recurring retirement and severance costs and legal fees.

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

(Loss) Gain on Dispositions of Real Estate

The loss on dispositions of real estate during the nine months ended September 30, 2024 was primarily due to the 23 properties sold to Global as part of a unitary lease amendment. See Note 3 – Leases. The gain on dispositions of real estate during the nine months ended September 30, 2023 was primarily due to the sale of a two properties during the three months ended September 30, 2023.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the nine months ended September 30, 2024, as compared to the nine months ended September 30, 2023.

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

As of September 30, 2024, we had $287.5 million of availability under our Revolving Credit Facility, 4.4 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $132.5 million of gross proceeds upon settlement, and available cash and cash equivalents of $4.0 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Revolving Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the nine months ended September 30, 2024 and 2023, are summarized as follows (in thousands):

	For the Nine Months Ended September 30,
	2024	2023	$ Change
Net cash flow provided by operating activities	$94,313	$74,477	$19,836
Net cash flow (used in) investing activities	(126,005)	(252,897)	126,892
Net cash flow provided by financing activities	33,428	174,033	(140,605)

Operating Activities

The change in net cash flow provided by operating activities for the nine months ended September 30, 2024 and 2023 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The decrease in net cash flow used in investing activities was primarily due to a $75.4 million increase in collections of notes and mortgages receivable, a $67.3 million decrease in issuance of notes and mortgages receivable, and a $1.3 million increase in proceeds from dispositions of real estate, partially offset by an $11.5 million increase in property acquisitions and a $4.2 million decrease in deposits for property acquisitions.

Financing Activities

The decrease in net cash flow provided by financing activities was primarily due to an $83.0 million decrease in net proceeds from the issuance of common stock under the ATM Program, a $71.7 million decrease in net proceeds from Common Stock Offerings, a $50.0 million decrease in net proceeds from Senior Unsecured Notes, an $11.0 million increase in cash dividends paid, and a $2.5 million decrease in net borrowings under the Revolving Credit Facility, partially offset by a $75.0 million increase in proceeds under the Term Loan.

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

Senior Unsecured Notes

In February 2022, we entered into a sixth amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Sixth Amended and Restated Prudential Agreement") pursuant to which, in January 2023, we issued $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”) to Prudential and used the proceeds to repay the $75.0 million of 5.35% Series B Guaranteed Senior Notes due June 2, 2023 (the “Series B Notes”) outstanding under its fifth amended and restated note purchase and guarantee agreement with Prudential (the "Fifth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding under the Fifth Amended and Restated Prudential Agreement, including (i) $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025, (ii) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (iii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), and (iv) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”), remain outstanding under the Sixth Amended and Restated Prudential Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”), and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”), and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

Common Stock Offerings

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements (the "July 2024 Forward Offering"). Upon settlement, the July 2024 Forward Offering is anticipated to raise total gross proceeds of approximately $121.1 million. We expect to settle the forward sale agreements in full within 12 months via physical delivery of the outstanding shares of common stock in exchange for cash proceeds.

In February 2023, we completed a follow-on public offering of 3.5 million shares of common stock in connection with forward sales agreements. During the three months ended September 30, 2023, we settled 2.2 million shares of common stock from the February 2023 Forward Offering, realizing net proceeds of $71.5 million. During the year ended December 31, 2023, we settled all 3.5 million shares and realized net proceeds of $112.1 million.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to a forward sale agreement. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. The use of a forward sale agreement allows us to lock in a share price on the sale of shares at the time the forward sales agreement becomes effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sale agreements, we consider the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares. We also evaluated whether the agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations, and (ii) none of the settlement provisions precluded the agreements from being indexed to its own stock. We also consider the potential dilution resulting from the forward sale agreements on the earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the three and nine months ended September 30, 2024 and 2023, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Sale Agreements

During the three months ended September 30, 2024 and 2023, we did not enter into any forward sale agreements under the ATM Program. During the nine months ended September 30, 2024, we entered into forward sale agreements to sell an aggregate of 0.4 million shares of common stock at an average gross offering price of $27.98 per share and, during the nine months ended September 30, 2023, we entered into forward sale agreements to sell an aggregate of 0.2 million shares of common stock at an average gross offering price of $34.97 per share.

During the three and nine months ended September 30, 2024, we settled 0.8 million shares and 1.0 million shares, respectively, of common stock subject to forward sale agreements under the ATM Program for net proceeds of $23.9 million and $31.1 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the nine months ended September 30, 2023, we settled 3.7 million shares of common stock subject to forward sale agreements under the ATM Program for net proceeds of $114.1 million, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

As September 30, 2024, we had 0.4 million shares of common stock outstanding subject to forward sale agreements under the ATM Program. We expect to settle the forward sale agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2024 were $74.8 million, or $1.35 per share. There can be no assurance that we will continue to pay dividends at historical rates, if at all.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of the Company therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of September 30, 2024, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.8 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2024.

In the course of UST removals and replacements at certain properties previously leased to Marketing where we retained responsibility for preexisting unknown environmental contamination until expiration of the applicable Lookback Period, environmental contamination has been and continues to be discovered. As a result, we developed an estimate of fair value for the prospective future environmental liability resulting from preexisting unknown environmental contamination and accrued for these estimated costs. These estimates are based primarily upon quantifiable trends which we believe allow us to make reasonable estimates of fair value for the future costs of environmental remediation resulting from the anticipated removal and replacement of USTs. Our accrual of this future environmental liability represents our estimate of the fair value of the cost for each component of the liability, net of estimated recoveries from state UST remediation funds considering estimated recovery rates developed from prior experience. In arriving at our accrual, we analyzed the ages and expected useful lives of USTs at properties where we would be responsible for preexisting unknown environmental contamination and we projected a cost to closure for remediation of such contamination.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2024, we had accrued a total of $20.8 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.0 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (ii) $11.8 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.9 million of known reserve liabilities, and (ii) $12.5 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.3 million and $0.4 million of net accretion expense was recorded for the nine months ended September 30, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the nine months ended September 30, 2024 and 2023, we recorded credits to environmental expenses aggregating $0.8 million and $0.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2024 and 2023, we increased the carrying values of certain of our properties by $1.9 million and $3.2 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations was $2.0 million and $2.2 million for the nine months ended September 30, 2024 and 2023. Capitalized asset retirement costs were $33.6 million (consisting of $25.4 million of known environmental obligations and $8.2 million of reserves for future environmental obligations related to preexisting unknown contamination) as of September 30, 2024, and $34.3 million (consisting of $25.8 million of known environmental obligations and $8.5 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2023. We recorded impairment charges aggregating $1.6 million and $2.3 million for the nine months ended September 30, 2024 and 2023, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2024 and December 31, 2023, we had no amounts accrued for these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of borrowings under our Revolving Credit Facility which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90% based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. Based on our outstanding borrowings under our Revolving Credit Facility of $12.5 million as of September 30, 2024, an increase in market interest rates of 1.0% for 2024 would decrease our 2024 net income and cash flows by $31 thousand.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2024, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the nine months ended, September 30, 2024, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2023, and to “Item 1. Legal Proceedings” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document
10.1

Underwriting Agreement, dated July 29, 2024, by and among Getty Realty Corp., BofA Securities, Inc., J.P. Morgan Securities LLC, KeyBanc Capital Markets Inc., Goldman Sachs & Co. LLC, TD Securities (USA) LLC, Robert W. Baird & Co. Incorporated, Capital One Securities, Inc., Citizens JMP Securities, LLC, and BTIG, LLC, as underwriters, the forward purchasers named therein and the forward sellers named therein

Incorporated by reference to Exhibit 1.1 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on July 31, 2024

10.2	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on July 31, 2024

10.3	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on July 31, 2024

10.4	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and KeyBanc Capital Markets Inc.	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on July 31, 2024

10.5	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and Bank of America, N.A.	Incorporated by reference to Exhibit 1.2 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on August 9, 2024

10.6	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Incorporated by reference to Exhibit 1.3 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on August 9, 2024
10.7	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and KeyBanc Capital Markets Inc	Incorporated by reference to Exhibit 1.4 to the Current Report on Form 8-K (File No. 001-13777) filed with the U.S. Securities and Exchange Commission on August 9, 2024

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 24, 2024

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