Form 10-K
period 2024-12-31
GETTY REALTY CORP /MD/
filed 2025-02-13
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2024

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

The aggregate market value of common stock held by non-affiliates (based on 49,219,371 shares of common stock at a closing price per share of the registrant’s common stock on the New York Stock Exchange at $26.66) of the Company was $1,312,200,000 as of June 30, 2024.

The registrant had outstanding 55,027,697 shares of common stock as of February 13, 2025.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2025 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2024, pursuant to Regulation 14A.

III

Auditor’s PCAOB ID Number:	238	Auditor’s Name:	PricewaterhouseCoopers LLP	Auditor’s Location	New York, New York

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995 and other safe harbors under the Securities Act of 1933, as amended (the “Securities Act”) and the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Annual Report on Form 10-K.

Examples of forward-looking statements included in this Annual Report on Form 10-K include, but are not limited to, our statements regarding:

•
our network of convenience stores, express tunnel car washes, automotive service centers, and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers;
•
our investment strategy and its impact on our financial performance;
•
changes in market conditions affecting our tenants and their financial stability and creditworthiness, which would impact their compliance with lease obligations;
•
concentration of certain tenants in similar industries or concentration of our owned and leased properties in certain geographic locations;
•
the amount of revenue we expect to realize from our properties, including renewal of existing leases, sale, acquisition or redevelopment opportunities;
•
our belief that our real estate assets are not carried at amounts in excess of their estimated net realizable fair value amounts;
•
compliance of our properties with federal, state, and local provisions enacted or adopted pertaining to environmental matters;
•
our ability to maintain our federal tax status as a REIT, effects of U.S. federal tax reform and other legislative, regulatory, and administrative developments;
•
our competitive position in our industry, including the impact of existing legislation and regulations;
•
the cost and potential outcomes of current and future environmental and litigation matters, including those resulting from preexisting unknown environmental contamination and matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, our MTBE multi-district litigation cases in the states of Pennsylvania and Maryland, and related accruals, estimates, and assumptions regarding our liabilities, remediation costs and expected recoveries;
•
impact of global political and economic uncertainties, including public health crises, geopolitical conflicts and inflation;
•
our ability to adequately secure our information technology systems and the regulated data stored therein, as required by law;
•
the adequacy of our insurance coverage and that of our tenants on our owned and leased properties;
•
our ability to attract and retain key management personnel;
•
our workplace demographics, recruiting efforts, and employee compensation program;
•
our use of FFO and AFFO as measures that represent our core operating performance and its utility in comparing our core operating performance between periods;
•
the reasonableness of our estimates, judgments, projections, and assumptions used regarding our accounting policies and methods;
•
our ability to maintain an effective system of internal control over financial reporting;
•
our indemnification obligations and the indemnification obligations of others;
•
the adequacy of our current and anticipated cash flows from operations, borrowings under our Credit Facility, and available cash and cash equivalents to fund our future operating expenses and capital expenditure requirements;
•
our continued compliance with the covenants in our credit and notes agreements;

•
our ability to pay dividends and changes to our dividend policy; and
•
our dependence on external sources of capital, timing of and need for additional financing and dilution as a result of future issuances of equity securities.

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K, as such risk factors may be updated from time to time in our public filings. Such risks and uncertainties were derived based on numerous important assumptions, which may not be realized, and may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. New risk factors and uncertainties may also emerge from time to time, and there can be no assurance that we have identified all risks and uncertainties that may affect it.

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

PART I

Item 1. Business

Company Profile

Getty Realty Corp. (“Getty Realty,” “we,” “us,” “our” and the “Company”) (NYSE: GTY), a Maryland corporation, is a publicly traded, net lease real estate investment trust (“REIT”) specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our predecessor was originally founded in 1955 and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1997. Unless otherwise expressly stated or the context otherwise requires, the “Company,” “we,” “us,” and “our” as used herein refer to Getty Realty and its owned and controlled subsidiaries.

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,118 properties as of December 31, 2024 are located in 42 states and Washington, D.C., and our tenants operate under a variety of national and regional brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate.

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

Our Company is headquartered in New York, New York and as of February 13, 2025, we had 29 employees.

Recent Developments

Our investment strategy is predicated on the belief that automobility will remain the dominant form of consumer transportation in the United States and that mobile consumers increasingly prioritize convenience, speed, and service. During the year ended December 31, 2024, we continued to grow and diversify our portfolio of convenience, automotive and other freestanding retail properties through acquisitions of existing properties and development funding advances for the construction of new-to-industry assets. We were able to accretively fund this investment activity through thoughtful capital markets execution that included a follow-on public equity offering, active use of our ATM Program, and the issuance of new senior unsecured notes.

Portfolio Activities

During the year ended December 31, 2024, we invested $209.0 million in convenience and automotive retail properties, including the acquisition of 31 express tunnel car washes, 17 convenience stores, 19 automotive service centers, and four drive-thru quick service restaurants. As a result of this investment activity, we added eight new tenants to our portfolio, expanded our relationships with several existing tenants, and added or increased exposure to a number of attractive metropolitan areas, including Austin (TX), Charlotte (NC), Houston (TX), and Richmond (VA).

During the year ended December 31, 2024, we also sold 31 properties that generated gross proceeds of $13.1 million and reduced our exposure to certain properties, tenants, and/or geographies that no longer met our long-term investment criteria, and completed the redevelopment of a legacy gasoline and repair station into a new fast casual restaurant.

For additional information regarding our property acquisitions and dispositions, see Note 12 and Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Capital Markets Activities

During the year ended December 31, 2024, we raised $164.8 million of gross equity proceeds through the sale of 5.4 million common shares subject to forward sales agreements, including 4.0 million shares ($121.2 million of gross proceeds) in a follow-on public offering and 1.4 million shares ($43.6 million of gross proceeds) through our ATM Program.

We also closed the private placement of $125.0 million of new senior unsecured notes, including (i) $50.0 million of 5.52% senior notes due September 2029 and (ii) $75.0 million of 5.70% senior notes due February 2032. The new senior unsecured notes will be issued on February 25, 2025 and proceeds will be used to repay $50.0 million of senior unsecured notes that mature on February 25, 2025 and for general corporate purposes, including to fund investment activity.

For additional information regarding our equity issuance and notes private placement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 and Note 9 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Our Properties

As of December 31, 2024, our portfolio included 1,118 properties, of which we owned 1,085 properties and leased 33 properties from third-party landlords. Our properties are located in 42 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retail uses, including drive thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2024, we leased 1,114 of our properties to tenants under triple-net leases, including 921 properties leased under 50 separate unitary or master triple-net leases, and 193 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2024, our weighted average remaining lease term, excluding renewal options, was 10.2 years.

Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators, and other automotive-related and retail tenants. Our tenants either operate their businesses at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties who operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of these industries, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Significant number of our tenants depend on the same industry for their revenues” in this Annual Report on Form 10-K.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

As of December 31, 2024, we also had one property under redevelopment and three properties were vacant.

Human Capital Resources

As of December 31, 2024, we had 29 full-time employees, all of which are located in our New York office.

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

We appreciate the important role that our team and the Company play in the communities in which we live and operate. We provide team members with work schedule flexibility and opportunities to support causes and organizations that are meaningful to them. We actively promote our Getty Gives program to facilitate volunteerism and charitable contributions in support of our communities and other causes meaningful to our team members. In 2024, our team participated in our second company-wide community service event with Rethink Food where we worked alongside the Rethink Food team to transform surplus food into meals for distribution to underserved communities. In addition, we made corporate donations to the Lawyers Alliance, a leading provider of legal services for charities and nonprofit organizations working to improve life in New York City, and the Springpoint Foundation, a nonprofit organization dedicated to enriching the lives of seniors by providing services and opportunities to stay connected, healthy and vibrant, and to age with deserved dignity. We also matched individual contributions made by our team members to more than 20 different charitable organizations serving a wide range of causes.

We participate in annual performance reviews with our employees and hold periodic meetings with employees to gather feedback, discuss opportunities to participate in various professional development programs, and improve the overall employee experience. Our recruiting efforts, compensation and advancement are all based on qualifications, performance, skills and experience. We continue to emphasize employee development and training and our employees are offered regular opportunities to participate in formal and informal professional development through in-person training and online learning resources. We also support and pay for external education classes and seminars requested by our employees, as well as higher-education tuition reimbursement if doing so advances their work-related skills or professional development.

We believe that our employees are fairly compensated, without regard to gender, race and ethnicity, and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent, and includes the employee benefit plans described in Note 9 “Employee Benefit Plan” included in Part II, Item 8 in this Annual Report on Form 10-K.

We continually assess and strive to enhance employee satisfaction and engagement. Our employees, many of whom have a long tenure with us, frequently express satisfaction with management and, in the opinion of our management, we have positive relations with our employees.

Investment Strategy and Activity

As part of our strategy to grow and diversify our portfolio, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate. We primarily pursue sale leaseback transactions with existing and prospective tenants and will also provide forward commitments to acquire new-to-industry construction and acquire assets with in-place leases. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold properties, and construction loans or other financing for the development of new-to-industry properties. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in well-located, freestanding properties that support automobility and provide convenience and service to consumers in major markets across the country. A key element of our investment strategy is to invest in properties that will enhance our property type, tenant, and geographic diversification.

Over the last five years, we have acquired 296 properties for an aggregate purchase price of more than $1.0 billion, including single property and portfolio transactions located in various geographies and leased to a diverse set of tenants who operate across the convenience and automotive retail sectors.

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

Since the inception of our redevelopment program in 2015, we have completed 32 redevelopment and revenue-enhancing capital expenditure projects.

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

We believe that our properties are in substantial compliance with federal, state and local provisions pertaining to environmental matters. Although we are unable to predict what legislation or regulations may be adopted in the future with respect to environmental protection and waste disposal, we do not believe that existing legislation and regulations will have a material adverse effect on our competitive position. For additional information regarding pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in this Annual Report on Form 10-K.

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

For additional information, see “Item 1A. Risk Factors” and “Liquidity and Capital Resources,” “Environmental Matters” and “Contractual Obligations” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

In addition to the numerous federal, state and local laws and regulations to which are properties are subject, we elected to be treated as a REIT under the federal income tax laws beginning January 1, 2001. Accordingly, we are subject to compliance with the applicable requirements of the Internal Revenue Code concerning REITs, including that a REIT must, among other things, invest substantially all of its assets in interests in real estate (including mortgages and other REITs) or cash and government securities, derive most of its income from rents from real property or interest on loans secured by mortgages on real property, and distribute to stockholders annually a substantial portion of its taxable income. For additional information, see “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 7 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Climate Change

As an organization, we are committed to the protection of our assets, communities, and the environment. We emphasize sustainability at our corporate headquarters where we utilize energy efficient computer equipment, filtered water machines, and timed or sensor-controlled HVAC and lighting systems, among other sustainability practices. We are tracking our environmental footprint within our leased corporate office space including monitoring monthly energy usage, recycling efforts, and waste disposal. With our landlord’s support, we attempt to construct a full picture of our environmental footprint, maximize diversion of recyclable waste in accordance with local regulations, and implement energy conservation measures as appropriate and feasible. A comparison of actual energy consumption data at our corporate headquarters indicates we were able to decrease our electric and natural gas consumption on a year-over-year basis.

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

We are pleased that many of our tenants have already completed environmental and sustainability projects, including upgrading to LED lighting, installing energy efficient coolers and HVAC units, and, in select cases, installing electric vehicle (EV) charging stations at our properties. We appreciate that many of our tenants have completed these “green” projects with their own capital and/or have taken advantage of government and other subsidies for qualifying renewable energy technologies and projects. Additionally, starting in 2022, we implemented our “Getty Green Loans” program to provide low-cost loans to our tenants for the express purpose of investing in environmental and sustainability projects.

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

For additional information, see “Item 1A. Risk Factors” and “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

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

Our website also contains our business conduct guidelines (“Code of Ethics”), corporate governance guidelines and the charters of the Audit, Compensation and Nominating/Corporate Governance Committees of our Board of Directors. We intend to make available on our website any future amendments or waivers to our Code of Ethics as required by rules of the SEC or NYSE.

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
•
Global political and economic uncertainties, including public health crises and geopolitical conflicts, and their related impact on macroeconomic conditions may adversely impact the market on which our common stock trades, our tenants’ businesses and the markets in which we operate, our operations and our results of operations.
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
•
Uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period or may cause us to fail to qualify as a REIT.
•
The uncertainty regarding the U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sales agreement related to follow-on public equity offerings or our ATM Program could jeopardize our ability to meet the REIT qualification requirements.
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
•
Changes in our dividend policy and the dividends we pay may be subject to significant change.
•
Forward sales agreements related to follow-on public equity offerings or our ATM Program could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.
•
In case of our bankruptcy or insolvency, any forward sales agreement that is in effect related to follow-on public equity offerings or our ATM Program will automatically terminate, and we would not receive the expected proceeds.
•
Future issuances of equity securities could dilute the interest of holders of our equity securities.
•
Maryland law may discourage a third-party from acquiring us.

Risks Related to Our Business and Operations

We are subject to risks inherent in owning and leasing real estate.

We are subject to varying degrees of risk generally related to leasing and owning real estate, many of which are beyond our control. In addition to general risks applicable to us, our risks include, among others: our liability as a lessee for long-term lease obligations regardless of our revenues; deterioration in national, regional and local economic and real estate market conditions; potential changes in supply of, or demand for, rental properties similar to ours; competition for tenants and declining rental rates; difficulty in selling or re-leasing properties on favorable terms or at all; impairments in our ability to collect rent or other payments due to us when they are due; high interest rates and adverse changes in the availability, cost and terms of financing; uninsured property liability; the impact of present or future environmental legislation and compliance with environmental laws; adverse changes in zoning laws and other regulations; acts of terrorism and war; natural disasters or other catastrophes; public health crises, such as pandemics and epidemics; the unforeseen impacts of climate change, compliance with any future laws or regulations designed to prevent or mitigate the impacts of climate change, and any material costs related thereto; the potential risk of functional obsolescence of properties over time the need to periodically renovate and repair our properties; and physical or weather-related damage to our properties. Such risks may result, under certain market conditions, in variable revenue and reduced earnings and could have an adverse effect on our financial condition.

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

For additional information regarding pending environmental lawsuits and claims, and environmental remediation obligations and estimates, see “Item 3. Legal Proceedings”, “Environmental Matters” in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes 3 and 6 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Environmental exposures are difficult to assess and estimate for numerous reasons, including the amount of data available upon initial assessment of contamination, alternative treatment methods that may be applied, location of the property which subjects it to differing local laws and regulations and their interpretations, changes in costs associated with environmental remediation services and equipment, the availability of state UST remediation funds and the possibility of existing legal claims giving rise to allocation of responsibilities to others, as well as the time it takes to remediate contamination and receive regulatory approval. In developing our liability for estimated environmental remediation obligations on a property-by-property basis, we consider, among other things, laws and regulations, assessments of contamination and surrounding geology, quality of information available, currently available technologies for treatment, alternative methods of remediation and prior experience. Environmental accruals are based on estimates derived upon facts known to us at this time, which are subject to significant change as circumstances change, and as environmental contingencies become more clearly defined and reasonably estimable.

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

We are subject to various lawsuits and claims, including litigation related to environmental matters, such as those arising from leaking USTs, contamination of groundwater with methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) and releases of motor fuel into the environment, and toxic tort claims. The ultimate resolution of certain matters cannot be predicted because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. Our ultimate liabilities resulting from the lawsuits and claims we face could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to certain pending lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Business disruptions could have serious adverse consequences on our future revenue and financial condition and result in losses that may not be covered by insurance.

Our and our tenants’ operations could be subject to the impact of natural or man-made disasters or other business disruptions, which include, but are not limited to, earthquakes, hurricanes, typhoons, floods, water shortages, wildfires and fires, blizzards and other extreme weather conditions as well as power outages, telecommunications, transportation or infrastructure failure, cybersecurity incidents or physical security breaches related to such catastrophes, public health crises, such as pandemics and epidemics, and geopolitical conflicts, including acts of terrorism, war and civil disorder. We and our tenants carry insurance against certain risks and in such amounts as we believe are customary for businesses of our kind. However, as the costs and availability of insurance change, we may decide not to be covered against certain losses, including losses resulting from such natural and man-made disasters or environmental liabilities where, in the judgment of management, the insurance is not warranted due to cost or availability of coverage or the remoteness of perceived risk. Furthermore, there are certain types of losses that are generally not insured because they are either uninsurable or not economically insurable. Moreover, the cost of insurance has increased significantly, including as a result of the impact of climate change and inflation, and we may not be able to obtain sufficient coverage at a reasonable cost to protect us against losses on our properties. There is no assurance that our existing insurance coverages are or will be sufficient to cover actual losses incurred. The destruction of, or significant damage to, or significant liabilities arising out of conditions at, our properties due to an uninsured loss would result in an economic loss and could result in us losing both our investment in, and anticipated profits from, such properties. When a loss is insured, the coverage may be insufficient in amount or duration, or a lessee’s customers may be lost, such that the lessee cannot resume its business after the loss at prior levels or at all, resulting in reduced rent or a default under its lease. Any such loss relating to a large number of properties could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

A material portion of our properties are concentrated in the Northeast and Mid-Atlantic regions of the United States, and adverse conditions in those regions, in particular, could negatively impact our operations.

A significant portion of the properties we own and lease are located in the Northeast and Mid-Atlantic regions of the United States and, as of December 31, 2024, 28.5% of our annual base rent is derived from four states (New York, Massachusetts, Maryland, and Connecticut). Because of the relative concentration of our properties in those regions, in the event of adverse economic conditions in those regions, we would likely experience higher risk of default on payment of rent to us than if our properties were more geographically diversified. Additionally, the rents on our properties may be subject to a greater risk of default than other properties in the event of adverse economic, political or business developments, natural disasters or severe weather that may affect the Northeast or Mid-Atlantic regions of the United States and the ability of our lessees to make rent payments. This relative lack of geographical diversification could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Global political and economic uncertainties, including public health crises, geopolitical conflicts, and their related impact on macroeconomic conditions may adversely impact the market on which our common stock trades, our tenants’ businesses and the markets in which we operate, our operations and our results of operations.

We, and our tenants’ businesses may be disrupted by global political and economic uncertainties, including public health crises, geopolitical conflicts and inflation resulting in adverse macroeconomic conditions. The extent to which public health crises such as pandemics or epidemics impact our business, operations and financial results is uncertain, and will depend on numerous factors that we may not be able to accurately predict, including governmental, business, and individual actions taken in response to any such outbreak and the extent and duration of the adverse impact on the global economy. Such outbreaks may disrupt the supply of products or services from third-party vendors or result in shortages of raw materials necessary to operate our tenants’ businesses or prolonged closure, which may adversely impact their businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. Moreover, general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties and the financial impact of any such outbreak could negatively impact our future compliance with the financial covenants of our various borrowings, resulting in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends.

Additionally, geopolitical conflicts, such as terrorist attacks or other acts of violence or war (including the conflicts in Russia and Ukraine and the Middle East) and the related adverse impact on macroeconomic conditions as a result of such conflicts could negatively affect our business or the businesses of our tenants. Such geopolitical conflicts may also directly or indirectly impact the physical facilities, networks or the business or the financial condition of us or those of our tenants, vendors or financial institutions with which we have a relationship or conduct business. The consequences of such conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events could cause consumer confidence and spending to decrease, result in an economic recession or increase volatility of the financial markets and economy of the United States and worldwide. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

We regularly interact with counterparties in various industries. The types of counterparties most common to our transactions and agreements include, but are not limited to, landlords, tenants, vendors and lenders. We also enter into agreements to acquire and sell properties which allocate responsibility for certain costs to the counterparty. Our most significant counterparties include, but are not limited to, the members of the bank syndicate related to our credit agreements, the lenders that are the counterparties to our note purchase agreements, and our major tenants from whom we derive a significant amount of rental revenue. The default, insolvency or other inability or unwillingness of a significant counterparty to perform its obligations under an agreement, including, without limitation, as a result of the rejection of an agreement in bankruptcy proceedings, is likely to have a material adverse effect on us.

As of December 31, 2024, we leased:

•
148 properties in four separate unitary leases to subsidiaries of ARKO Corp. which represented, in the aggregate, 13% of our total revenues for the year ended December 31, 2024.
•
128 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP which represented, in the aggregate, 12% of our total revenues for the year ended December 31, 2024.
•
77 properties in three separate unitary leases and one stand-alone lease to Apro, LLC (d/b/a United Oil) which, in the aggregate, represented 9% of our total revenues for the year ended December 31, 2024.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on U.S. Generally Accepted Accounting Principles (“GAAP”), and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants, and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2024 and 2023, we incurred $4.0 million and $5.2 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations, and they require management to make estimates, judgments and assumptions about matters that are inherently uncertain.

Our accounting policies and methods are fundamental to how we record and report our financial position and results of operations. We have identified several accounting policies as being critical to the presentation of our financial position and results of operations because they require management to make particularly subjective or complex judgments about matters that are inherently uncertain and because of the likelihood that materially different amounts would be recorded under different conditions or using different assumptions. We cannot provide any assurance that we will not make subsequent significant adjustments to our consolidated financial statements. Estimates, judgments and assumptions underlying our consolidated financial statements include, but are not limited to, receivables and related reserves, deferred rent receivable, income under direct financing leases, asset retirement obligations (including environmental remediation obligations and future environmental liabilities for pre-existing unknown environmental contamination), real estate, depreciation and amortization, carrying value of our properties, impairment of long-lived assets, litigation, accrued liabilities, income taxes and allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed. If our accounting policies, methods, judgments, assumptions, estimates and allocations prove to be incorrect, or if circumstances change, our business, financial condition, revenues, operating expenses, results of operations, liquidity, ability to pay dividends or stock price may be materially adversely affected.

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

As a result of material weaknesses or significant deficiencies that may be identified in our internal control over financial reporting in the future, we may also identify certain deficiencies in some of our disclosure controls and procedures that we believe require remediation. If we or our independent registered public accounting firm discover any such weaknesses or deficiencies, we will make efforts to further improve our internal control over financial reporting controls. However, there is no assurance that we will be successful. Any failure to maintain effective controls or timely effect any necessary improvement of our internal control over financial reporting controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect the listing of our common stock on the NYSE. Ineffective internal control over financial reporting and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the per share trading price of our common stock. For additional information regarding internal controls over financial reporting, see “Report of Independent Registered Public Accounting Firm” in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

The loss of certain members of our management team or Board of Directors could adversely affect our business or the market price of our common stock.

Our future success and ability to implement our business and investment strategy depends, in part, on our ability to attract and retain key management personnel and directors, and on the continued contributions of such persons, each of whom may be difficult to replace. As of December 31, 2024, we only employ 29 employees given our status as a REIT and have a cost-effective management structure. We do not have any employment agreements with any of our executives. In the event of the loss of key management personnel or directors, or upon unexpected death, disability or retirement, we may not be able to attract, timely hire and retain key personnel with comparable skill, ability and industry expertise, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. Additionally, certain of our directors beneficially own more than 5% of the outstanding shares of our common stock. If any of these directors cease to be a director of the Company and they or their estate sell a significant portion of such holdings into the public market, it could adversely affect the market price of our common stock.

We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. Additionally, our failure to comply with applicable privacy, data security or protection or cyber security laws could adversely affect our business.

We rely on information technology networks and systems, to process, transmit and store electronic information and to manage or support a variety of our business processes, including financial transactions and maintenance of records, which may include personal identifying information of tenants and lease data. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmitting and storing confidential tenant information, such as individually identifiable information relating to financial accounts. Although we have taken steps to protect the security of the data maintained in our information systems, it is possible that our security measures will not be able to prevent the systems’ improper functioning, or the improper disclosure of personally identifiable information such as in the event of cyber attacks. Security breaches, including physical or electronic break-ins, computer viruses, attacks by hackers and similar breaches, whether of our systems or those of our vendors or other third parties who hold or have access to our information, can create system disruptions, shutdowns or unauthorized disclosure of confidential information. Any failure by us, or our vendors or other third parties who hold or have access to our information to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could materially and adversely affect us.

In the future, we, directly or through our third-party service providers, may develop or use information technology systems or software that incorporate artificial intelligence (“AI”) capabilities into our business. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect its adoption, and therefore our business. AI algorithms and training methodologies may be flawed, ineffective or inadequate. The rapid evolution of AI, particularly the anticipated government regulation of AI, could require significant resources for compliance, whether in the development, testing or maintenance of such systems or software. AI development or deployment practices by us or third-party providers could increase vulnerability to cybersecurity risks and require additional resources to implement heightened cybersecurity measures to protect the security of our data. These deficiencies and other failures of any potential AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm.

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

Our principal sources of liquidity include cash flows from operations, funds available under our Credit Facility, proceeds from the offering of new debt or equity securities, including the sale of our common stock under our ATM Program, and available cash and cash equivalents.

The credit and note purchase agreements governing our borrowings contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. These agreements also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status. Our ability to meet the terms of the agreements is dependent upon our continued ability to meet certain criteria, as further described in Note 4 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K, the performance of our tenants, and the other risks described in this section. If we are not in compliance with one or more of our covenants, which could result in an event of default under these agreements, there can be no assurance that our lenders would waive such non-compliance. This could have a material adverse effect on our business, financial condition, results of operation, liquidity, ability to pay dividends or stock price.

We have filed a registration statement with the SEC allowing us to offer, from time to time, an indefinite amount of equity and debt securities on an as-needed basis, including shares of our common stock under our ATM Program. The offering of new debt and equity securities will depend on a variety of factors to be determined by us, including among others, market conditions, prevailing interest rates, and the trading price of our common stock.

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

We are exposed to interest rate risk, primarily as a result of our borrowings under our Credit Facility. Borrowings under our Credit Facility bear interest at a variable rate and, accordingly, an increase in interest rates will increase the amount of interest we must pay under our Credit Facility. During inflationary periods, interest rates have historically increased, which would have a direct effect on the interest expense of our borrowings. Our interest rate risk may materially change in the future if we increase our borrowings under the Credit Facility, amend the credit and note purchase agreements governing our borrowings, seek other sources of debt or equity capital, or refinance our outstanding indebtedness. A significant increase in interest rates could also make it more difficult to find alternative financing on desirable terms. For additional information with respect to interest rate risk, see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in this Annual Report on Form 10-K.

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

The U.S. federal income tax treatment of the cash that we might receive from cash settlement of a forward sales agreement related to follow-on public equity offerings or our ATM Program is unclear and could jeopardize our ability to meet the REIT qualification requirements.

In the event that we elect to settle any forward sales agreement for cash and the settlement price is below the applicable forward sales price, we would be entitled to receive a cash payment from the relevant forward purchaser. Under Section 1032 of the Code, generally, no gains and losses are recognized by a corporation in dealing in its own shares, including pursuant to a “securities futures contract,” as defined in the Code by reference to the Exchange Act. Although we believe that any amount received by us in exchange for our stock would qualify for the exemption under Section 1032 of the Code, because it is not entirely clear whether a forward sales agreement qualifies as a “securities futures contract,” the U.S. federal income tax treatment of any cash settlement payment we receive is uncertain. In the event that we recognize a significant gain from the cash settlement of a forward sales agreement, we might not be able to satisfy the gross income requirements applicable to REITs under the Code. In that case, we may be able to rely upon the relief provisions under the Code in order to avoid the loss of our REIT status. Even if the relief provisions apply, we will be subject to a 100% tax on the greater of (i) the excess of 75% of our gross income (excluding gross income from prohibited transactions) over the amount of such income attributable to sources that qualify under the 75% test or (ii) the excess of 95% of our gross income (excluding gross income from prohibited transactions) over the amount of such gross income attributable to sources that qualify under the 95% test, multiplied in either case by a fraction intended to reflect our profitability. In the event that these relief provisions were not available, we could lose our REIT status under the Code.

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

We may change our dividend policy and the dividends we pay may be subject to significant change.

The decision to declare and pay dividends on our common stock in the future, as well as the timing, amount and composition of any such future dividends, will be at the sole discretion of our Board of Directors and will depend upon such factors as the Board of Directors deems relevant and the dividend paid may vary from expected amounts. Any change in our dividend policy could adversely affect our business and the market price of our common stock. In addition, the credit and note purchase agreements governing our borrowings prohibit the payments of dividends during certain events of default. No assurance can be given that our financial performance in the future will permit our payment of any dividends or that the amount of dividends we pay, if any, will not change significantly. Under the Maryland General Corporation Law (“MGCL”), our ability to pay dividends would be restricted if, after payment of the dividend, (i) we would not be able to pay indebtedness as it becomes due in the usual course of business or (ii) our total assets would be less than the sum of our liabilities plus the amount that would be needed, if we were to be dissolved, to satisfy the rights of any stockholders with liquidation preferences. There currently are no stockholders with liquidation preferences.

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

Provisions contained in a forward sales agreement related to follow-on public equity offerings or our ATM Program could result in substantial dilution to our earnings per share and return on equity or result in substantial cash payment obligations.

We have previously entered into forward sales agreements and may in the future enter into additional forward sales agreements related to follow-on public equity offerings or our ATM Program, that subject us to certain risks. If we enter into one or more forward sales agreements in connection with follow-on public equity offerings or our ATM Program, the relevant forward purchaser will have the right to accelerate its forward sales agreement (with respect to all or any portion of the transaction under such forward sales agreement that the forward purchaser determines is affected by an event described below) and require us to physically settle on a date specified by such forward purchaser if:

•
in such forward purchaser’s good faith, commercially reasonable judgment, it or its affiliate (x) is unable to hedge its exposure under such forward sales agreement because an insufficient number of shares of our common stock have been made available for borrowing by securities lenders or (y) would incur a stock loan cost in excess of a specified threshold to hedge its exposure under such forward sales agreement;
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
•
an event is announced that if consummated would result in a specified extraordinary event (including certain mergers or tender offers, as well as certain events involving our nationalization, or insolvency, or a delisting of shares of our common stock) or the occurrence of a change in law under such forward sales agreement; or
•
certain other events of default or termination events occur, including, among others, any material misrepresentation made in connection with such forward sales agreement (each as more fully described in each forward sales agreement).

A forward purchaser’s decision to exercise its right to accelerate the physical settlement of any forward sales agreement and require us to physically settle on a date specified by such forward purchaser will be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of shares of our common stock under the physical settlement provisions of the applicable forward sales agreement, irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.

We expect that settlement of any forward sales agreement will generally occur no later than the date specified in the particular forward sales agreement, which will be no earlier than three months or later than two years following the trade date of that forward sale agreement. However, any forward sales agreement may be settled earlier than that specified date in whole or in part at our option. Subject to certain conditions, we have the right to elect physical, cash or net share settlement under each forward sales agreement. We intend to physically settle each forward sales agreement by delivery of shares of our common stock. However, we may elect to cash settle or net share settle such forward sales agreement. Delivery of shares of our common stock upon physical settlement (or, if we elect net share settlement of a particular forward sales agreement, upon such settlement to the extent we are obligated to deliver shares of our common stock) will result in dilution to our earnings per share and return on equity. If we elect cash settlement or net share settlement with respect to all or a portion of the shares of common stock underlying a particular forward sales agreement, we expect the applicable forward purchaser (or an affiliate thereof) to purchase a number of shares of our common stock in secondary market transactions over an unwind period to:

•
return shares of our common stock to securities lenders in order to unwind such forward purchaser’s hedge (after taking into consideration any shares of our common stock to be delivered by us to such forward purchaser, in the case of net share settlement); and
•
if applicable, in the case of net share settlement, deliver shares of our common stock to us to the extent required in settlement of such forward sales agreement.

The purchase of shares of our common stock in connection with a forward purchaser or its affiliate unwinding such forward purchaser’s hedge positions could cause the price of shares of our common stock to increase over such time (or prevent a decrease over such time), thereby increasing the amount of cash we would owe to such forward purchaser (or decreasing the amount of cash that such forward purchaser would owe to us) upon a cash settlement of the relevant forward sales agreement or increasing the number of shares of our common stock we would deliver to such forward purchaser (or decreasing the number of shares of our common stock that such forward purchaser would deliver to us) upon net share settlement of the relevant forward sales agreement.

The forward sales price that we expect to receive upon physical settlement of a particular forward sales agreement will be subject to adjustment on a daily basis based on a floating interest rate factor equal to the overnight bank rate less a spread and will be decreased based on amounts related to expected dividends on shares of our common stock during the term of the applicable forward sales agreement. If the overnight bank rate is less than the spread for a particular forward sales agreement on any day, the interest factor will result in a daily reduction of the applicable forward sales price. If the volume-weighted average price at which a particular forward purchaser (or its affiliate) is able to purchase (or is deemed able to purchase) shares during the applicable unwind period under a particular forward sales agreement is above the relevant forward sales price, in the case of cash settlement, we would pay the relevant forward purchaser under such forward sales agreement an amount in cash equal to the difference or, in the case of net share settlement, we would deliver to such forward purchaser a number of shares of our common stock having a value equal to the difference. Thus, we could be responsible for a potentially substantial cash payment in the case of cash settlement. If the volume-weighted average price at which a particular forward purchaser (or its affiliate) is able to purchase (or is deemed able to purchase) shares during the applicable unwind period under that particular forward sales agreement is below the relevant forward sales price, in the case of cash settlement, we would be paid the difference in cash by the relevant forward purchaser under that particular forward sales agreement or, in the case of net share settlement, we would receive from such forward purchaser a number of shares of our common stock having a value equal to the difference.

In case of our bankruptcy or insolvency, any forward sales agreement related to follow-on public equity offerings or our ATM Program that is in effect will automatically terminate, and we would not receive the expected proceeds from any forward sales of shares of our common stock.

If we or a regulatory authority with jurisdiction over us institutes, or we consent to, a proceeding seeking a judgment in bankruptcy or insolvency or any other relief under any bankruptcy or insolvency law or other similar law affecting creditors’ rights, or we or a regulatory authority with jurisdiction over us presents a petition for our winding-up or liquidation, or we consent to such a petition, any forward sales agreement that is then in effect will automatically terminate. If any such forward sales agreement so terminates under these circumstances, we would not be obligated to deliver to the relevant forward purchaser any shares of common stock not previously delivered, and the relevant forward purchaser would be discharged from its obligation to pay the applicable forward sales price per share in respect of any shares of common stock not previously settled under the applicable forward sales agreement. Therefore, to the extent that there are any shares of common stock with respect to which any forward sales agreement has not been settled at the time of the commencement of any such bankruptcy or insolvency proceedings, we would not receive the relevant forward sales price per share in respect of those shares of common stock.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes the implementation of a cybersecurity incident response plan. This plan was developed with support from our Audit Committee and in consultation with key stakeholders across our organization to ensure it accurately reflects their respective roles and responsibilities. The plan has been selectively disseminated throughout our organization to ensure appropriate coverage and to foster a cohesive and informed response to cybersecurity incidents.

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

We utilize a commercially available third-party hosted cloud network environment with commercially available systems, software, tools and monitoring to provide security to protect our information and data and alert us to potential information security breaches. The third party engaged by us to oversee and host our network was engaged, in part, because of its experience with information security and data protection and products designed to manage against information and data security breaches. We conduct mandatory annual cybersecurity training for employees and have information security and data privacy policies and procedures in place applicable to our directors, officers, and employees.

We previously engaged an outside consultant to conduct a comprehensive cybersecurity assessment, the methodology for which was based on information security frameworks and guidelines such as the National Institute of Standards and Technology (NIST), Center for Information Security (CIS), and ISO27001. Management reviewed the results of the assessment with the Audit Committee and worked with consultants, auditors, and other third parties to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means.

While we have not experienced any cybersecurity incidents to date, the scope and impact of any future incidents cannot be predicted and there can be no assurance that our cybersecurity risk management program will be effective in preventing material cybersecurity incidents in the future. For additional information, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations—We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could harm our business. Additionally, our failure to comply with applicable privacy, data security or protection or cyber security laws could adversely affect our business” in this Annual Report on Form 10-K.

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

The following table summarizes the geographic distribution of our properties as of December 31, 2024. In addition, we lease approximately 11,100 square feet of office space at 292 Madison Avenue, New York, New York for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	161	20	181	18.5%
Massachusetts	99	4	103	9.2
Texas	100	—	100	8.9
Connecticut	61	4	65	5.8
Virginia	55	1	56	5.0
South Carolina	55	—	55	4.9
North Carolina	50	—	50	4.5
New Hampshire	44	—	44	3.9
New Jersey	41	2	43	3.8
Maryland	40	2	42	3.8
Michigan	41	—	41	3.6
California	35	—	35	3.1
Washington State	30	—	30	2.7
Arizona	27	—	27	2.4
Ohio	25	—	25	2.2
Colorado	23	—	23	2.1
Pennsylvania	22	—	22	2.0
Nevada	19	—	19	1.7
Florida	18	—	18	1.6
Georgia	13	—	13	1.2
Oregon	13	—	13	1.2
Arkansas	12	—	12	1.1
Kentucky	12	—	12	1.1
Missouri	11	—	11	1.0
Hawaii	10	—	10	0.9
Kansas	9	—	9	0.8
Maine	7	—	7	0.6
Louisiana	6	—	6	0.5
Minnesota	6	—	6	0.5
New Mexico	5	—	5	0.4
Alabama	4	—	4	0.4
North Dakota	4	—	4	0.4
Oklahoma	4	—	4	0.4
Tennessee	4	—	4	0.4
Illinois	3	—	3	0.3
Mississippi	3	—	3	0.3
Vermont	3	—	3	0.3
Indiana	2	—	2	0.2
Rhode Island	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
West Virginia	2	—	2	0.2
South Dakota	1	—	1	0.1
Wisconsin	1	—	1	0.1
Total	1,085	33	1,118	100.0%

The properties that we lease from third parties have a remaining lease term, including renewal and extension option terms, averaging approximately 7.9 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2025	2	6.1%	0.2%
2026	4	12.1	0.4
2027	4	12.1	0.4
2028	1	3.0	0.0
2029	2	6.1	0.2
Subtotal	13	39.4	1.2
Thereafter	20	60.6	1.8
Total	33	100.0%	3.0%

For the year ended December 31, 2024, revenues from rental properties, which includes base rental income, additional rental income, if any, and certain GAAP revenue recognition adjustments, were $198.7 million, an average of approximately $178 thousand per property given the 1,115 average rental properties held during the year. For the year ended December 31, 2023, revenues from rental properties were $180.5 million, an average of $169 thousand per property given the 1,068 average rental properties held during the year. Rental property lease expirations and annualized base rent (“ABR”) as of December 31, 2024 are as follows (dollars in thousands):

	Number of Properties (a)	ABR (b)	Percentage of Total ABR
2025	9	$1,391	0.7%
2026	22	2,986	1.5
2027	156	12,280	6.2
2028	49	8,674	4.4
2029	78	12,809	6.5
2030	48	5,663	2.9
2031	65	10,549	5.3
2032	138	18,207	9.2
2033	50	8,119	4.1
2034	90	14,593	7.4
Thereafter	409	102,569	51.8
Subtotal	1,114	$197,840	100.0%
Redevelopment	1	—	—
Vacant	3	—	—
Total	1,118	$197,840	100.0%

(a)
With respect to a unitary master lease that includes properties that we lease from third-parties, the expiration dates refer to the dates that the leases with the third-parties expire and upon which date our tenant must vacate those properties, not the expiration date of the unitary master lease itself.
(b)
Represents the monthly base rent due from tenants under existing leases as of December 31, 2024, multiplied by 12.

Item 3. Legal Proceedings

We are involved in various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2024, we had $0.1 million accrued, and as of December 31, 2023, we had no amounts accrued for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2024, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The discovery phase of the litigation has concluded, and the parties are engaged in summary judgment motion practice before the United States District Court for the Southern District of New York, following which additional pretrial motion practice is anticipated. Once all pretrial motions are concluded, the case is expected to be remanded to the Eastern District of Pennsylvania for trial. Multiple defendants in the case have settled with the plaintiff. We continue to vigorously defend the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies, the outcome of which are not yet known.

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

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e., Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative

Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which the EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to the EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and polychlorinated biphenyls at an estimated cost of $441. 0 million.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. The EPA’s March 30, 2017 letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by EPA for cash out settlements. Most of the PRPs identified by EPA, including the Company, participated in the allocation process. Occidental did not participate in the allocation proceedings, but on June 30, 2018, filed a complaint in the United States District Court for the District of New Jersey listing over 120 defendants, including us, seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On January 5, 2024, the Court entered an Order to Stay the Occidental Lawsuit pending the Court’s adjudication of a Motion to Enter the Modified Consent Decree filed by the United States on January 31, 2024, as discussed below

The allocator issued a final Allocation Recommendation Report in December 2020, which was based upon an allocation methodology approved by EPA that contains associated allocation shares for each of the parties invited to participate in the allocation, including Occidental - who the allocator concluded was responsible for more than 99% of the costs to implement the OU2 remedy. As a result of the allocation process, the EPA and 85 parties (the “Settling Parties”), including us, began settlement negotiations and reached an agreement on a cash-out settlement to resolve their alleged liability for the remediation of the entire LPRSA. The EPA concluded that the Settling Parties, individually and collectively, were responsible for only a minor share of the response costs incurred and to be incurred at or in connection with implementing the OU2 and OU4 remedies for the entire 17-mile Lower Passaic River.

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay EPA the collective sum of $150.0 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed to an escrow account agreed upon shares of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution was in line with legal reserves we had previously established. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA (the “CD Action”). On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action and subsequently filed voluminous comments objecting to the entry of the proposed CD. On January 17, 2024, the United States informed the Court that it completed reviewing public comments, including those from Occidental, and found no reasons to consider the proposed CD as inappropriate, improper, or inadequate. Nevertheless, the United States decided that certain limited changes to the CD should be made prior to moving for approval thereof. These changes involved removing three parties and a modification to the United States' reservation of rights. The remaining 82 Settling Parties, including us, concurred with these changes, leading to the United States filing a Modified Consent Decree (“Modified CD”) with the Court on the same day, January 17, 2024. On January 31, 2024, the United States filed a copy of all public comments received on the proposed CD, its Response to the public comments and a Motion to Enter the Modified CD. The Motion to Enter the Modified CD and accompanying memorandum of law states that the United States has determined that the proposed settlement is reasonable, fair and consistent with the statutory purpose of CERCLA.

On December 18, 2024, the Court issued an Order and Opinion granting the United States’ Motion to Enter the Modified CD finding the settlement procedurally sound, substantively fair and reasonable, and in furtherance of CERCLA’s goals.

On January 9, 2025, Nokia of America Corporation, an intervening party, filed a Notice of Appeal of the Order to the United States Court of Appeals for the Third Circuit. It is anticipated that Occidental will also file an appeal. The timeline for resolving all appeals to the Third Circuit remains inherently uncertain. Depending on the number of appeals and the time required for briefing and deliberation, a decision by the Court of Appeals for the Third Circuit may extend into late 2025 or beyond.

If the Modified CD remains in its currently approved form after the appeals process is exhausted, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court’s Order is overturned on appeal, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the District Court’s Order is overturned or is not ultimately approved in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and an outcome which is not yet known. We previously transferred funds to an escrow account based on our share of the settlement contemplated by the Modified CD, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have funded.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 49,482 beneficial holders of our common stock as of January 31, 2025, of which approximately 776 were holders of record.

For a discussion of potential limitations on our ability to pay future dividends see “Item 1A. Risk Factors—Risks Related to Ownership of Our Securities—We may change our dividend policy and the dividends we pay may be subject to significant change” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

None.

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
$60.00
$40.00
$20.00
$-
$100.00
$116.26
$90.53
$88.78
$147.52
$119.33
$108.99
$121.71
$118.84
$101.64
$147.64
$111.13
$109.09
$182.05
$123.10
$122.07
12/31/2019
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
Getty Realty Corp.
Standard & Poor's 500
Peer Group

	12/31/2019	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024
Getty Realty Corp.	$100.00	$88.78	$108.99	$121.71	$111.13	$122.07
Standard & Poor's 500	100.00	116.26	147.52	118.84	147.64	182.05
Peer Group	100.00	90.53	119.33	101.64	109.09	123.10

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2019, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

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

Item 6. Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. The following discussion and analysis should be read in conjunction with the “Cautionary Note Regarding Forward-Looking Statements”; the sections in Part I entitled “Item 1A. Risk Factors”; and the consolidated financial statements and related notes in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. We use certain non-GAAP measures that are more fully described below under the caption “—Supplemental Non-GAAP Measures,” which we believe are appropriate supplemental non-GAAP measures of the performance of REITs used by our management, as well as REIT analysts.

This section of this Annual Report on Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Annual Report on Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision) and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. As of December 31, 2024, our portfolio included 1,118 properties, including 1,085 properties owned by us and 33 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,118 properties are located in 42 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retail uses, including drive thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2024, we leased 1,114 of our properties to tenants under triple-net leases, including 921 properties leased under 50 separate unitary or master triple-net leases, and 193 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2024, our weighted average remaining lease term, excluding renewal options, was 10.2 years.

Substantially all of our properties are leased on triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Significant number of our tenants depend on the same industry for their revenues” in this Annual Report on Form 10-K.

Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves. For additional information regarding our environmental obligations, see Note 6 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

As of December 31, 2024, we also had one property under redevelopment and three properties were vacant.

Investment Strategy and Activity

As part of our strategy to grow and diversify our portfolio, we regularly review acquisition and financing opportunities to invest in additional convenience, automotive and other single tenant retail real estate. We primarily pursue sale leaseback transactions with existing and prospective tenants and will also provide forward commitments to acquire new-to-industry construction and acquire assets with in-place leases. Our investment activities may also include purchase money financing with respect to properties we sell, real property loans relating to our leasehold properties, and construction loans or other financing for the development of new-to-industry properties. Our investment strategy seeks to generate current income and benefit from long-term appreciation in the underlying value of our real estate. To achieve that goal, we seek to invest in well-located, freestanding properties that support automobility and provide convenience and service to consumers in major markets across the country. A key element of our investment strategy is to invest in properties that will enhance our property type, tenant and geographic diversification.

During the year ended December 31, 2024, we invested approximately $209.0 million in convenience and automotive retail properties, including the acquisition of 31 express tunnel car washes, 19 automotive service centers, 17 convenience stores, and four drive-thru quick service restaurants.

During the year ended December 31, 2023, we invested approximately $325.0 million in convenience and automotive retail properties, including the acquisition of 26 express tunnel car washes, 12 convenience stores, 13 auto service centers, and three drive-thru quick service restaurants.

For additional information regarding our property acquisitions, see Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

During the year ended December 31, 2024, rent commenced on one completed redevelopment that was placed back into service in our net lease portfolio. During the year ended December 31, 2023, rent commenced on three completed redevelopments and increased rent commenced on two revenue-enhancing capital expenditure projects for expanded convenience stores. Since the inception of our redevelopment program in 2015, we have completed 32 redevelopment and revenue-enhancing capital expenditure projects.

For the year ended December 31, 2024, we incurred $1.1 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $1.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheets. For the year ended December 31, 2023, we incurred $0.2 million (net of write-offs) of construction-in-progress costs related to our redevelopment activities and transferred $0.4 million of construction-in-progress to buildings and improvements on our consolidated balance sheets.

As of December 31, 2024, we had one property under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2024	2023	2022
Net earnings	$71,064	$60,151	$90,043
Depreciation and amortization of real estate assets	54,984	45,296	39,902
Gains on dispositions of real estate	(6,038)	(4,625)	(16,423)
Impairments	3,966	5,243	3,545
Funds from operations (FFO)	123,976	106,065	117,067
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(7,129)	(4,033)	(3,458)
Amortization of above and below market leases, net	(427)	(1,057)	(1,184)
Amortization of investments in direct financing leases	5,580	6,004	5,392
Amortization of lease incentives	284	1,098	1,198
Total revenue recognition adjustments	(1,692)	2,012	1,948
Environmental Adjustments
Accretion expense	407	585	1,259
Changes in environmental estimates	(933)	(302)	(23,837)
Environmental litigation accruals	125	—	279
Insurance reimbursements	(95)	(138)	(85)
Legal settlements and judgments	(41)	—	—
Total environmental adjustments	(537)	145	(22,384)
Other Adjustments
Stock-based compensation expense	5,934	5,582	4,775
Amortization of debt issuance costs	2,253	1,211	946
(Recovery) allowance for credit loss on notes and mortgages receivable and direct financing leases	(177)	(189)	50
Loss on extinguishment of debt	—	43	—
Retirement and severance costs	1,036	939	85
Total other adjustments	9,046	7,586	5,856
Adjusted funds from operations (AFFO)	$130,793	$115,808	$102,487

Basic per share amounts:
Net earnings	$1.26	$1.16	$1.88
FFO (a)	2.22	2.07	2.45
AFFO (a)	2.35	2.26	2.14
Diluted per share amounts:
Net earnings	$1.25	$1.15	$1.88
FFO (a)	2.21	2.06	2.44
AFFO (a)	2.34	2.25	2.14
Weighted average common shares outstanding:
Basic	54,305	50,020	46,730
Diluted	54,552	50,216	46,838

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Year ended December 31,
	2024	2023	2022
FFO	$3,208	$2,624	$2,734
AFFO	3,384	2,865	2,394

Results of Operations

Year ended December 31, 2024, compared to year ended December 31, 2023

The following table presents select data and comparative results from our consolidated statements of operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023 (in thousands):

	Year ended December 31,
	2024	2023	$ Change
Revenues:
Revenues from rental properties	$198,669	$180,488	$18,181
Interest on notes and mortgages receivable	4,722	5,358	(636)

Operating expenses:
Property costs	14,859	23,789	(8,930)
Impairments	3,966	5,243	(1,277)
Environmental	585	1,261	(676)
General and administrative	25,265	23,735	1,530
Depreciation and amortization	54,984	45,296	9,688

Other items:
Gains on dispositions of real estate	6,038	4,625	1,413
Interest expense	39,272	31,527	7,745

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the year ended December 31, 2024, as compared to the year ended December 31, 2023 (in thousands):

	Year ended December 31,
	2024	2023	$ Change
Rental income	$186,124	$162,978	$23,146
Revenue recognition adjustments	1,692	(2,012)	3,704
Tenant reimbursement income	10,853	19,522	(8,669)
Total revenues from rental properties	198,669	180,488	18,181

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the years ended December 31, 2024 and 2023, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same period.

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

Tenant reimbursements consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements. The decrease in tenant reimbursement income was driven by a decrease in reimbursable real estate taxes due from our tenants.

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was primarily due to a net decrease in the average notes and mortgages receivable outstanding during the year ended December 31, 2024 as compared to the year ended December 31, 2023.

Property Costs

The following table presents the results for property costs for the year ended December 31, 2024, as compared to the year ended December 31, 2023 (in thousands):

	Year ended December 31,
	2024	2023	$ Change
Property operating expenses	$14,217	$23,112	$(8,895)
Leasing and redevelopment expenses	642	677	(35)
Total property costs	14,859	23,789	(8,930)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any. The decrease in property costs was primarily due to a decrease in reimbursable real estate taxes and lower rent expense.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2024 and 2023 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The decrease in environmental expenses for the year ended December 31, 2024 was primarily due to a decrease in net environmental remediation costs and estimates.

Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to a $1.3 million increase in employee-related expenses, including $0.1 million of non-recurring retirement and severance costs and a $0.3 million increase in stock-based compensation, and a $0.2 million increase in legal and other professional fees.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expense was primarily due to additional depreciation and amortization from properties acquired during the years ended December 31, 2024 and 2023, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations, and dispositions of real estate during the same period.

Gains on Disposition of Real Estate

The gains on dispositions of real estate were primarily the result of the sale of 31 and nine properties during the years ended December 31, 2024 and 2023, respectively.

Interest Expense

The increase in interest expense was due to higher average borrowings for the year ended December 31, 2024, as compared to the year ended December 31, 2023.

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

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Credit Facility, proceeds from unfunded Senior Unsecured Notes, proceeds from the settlement of shares of common stock subject to forward sales agreements related to follow-on public equity offerings or our ATM Program, and available cash and cash equivalents.

As of December 31, 2024, we had $217.5 million of availability under our Credit Facility, $125.0 million of unfunded Senior Unsecured Notes, 5.4 million shares of common stock subject to forward sales agreements which are anticipated to generate approximately $164.8 million of gross proceeds upon settlement, and available cash and cash equivalents of $9.5 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the years ended December 31, 2024 and 2023 are summarized as follows (in thousands):

	Year ended December 31,
	2024	2023	$ Change
Net cash flow provided by operating activities	$130,504	$105,298	$25,206
Net cash flow used in investing activities	(200,469)	(310,705)	110,236
Net cash flow provided by financing activities	78,296	199,444	(121,148)

Operating Activities

The change in net cash flow provided by operating activities for the years ended December 31, 2024 and 2023 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities as presented on our consolidated statements of cash flows.

Investing Activities

The change in net cash flow used in investing activities for the year ended December 31, 2024, was primarily due to a decrease of $96.2 million in issuance of notes and mortgages receivable, an increase of $62.5 million in collection of notes and mortgages receivable, a decrease of $42.0 million in property acquisitions and a $6.9 million decrease in deposits for property acquisitions.

Financing Activities

The change in net cash flow provided by financing activities for the year ended December 31, 2024, was primarily due to a decrease in proceeds from the issuance of common stock of $195.6 million and an increase in dividends paid of $13.2 million, an increase in net debt borrowings of $82.5 million, a decrease of $2.8 million of debt issuance costs and an increase of $2.6 million of security deposits received.

Credit Facility

In October 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Credit Facility.

The Credit Facility matures on October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the greater of (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Credit Facility.

For additional information regarding our Credit Facility, see Note 16 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Term Loan

In October 2023, we entered into a term loan credit agreement (the “Term Loan Agreement”) that provides for a senior unsecured term loan (the “Term Loan”) in an aggregate principal amount of $150.0 million. The Term Loan matures on October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

Borrowings under the Term Loan bear interest at a rate equal to the greater of (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness to total asset value ratio as of December 31, 2024.

For additional information regarding our Term Loan, see Note 16 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Senior Unsecured Notes

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we will issue $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and will use the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of December 31, 2024 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.765% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we will issue $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of December 31, 2024 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of December 31, 2024 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of December 31, 2024 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In June 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, Series Q Notes, Series R Notes, Series S Notes and Series T Notes are collectively referred to as the "Senior Unsecured Notes".

Debt Maturities

The amounts outstanding under our Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2024	2023
Credit Facility	October 2025	5.71%	$82,500	$10,000
Term Loan	October 2025	6.13%	150,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			907,500	760,000
Unamortized debt issuance costs, net (a)			(3,158)	(5,266)
Total debt, net			$904,342	$754,734

(a)
Unamortized debt issuance costs related to the Credit Facility were $0.6 million and $1.4 million as of December 31, 2024 and 2023, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements in full within 12 months via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $121.2 million.

In February 2023, we completed a follow-on public offering of 3.5 million shares of common stock in connection with forward sales agreements. During the year ended December 31, 2023, we settled all 3.5 million shares and realized net proceeds of $112.1 million.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to forward sales agreements. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

The use of forward sales agreements allow us to lock in a share price on the sale of shares at the time the forward sales agreements become effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sales agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sales agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

We also evaluated whether the forward sales agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the forward sales agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies are based on observable markets or indices besides those related to the market for our own stock price and operations, and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We also consider the potential dilution resulting from the forward sales agreements on our earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sales agreements during the period of time prior to settlement.

ATM Direct Issuances

During the years ended December 31, 2024 and 2023, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

The following table summarizes activity under our ATM Program in connection with forwards sales agreements for the years ended December 31, 2024 and 2023 ($ in thousands):

	2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	—	217,561	—	$7,205	$—
Three Months Ended December 31, 2023	—	831,489	—	23,753	—
Three Months Ended June 30, 2024	406,727	—	406,727	—	11,382
Three Months Ended December 31, 2024	992,696	—	992,696	—	32,277
Total	1,399,423	1,049,050	1,399,423	$30,958	$43,659

	2023
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended September 30, 2022	—	714,136	—	$21,897	$—
Three Months Ended December 31, 2022	—	3,007,230	—	92,206	—
Three Months Ended June 30, 2023	217,561	—	217,561	—	7,609
Three Months Ended December 31, 2023	831,489	—	831,489	—	24,561
Total	1,049,050	3,721,366	1,049,050	$114,103	$32,170

We expect to settle outstanding forward sales agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

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

Regular quarterly dividends paid to our stockholders aggregated $100.2 million, $87.0 million and $78.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2024, were comprised of borrowings under the Credit Facility, the Term Loan, our Senior Unsecured Notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures, and our funding commitments for capital improvements at certain properties.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed as described below.
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

Environmental Remediation Obligations

We provide for the estimated fair value of future environmental remediation obligations when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. See “Environmental Matters” below for additional information. Environmental liabilities net of related recoveries are measured based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Environmental liabilities are estimated net of recoveries of environmental costs from state underground storage tanks ("UST") remediation funds, with respect to past and future spending based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that our counterparty may not have the financial resources to pay its share of the costs. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenants or other counterparties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

Litigation

Legal fees related to litigation are expensed as legal services are performed. We provide for litigation accruals, including certain litigation related to environmental matters (see “Environmental Matters—Environmental Litigation” below for additional information), when it is probable that a liability has been incurred and a reasonable estimate of the liability can be made. If the estimate of the liability can only be identified as a range, and no amount within the range is a better estimate than any other amount, the minimum of the range is accrued for the liability.

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

Allocation of the Purchase Price of Properties Acquired

Upon acquisition of real estate and leasehold interests, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, , intangible market lease assets and liabilities, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the purchase price to the applicable assets and liabilities. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates, discount rates, EBITDA to rent coverage ratios and land comparables.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2024, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties. There were no additional removals of unknown reserve liabilities for the year ended December 31, 2024.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.8 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2024.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.4 million, $0.6 million and $1.3 million of net accretion expense was recorded for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2024, 2023 and 2022, we recorded credits to environmental expenses aggregating $0.9 million, $0.3 million and $23.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2024 and 2023, we increased the carrying values of certain of our properties by $2.7 million and $5.0 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations, or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, were $2.8 million, $3.0 million, and $3.7 million, respectively. Capitalized asset retirement costs were $33.2 million (consisting of $25.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of December 31, 2024, and $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023. We recorded impairment charges aggregating $2.4 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively, for capitalized asset retirement costs.

For additional information regarding risks related to our potential environmental exposure, see “Item 1A. Risk Factors —Risks Related to Our Business and Operations—We incur significant operating costs and, from time to time, may have significant liability accruals as a result of environmental laws and regulations, which costs and accruals could significantly increase, and reduce our profitability or have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price” in this Annual Report on Form 10-K.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2024 we had $0.1 million accrued, and as of December 31, 2023, we had no amounts accrued, for certain of these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River and MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate risk, primarily as a result of borrowings under our (A) Credit Facility, which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period, and (B) Term loan, which bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at weighted average of 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness to total asset value ratio as of December 31, 2024.

Based on our outstanding borrowings under the Credit Facility of $82.5 million as of December 31, 2024, an increase in market interest rates of 1.0% for 2025 would decrease our 2025 net income and cash flows by approximately $0.8 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

6Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2024	2023
ASSETS:
Real Estate:
Land	$943,800	$867,884
Buildings and improvements	1,028,799	847,339
Lease intangible assets	171,129	142,345
Investment in direct financing leases, net	43,416	59,964
Construction in progress	96	426
Real estate held for use	2,187,240	1,917,958
Less accumulated depreciation and amortization	(350,626)	(307,623)
Real estate held for use, net	1,836,614	1,610,335
Real estate held for sale, net	243	2,429
Real estate, net	1,836,857	1,612,764
Notes and mortgages receivable	29,454	112,008
Cash and cash equivalents	9,484	3,307
Restricted cash	4,133	1,979
Deferred rent receivable	61,553	54,424
Accounts receivable	2,509	5,012
Right-of-use assets - operating	12,368	14,571
Right-of-use assets - finance	107	174
Prepaid expenses and other assets	17,215	18,066
Total assets	$1,973,680	$1,822,305
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$82,500	$10,000
Term Loan, net	148,951	72,692
Senior Unsecured Notes, net	673,511	673,406
Environmental remediation obligations	20,942	22,369
Dividends payable	26,541	24,850
Lease liability - operating	13,612	16,051
Lease liability - finance	330	595
Accounts payable and accrued liabilities	45,210	46,790
Total liabilities	1,011,597	866,753
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,027,144 and 53,952,539 shares issued and outstanding, respectively	550	540
Accumulated other comprehensive income (loss)	(1,864)	(4,021)
Additional paid-in capital	1,088,390	1,053,129
Dividends paid in excess of earnings	(124,993)	(94,096)
Total stockholders’ equity	962,083	955,552
Total liabilities and stockholders’ equity	$1,973,680	$1,822,305

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2024	2023	2022
Revenues:
Revenues from rental properties	$198,669	$180,488	$163,889
Interest on notes and mortgages receivable	4,722	5,358	1,699
Total revenues	203,391	185,846	165,588
Operating expenses:
Property costs	14,859	23,789	21,553
Impairments	3,966	5,243	3,545
Environmental	585	1,261	(20,902)
General and administrative	25,265	23,735	20,621
Depreciation and amortization	54,984	45,296	39,902
Total operating expenses	99,659	99,324	64,719

Gains on dispositions of real estate	6,038	4,625	16,423

Operating income	109,770	91,147	117,292

Other income, net	566	574	413
Interest expense	(39,272)	(31,527)	(27,662)
Loss on extinguishment of debt	—	(43)	—
Net earnings	$71,064	$60,151	$90,043

Basic earnings per common share:
Net Earnings	$1.26	$1.16	$1.88

Diluted earnings per common share:
Net Earnings	$1.25	$1.15	$1.88

Weighted average common shares outstanding:
Basic	54,305	50,020	46,730
Diluted	54,552	50,216	46,838

Net earnings	71,064	60,151	90,043

Other comprehensive loss:
Unrealized gain (loss) on cash flow hedges	2,688	(3,938)	—
Cash flow hedge income reclassified to interest expense	(531)	(83)	—
Total other comprehensive income (loss)	2,157	(4,021)	—

Comprehensive income	$73,221	$56,130	$90,043

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2024	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$71,064	$60,151	$90,043
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	54,984	45,296	39,902
Impairment charges	3,966	5,243	3,545
Gains on dispositions of real estate	(6,038)	(4,625)	(16,423)
Loss on extinguishment of debt	—	43	—
Deferred rent receivable	(7,129)	(4,033)	(3,458)
(Recovery) allowance for credit loss on notes and mortgages receivable and direct financing leases	(177)	(189)	50
Amortization of intangible market lease assets and liabilities	(143)	41	14
Amortization of investment in direct financing leases	5,580	6,004	5,392
Amortization of debt issuance costs	2,253	1,211	946
Accretion expense	407	585	1,259
Stock-based compensation expense	5,934	5,582	4,775
Changes in assets and liabilities:
Accounts receivable	2,503	(1,098)	(784)
Prepaid expenses and other assets	1,493	(2,285)	(1,965)
Environmental remediation obligations	(4,756)	(6,157)	(28,088)
Accounts payable and accrued liabilities	563	(471)	(2,122)
Net cash flow provided by operating activities	130,504	105,298	93,086
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(290,070)	(248,072)	(137,275)
Capital expenditures	(878)	(309)	—
Addition to construction in progress	(1,090)	(349)	(56)
Proceeds from dispositions of real estate	12,986	11,201	24,204
Deposits for property acquisitions	(3,023)	3,930	(8,265)
Issuance of notes and mortgages receivable	(23,137)	(119,268)	(19,312)
Collection of notes and mortgages receivable	104,743	42,162	1,648
Net cash flow used in investing activities	(200,469)	(310,705)	(139,056)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	236,000	230,500	90,000
Repayments of Credit Facility	(163,500)	(290,500)	(80,000)
Proceeds from Senior Unsecured Notes	—	125,000	100,000
Proceeds from Term Loan	75,000	75,000	—
Repayments of Senior Unsecured Notes	—	(75,043)	—
Payments of finance lease liability	(265)	(297)	(487)
Payments of cash dividends	(100,209)	(86,964)	(78,264)
Payments of debt issuance costs	(145)	(2,932)	(611)
Security deposits received (refunded)	2,138	(547)	823
Payments in settlement of restricted stock units	(1,282)	(1,004)	(496)
Proceeds from issuance of common stock, net - equity offering	(399)	112,128	—
Proceeds from issuance of common stock, net - ATM Program	30,958	114,103	(207)
Net cash flow provided by financing activities	78,296	199,444	30,758
Change in cash, cash equivalents and restricted cash	8,331	(5,963)	(15,212)
Cash, cash equivalents and restricted cash at beginning of year	5,286	11,249	26,461
Cash, cash equivalents and restricted cash at end of year	$13,617	$5,286	$11,249

	Year ended December 31,
	2024	2023	2022
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$38,161	$29,379	$26,526
Income taxes	352	677	557
Environmental remediation obligations	3,823	5,856	4,252
Non-cash transactions
Dividends declared but not yet paid	$26,541	$24,850	$20,576
Issuance of notes and mortgages receivable related to property dispositions	—	—	1,050

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, intangible market lease assets and liabilities, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other things, capitalization rates, market rental rates, discount rates, EBITDA to rent coverage ratios, and land comparables.

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). The accounting standard became effective for us and was adopted on January 1, 2020. For additional information regarding our senior secured notes, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

During the year ended December 31, 2024, one of our direct financing leases was modified. Upon modification, we reassessed the lease classification and determined that the lease meets the definition of an operating lease under ASC 842. Accordingly, we reclassified the amounts recorded as investment in direct financing leases immediately prior to the modification of $11.2 million to building and improvements on our consolidated balance sheets.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists, in part, of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In accordance with ASU 2016-13, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of December 31, 2024 and 2023, the allowance for credit losses on notes and mortgages receivable was $0.3 million and $0.2 million, respectively.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to purchase via sale-leaseback transactions at the end of the construction period. We have the option to purchase the properties at the end of such period. During the year ended December 31, 2024, we funded $10.6 million and, as of December 31, 2024, had outstanding $9.3 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although our policy is to consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire real estate assets under construction from the tenant and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. During the year ended December 31, 2024, we funded $12.5 million of such investments and, as of December 31, 2024, had a total of $14.2 million of such investments outstanding and recorded in notes and mortgages receivable.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. As of December 31, 2024 and 2023, restricted cash of $4.1 million and $2.0 million, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

We determine the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). To determine the proper amount of revenue to be recognized , we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2024, 2023 and 2022.

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

We recorded impairment charges aggregating $4.0 million, $5.2 million, and $3.5 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence and resulted in $1.6 million of impairments charges recognized during the year ended December 31, 2024. During the year ended December 31, 2024, the remaining impairments of $2.4 million were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2024, 2023 and 2022, impairment charges aggregating $0.8 million, $2.3 million and $1.1 million, respectively, were related to properties that were previously disposed of by us.

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

Environmental Remediation Obligations

We record the fair value of a liability for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tanks (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations.

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

Income Taxes

We file a federal income tax return on which are consolidated our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns filed for the years ended

December 31, 2021, 2022 and 2023, and tax returns which will be filed for the year ended December 31, 2024, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 is intended to improve reportable segment disclosure by requiring disclosure of incremental segment information on an annual and interim basis such as, annual and interim disclosure of significant segment expenses that are regularly provided to the chief operating decision maker, interim disclosure of a reportable segment’s profit or loss and assets and require that a public entity that has a single reportable segment provide all the disclosures required by ASU 2023-07 and all existing segment disclosures in Topic 280. The amendments in ASU 2023-07 do not change how a public entity identifies its operating segments, aggregates those operating segments, or applies the quantitative thresholds to determine its reportable segments. The amendments in ASU 2023-07 are effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The disclosures are applied retrospectively to all periods presented and early adoption was permitted. We have one reportable segment and we adopted ASU 2023-07 for the year ended December 31, 2024. The adoption of ASU 2023-07 did not have a material impact on our consolidated financial statements and related disclosures.

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

NOTE 2. — LEASES

As Lessor

As of December 31, 2024, we owned 1,085 properties and leased 33 properties from third-party landlords. These 1,118 properties are located in 42 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties for the years ended December 31, 2024, 2023 and 2022, were $198.7 million, $180.5 million, and $163.9 million, respectively. Base rental income included in revenues from rental properties was $186.1 million, $163.0 million, and $149.1 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of intangible market lease assets and liabilities, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties resulted in an increase in revenue of $1.7 million for the year ended

December 31, 2024 and reductions in revenue of $2.0 million and $1.9 million for the years ended December 31, 2023, and 2022, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $10.9 million, $19.5 million, and $16.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

Direct Financing Leases

The components of the investment in direct financing leases as of December 31, 2024 and 2023 are as follows (in thousands):

	2024	2023
Lease payments receivable	$53,897	$71,834
Unguaranteed residual value	7,568	13,928
Unearned Income	(17,494)	(24,995)
Allowance for credit losses	(555)	(803)
Total	$43,416	$59,964

In accordance with ASU 2016-13, during the years ended December 31, 2024, 2023 and 2022, we recorded allowances (reductions) for credit losses of ($42 thousand), ($92 thousand) and $69 thousand, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income on our consolidated statements of operations. As of December 31, 2024 and 2023, we had recorded an allowance for credit losses of $0.6 million and $0.8 million, respectively, on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing our internal underwriting and credit analysis. Substantially all of our tenants are required to provide us with specified unit-level financial information and/or with corporate-level financial information. At both December 31, 2024 and 2023 no material balances of our investment in direct financing leases were past due.

During the year ended December 31, 2024, one of our direct financing leases was modified. Upon modification, we reassessed the lease classification and determined the lease meets the definition of an operating lease under ASC 842. Accordingly, we reclassified the amounts recorded as investment in direct financing leases immediately prior to the modification to building and improvements.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2024, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2025	$189,597	$9,654
2026	191,267	9,868
2027	185,978	10,089
2028	177,463	9,799
2029	174,635	8,425
Thereafter	1,270,847	6,062
Total	$2,189,787	$53,897

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

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2024
Assets
Right-of-use assets - operating	$12,368
Right-of-use assets - finance	107
Total lease assets	$12,475
Liabilities
Lease liability - operating	$13,612
Lease liability - finance	330
Total lease liabilities	$13,942

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	7.1
Finance leases	3.2
Weighted-average discount rate:
Operating leases (a)	4.70%
Finance leases	14.00%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2024
Operating lease cost	$2,930
Finance lease cost
Amortization of leased assets	265
Interest on lease liabilities	77
Short-term lease cost	—
Total lease cost	$3,272

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$3,248
Operating cash flows for finance leases	77
Financing cash flows for finance leases	265

As of December 31, 2024, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2025	$2,804	$179
2026	2,661	147
2027	2,241	37
2028	2,110	—
2029	1,851	—
Thereafter	4,577	—
Total lease payments	16,244	363
Less: amount representing interest	(2,632)	(33)
Present value of lease payments	$13,612	$330

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately 7.9 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2025 – $3.1 million, 2026 – $2.9 million, 2027 – $2.3 million, 2028 – $1.9 million, 2029 – $1.6 million and $3.2 million thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $2.3 million, $2.4 million and $2.9 million for the years ended December 31, 2024, 2023 and 2022, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2024, 2023 and 2022, was $5.3 million, $5.8 million and $6.4 million, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2024 and 2023, we had three significant tenants by revenue:

	2024		2023
	Number of properties	% of Total Revenues	Number of properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	13%	150	15%
Global Partners LP (NYSE: GLP)	128	12%	150	14%
Apro, LLC (d/b/a United Oil)	77	9%	77	10%

During the year ended December 31, 2024, we amended one of our unitary leases with Global Partners LP ("Global"). Pursuant to the amendment, the term of the lease was extended by seven years to August 31, 2034, contractual base rent due under the lease increased by $0.3 million to $9.2 million, and the number of properties subject to the lease was decreased by 23 properties. The 23 properties removed from the lease were sold to Global for $4.4 million. All other material terms of the lease remained substantially unchanged.

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or released these properties. As of December 31, 2024, 292 of the properties we own or lease were previously leased to Marketing, of which 268 properties are subject to long-term triple-net leases with petroleum distributors in 11 separate property portfolios and 23 properties are leased as single unit triple-net leases (one additional property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of December 31, 2024, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 6.9 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of December 31, 2024, we have a remaining commitment to fund up to $4.5 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue on our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities. Accordingly, through December 31, 2024, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.5 million (net of accumulated amortization of $2.5 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2024, we had $0.1 million accrued, and as of December 31, 2023, we had no amounts accrued, for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for these matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River.

In 2004, the United States Environmental Protection Agency (“EPA”) issued General Notice Letters (“GNL”) to over 100 entities, including us, alleging that they are potentially responsible parties (“PRPs”) with respect to a 17-mile stretch of the Passaic River from Dundee Dam to the Newark Bay and its tributaries (the Lower Passaic River Study Area or “LPRSA”). The LPRSA is part of the Diamond Alkali Superfund Site (“Superfund Site”) that includes the former Diamond Shamrock Corporation manufacturing facility located at 80-120 Lister Ave. in Newark, New Jersey (the “Diamond Shamrock Facility”), the LPRSA, and the Newark Bay Study Area (i.e, Newark Bay and portions of surrounding rivers and channels). One of the GNL recipients is Occidental Chemical Corporation (“Occidental”), the predecessor to the former owner/operator of the Diamond Shamrock Facility responsible for the discharge of 2,3,8,8-TCDD (“dioxin”) and other hazardous substances. In May 2007, over 70 GNL recipients, including us, entered into an Administrative Settlement Agreement and Order on Consent (“AOC”) with the EPA to perform a Remedial Investigation and Feasibility Study (“RI/FS”) for the LPRSA to address investigation and evaluation of alternative remedial actions with respect to alleged damages to the entire 17-mile LPRSA, which the EPA has designated Operable Unit 4 or “OU4”. Many of the parties to the AOC, including us, are also members of a Cooperating Parties Group (“CPG”). In 2015, the CPG submitted a draft RI/FS to the EPA setting forth various alternatives for remediating the LPRSA. In October 2018, the EPA issued a letter directing the CPG to prepare a streamlined feasibility study for just the upper 9-miles of the LPRSA. On December 4, 2020, the CPG submitted a Final Draft Interim Remedy Feasibility Study (“IR/FS”) to the EPA which identified various targeted dredge and cap alternatives for the upper 9-miles of the LPRSA. On September 28, 2021, the EPA issued a Record of Decision (“ROD”) for the upper 9-mile IR/FS (“Upper 9-mile IR ROD”) consisting of dredging and capping to control sediment sources of dioxin and polychlorinated biphenyls at an estimated cost of $441.0 million.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. The EPA’s March 30, 2017 letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, the EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by the EPA for cash out settlements. Most of the PRPs identified by the EPA, including the Company, participated in the allocation process. Occidental did not participate in the allocation proceedings, but on June 30, 2018, filed a complaint in the United States District Court for the District of New Jersey listing over 120 defendants, including us, seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On January 5, 2024, the Court entered an Order to Stay the Occidental Lawsuit pending the Court’s adjudication of a Motion to Enter the Modified Consent Decree filed by the United States on January 31, 2024, as discussed below.

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

In December 2022, the EPA and the Settling Parties finalized their agreement in a proposed consent decree (“CD”), pursuant to which and without admitting liability, the Settling Parties agree to pay the EPA the collective sum of $150.0 million in exchange for contribution protection from claims by non-settling PRPs (including Occidental) for the matters addressed in the CD and the issuance of a notice of completion by the EPA of both the 2007 RI/FS AOC and the 10.9 AOC, upon completion of certain defined tasks in the CD. All 85 Settling Parties contributed to an escrow account agreed upon shares of the settlement amount, which are subject to a confidentiality agreement. Our settlement contribution was in line with legal reserves we had previously established. On December 16, 2022, the United States filed an action in the New Jersey District Court against the Settling Defendants which included lodging of the proposed CD to resolve claims against the Settling Parties for costs associated with cleaning up the LPRSA (the “CD Action”). On December 22, 2022, the EPA published a notice of lodging of the proposed CD in the Federal Register, opening a 45-day public comment period, which was subsequently extended to 90-days. On December 23, 2022, Occidental filed a motion to intervene in the CD Action and subsequently filed voluminous comments objecting to the entry of the proposed CD. On January 17, 2024, the United States informed the Court that it completed reviewing public comments, including those from Occidental, and found no reasons to consider the proposed CD as inappropriate, improper, or inadequate. Nevertheless, the United States decided that certain limited changes to the CD should be made prior to moving for approval thereof. These changes involved removing three parties and a modification to the United States' reservation of rights. The remaining 82 Settling Parties, including us, concurred with these changes, leading to the United States filing a Modified Consent Decree (“Modified CD”) with the Court on the same day, January 17, 2024. On January 31, 2024, the United States filed a copy of all public comments received on the proposed CD, its Response to the public comments and a Motion to Enter the Modified CD. The Motion to Enter the Modified CD and accompanying memorandum of law states that the United States has determined that the proposed settlement is reasonable, fair and consistent with the statutory purpose of CERCLA.

On December 18, 2024, the Court issued an Order and Opinion granting the United States’ Motion to Enter the Modified CD finding the settlement procedurally sound, substantively fair and reasonable, and in furtherance of CERCLA’s goals.

On January 9, 2025, Nokia of America Corporation, an intervening party, filed a Notice of Appeal of the Order to the United States Court of Appeals for the Third Circuit. It is anticipated that Occidental will also file an appeal. The timeline for resolving all appeals to the Third Circuit remains inherently uncertain. Depending on the number of appeals and the time required for briefing and deliberation, a decision by the Court of Appeals for the Third Circuit may extend into late 2025 or beyond.

If the Modified CD remains in its currently approved form after the appeals process is exhausted, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court’s Order is overturned on appeal, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the District Court’s Order is overturned or is not ultimately approved in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and an outcome which is not yet known. We previously transferred funds to an escrow account based on our share of the settlement contemplated by the Modified CD, however it is possible that circumstances may change and losses related to the Lower Passaic River proceedings could exceed the amounts we have funded.

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

The discovery phase of the litigation has concluded, and the parties are engaged in summary judgment motion practice before the United States District Court for the Southern District of New York, following which additional pretrial motion practice is anticipated. Once all pretrial motions are concluded, the case is expected to be remanded to the Eastern District of Pennsylvania for trial. Multiple defendants in the case have settled with plaintiff. We continue to vigorously defend the claims made against us. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies, the outcome of which are not yet known.

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

NOTE 4. — DEBT

The amounts outstanding under our Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2024	2023
Credit Facility	October 2025	5.71%	$82,500	$10,000
Term Loan	October 2025	6.13%	150,000	75,000
Series C Notes	February 2025	4.75%	50,000	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H Notes	September 2029	3.52%	125,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N Notes	February 2032	3.45%	100,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			907,500	760,000
Unamortized debt issuance costs, net (a)			(3,158)	(5,266)
Total debt, net			$904,342	$754,734

(a)
Unamortized debt issuance costs related to the Credit Facility were $0.6 million and $1.4 million, respectively, as of December 31, 2024 and 2023, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Credit Facility

In October 2021, we entered into a second amended and restated credit agreement (as amended, the “Second Restated Credit Agreement”). The Second Restated Credit Agreement provides for an unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $300.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Credit Facility.

The Credit Facility matures on October 27, 2025, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to the greater of (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Credit Facility.

For additional information regarding our Credit Facility, see Note 16 – Subsequent Events in this Annual Report on Form 10-K.

Term Loan

In October 2023, we entered into a term loan credit agreement (the "Term Loan Agreement") that provides for a senior unsecured term loan (the "Term Loan") in an aggregate principal amount of $150.0 million. The Term Loan matures on October 17, 2025, subject to one twelve-month extension exercisable at our option. Our exercise of the extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

The Term Loan is comprised of (i) an initial principal amount of $75.0 million that was funded in a single draw at closing and used to repay amounts outstanding under our Credit Facility, and (ii) an additional principal amount of $75.0 million that was funded in a single draw in April, 2024.

Borrowings under the Term Loan bear interest at a rate equal to the greater of (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. In connection with the Term Loan, we entered into interest rate swaps for a notional amount of $150.0 million to fix SOFR at weighted average of 4.73% until maturity. Including the impact of the swaps, the effective interest rate on the Term Loan is 6.13% based on our consolidated total indebtedness to total asset value ratio as of December 31, 2024. As of December 31, 2024, $150.0 million was outstanding under our Term Loan.

For additional information regarding our Term Loan, see Note 16 – Subsequent Events in this Annual Report on Form 10-K.

Senior Unsecured Notes

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we will issue $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and will use the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of December 31, 2024 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.765% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we will issue $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of December 31, 2024 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which it issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of December 31, 2024 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which it issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of December 31, 2024 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

On June 21, 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which it issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series C Notes, Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, Series Q Notes, Series R Notes, Series S Notes and Series T Notes are collectively referred to as the "Senior Unsecured Notes".

Covenants

The Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Senior Unsecured Notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, and could result in the acceleration of our indebtedness outstanding under the Credit Facility, Term Loan and Senior Unsecured Notes. We may be prohibited from drawing funds under the Credit Facility if there is any event or condition that constitutes an event of default under the Second Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Second Restated Credit Agreement.

As of December 31, 2024, we are in compliance with all of the material terms of the Second Restated Credit Agreement, Term Loan Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

On January 23, 2025, the Second Restated Credit Agreement was amended and restated in its entirety by the third amended and restated credit agreement (as amended, the “Third Restated Credit Agreement”). For additional information regarding the Third Restated Credit Agreement, see Note 16 – Subsequent Events in this Annual Report on Form 10-K.

Debt Maturities

As of December 31, 2024, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Revolving Credit Facility	Term Loan	Senior Unsecured Notes	Total
2025 (a) (b)	$82,500	$150,000	$50,000	$282,500
2026	—	—	—	—
2027	—	—	—	—
2028	—	—	100,000	100,000
2029	—	—	125,000	125,000
Thereafter	—	—	400,000	400,000
Total	$82,500	$150,000	$675,000	$907,500

(a)
The Credit Facility matures in October 2025. Subject to the terms of the Second Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six month periods to October 2026. On January 23, 2025, the Second Restated Credit Agreement was amended and restated in its entirety by the Third Restated Credit Agreement. For additional information regarding the Third Restated Credit Agreement, see Note 16 – Subsequent Events in this Annual Report on Form 10-K.
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

In October 2023, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $75.0 million of outstanding variable-rate borrowings over a maximum period ending October 2026. Also, in October 2023, we entered into forward-starting interest rate swap agreements to hedge against changes in interest rates from the trade date through the projected issuance date of $75.0 million of additional variable-rate borrowings, and to hedge against changes in future cash flows resulting from changes in interest rates on the additional $75.0 million of variable-rate borrowings over a maximum period ending October 2026. During the next twelve months, we estimate that $0.9 million will be reclassified from accumulated other comprehensive income as an increase in interest expense on our consolidated statements of operations.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of December 31, 2024 and 2023 (in thousands):

						Fair Value of Liability
						December 31,
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	2024	2023
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/19/2026	$(1,024)	$(2,083)
Swap	4.66%	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/19/2026	(840)	(1,937)

The following table presents amounts recorded to accumulated other comprehensive loss related to derivative and hedging activities for the periods presented (in thousands):

	Year ended December 31,
	2024	2023	2022
Accumulated other comprehensive loss	$(1,864)	$(4,021)	$—

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of December 31, 2024, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.8 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2024.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2023, we had accrued a total of $22.4 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.9 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $12.5 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.4 million, $0.6 million and $1.3 million of net accretion expense was recorded for the years ended December 31, 2024, 2023 and 2022, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2024, 2023 and 2022, we recorded credits to environmental expenses aggregating $0.9 million, $0.3 million and $23.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals. For the years ended December 31, 2024, 2023 and 2022, changes in environmental estimates aggregating $0.1 million, $0.1 million and $2.0 million, respectively, were related to properties that were previously disposed of by us.

During the years ended December 31, 2024 and 2023, we increased the carrying values of certain of our properties by $2.7 million and $5.0 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022, were $2.8 million, $3.0 million and $3.7 million, respectively. Capitalized asset retirement costs were $33.2 million (consisting of $25.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of December 31, 2024, and $34.3 million (consisting of $25.8 million of known environmental liabilities and $8.5 million of reserves for future environmental liabilities) as of December 31, 2023. We recorded impairment charges aggregating $2.4 million and $3.6 million for the years ended December 31, 2024 and 2023, respectively, for capitalized asset retirement costs.

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
NOTE 7. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2024, 2023 and 2022, of $0.4 million, $0.7 million and $0.6 million, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs on our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2024, 2023 and 2022, were:

	2024	2023	2022
Ordinary income	68%	73%	77%
Capital gain distributions	—	—	3%
Non-taxable distributions	32%	27%	20%
	100%	100%	100%

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns filed for the years ended December 31, 2021, 2022 and 2023, and tax returns which will be filed for the year ended December 31, 2024, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2024 or 2023. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2024, 2023 and 2022, is as follows (in thousands):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
Balance, December 31, 2021	46,716	$467	$—	$818,209	$(73,568)	$745,108
Net earnings	—	—	—	—	90,043	90,043
Dividends declared — $1.66 per share	—	—	—	—	(79,432)	(79,432)
Shares issued pursuant to ATM Program, net	—	—	—	(207)	—	(207)
Shares issued pursuant to dividend reinvestment	2	—	—	59	—	59
Stock-based compensation and settlements	17	—	—	4,279	—	4,279
Balance, December 31, 2022	46,735	$467	—	$822,340	$(62,957)	$759,850
Net earnings					60,151	60,151
Accumulated other comprehensive loss	—	—	(4,021)	—	—	(4,021)
Dividends declared — $1.74 per share	—	—	—	—	(91,290)	(91,290)
Shares issued pursuant to equity offering, net	3,450	35	—	112,093	—	112,128
Shares issued pursuant to ATM Program, net	3,721	37	—	114,066	—	114,103
Shares issued pursuant to dividend reinvestment	2	—	—	53	—	53
Stock-based compensation and settlements	45	1	—	4,577	—	4,578
Balance, December 31, 2023	53,953	$540	(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings					71,064	71,064
Accumulated other comprehensive income	—	—	2,157	—	—	2,157
Dividends declared — $1.82 per share	—	—	—	—	(101,961)	(101,961)
Shares issued pursuant to equity offering, net	—	—	—	(400)	—	(400)
Shares issued pursuant to ATM Program, net	1,049	10	—	30,948	—	30,958
Shares issued pursuant to dividend reinvestment	2	—	—	61	—	61
Stock-based compensation and settlements	23	—	—	4,652	—	4,652
Balance, December 31, 2024	55,027	$550	$(1,864)	$1,088,390	$(124,993)	$962,083

In March 2024, March 2023, and March 2022, our Board of Directors granted 271,250, 253,075 and 238,850 restricted stock units (“RSU” or “RSUs”), respectively, under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements in full within 12 months via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $121.2 million.

In February 2023, we completed a follow-on public offering of 3.5 million shares of common stock in connection with forward sales agreements. During the year ended December 31, 2023, we settled all 3.5 million shares and realized net proceeds of $112.1 million.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to forward sales agreements. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent.

The use of forward sales agreements allow us to lock in a share price on the sale of shares at the time the forward sales agreements become effective, but defer receiving the proceeds from the sale of shares until a later date. To account for the forward sales agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sales agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

We also evaluated whether the forward sales agreements meet the derivatives and hedging guidance scope exception to be accounted for as equity instruments. We concluded that the forward sales agreements are classifiable as equity contracts based on the following assessments: (i) none of the agreements’ exercise contingencies that are based on observable markets or indices besides those related to the market for our own stock price and operations, and (ii) none of the settlement provisions precluded the agreements from being indexed to our own stock.

We also consider the potential dilution resulting from the forward sales agreements on our earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sales agreements during the period of time prior to settlement.

ATM Direct Issuances

During the years ended December 31, 2024 and 2023, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

The following table summarizes activity under our ATM Program in connection with forwards sales agreements for the years ended December 31, 2024 and 2023 ($ in thousands):

	2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	—	217,561	—	$7,205	$—
Three Months Ended December 31, 2023	—	831,489	—	23,753	—
Three Months Ended June 30, 2024	406,727	—	406,727	—	11,382
Three Months Ended December 31, 2024	992,696	—	992,696	—	32,277
Total	1,399,423	1,049,050	1,399,423	$30,958	$43,659

	2023
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended September 30, 2022	—	714,136	—	$21,897	$—
Three Months Ended December 31, 2022	—	3,007,230	—	92,206	—
Three Months Ended June 30, 2023	217,561	—	217,561	—	7,609
Three Months Ended December 31, 2023	831,489	—	831,489	—	24,561
Total	1,049,050	3,721,366	1,049,050	$114,103	$32,170

We expect to settle outstanding forward sales agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

Dividends

For the year ended December 31, 2024, we paid regular quarterly dividends of $100.3 million, or $1.80 per share. For the year ended December 31, 2023, we paid regular quarterly dividends of $87.0 million, or $1.72 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2024 and 2023, we issued 2,139 and 1,627 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $61 thousand and $53 thousand, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $5.9 million, $5.6 million, and $4.8 million for the years ended December 31, 2024, 2023, and 2022, respectively, and is included in general and administrative expense on our consolidated statements of operations.

NOTE 9. — EMPLOYEE BENEFIT PLANS

The Getty Realty Corp. 2004 Omnibus Incentive Compensation Plan (the “2004 Plan”) provided for the grant of restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalents, stock payments and stock awards to all employees and members of the Board of Directors. In April 2021, the Third Amended and Restated 2004 Omnibus Incentive Compensation Plan (the “Third Restated Plan”) was approved at our annual meeting of stockholders, in order to, among other things: (i) increase grant awards to a total of 4,000,000 shares; (ii) remove the limit on the maximum number of shares that may be subject to awards made in a calendar year to all participants; (iii) include a minimum restriction period of one year for all awards (subject to certain exceptions); (iv) extend the term until February 22, 2031. RSUs awarded under the Third Restated Plan vest on a cumulative basis ratably over a five-year period with the first 20% vesting occurring on the first anniversary of the date of the grant. It is our policy to account for forfeitures as they occur.

We awarded to employees and directors 271,250, 253,075 and 238,850 RSUs and dividend equivalents in 2024, 2023 and 2022, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with us or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after the grant date (or the tenth anniversary of the first vesting date for RSUs granted in 2016-2018) or termination of employment with us. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2024, 2023 and 2022, dividend equivalents aggregating approximately $2.7 million, $2.2 million and $1.9 million, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount (in thousands)	Average Per RSU
RSUs outstanding as of December 31, 2021	921,400
Granted	238,850	$6,540	$27.38
Settled	(35,830)	997	27.81
Cancelled	(7,170)	203	28.27
RSUs outstanding as of December 31, 2022	1,117,250
Granted	253,075	$8,605	$34.00
Settled	(100,000)	3,405	34.05
Cancelled	(1,600)	45	28.19
RSUs outstanding as of December 31, 2023	1,268,725
Granted	271,250	$7,202	$26.55
Settled	(96,000)	2,767	28.82
Cancelled	(1,650)	46	27.95
RSUs outstanding as of December 31, 2024	1,442,325

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2024, 2023 and 2022, was $5.9 million, $5.6 million and $4.7 million, respectively, and is included in general and administrative expense on our consolidated statements of operations. As of December 31, 2024, there was $15.0 million of unrecognized compensation cost related to RSUs granted under the 2004 Plan and Third Restated Plan, which cost is expected to be recognized over a weighted average period of approximately three years. The aggregate intrinsic value of the 1,442,325 outstanding RSUs and the 927,748 vested RSUs as of December 31, 2024, was $43.5 million and $28.0 million, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value (in thousands)
RSUs vested as of December 31, 2021	456,190
Vested	134,196	$4,543
Settled	(35,830)	997
RSUs vested as of December 31, 2022	554,556
Vested	340,118	$9,938
Settled	(100,000)	3,405
RSUs vested as of December 31, 2023	794,674
Vested	229,074	$6,902
Settled	(96,000)	2,767
RSUs vested as of December 31, 2024	927,748

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $0.4 million for each of the years ended December 31, 2024, 2023 and 2022. These amounts are included in general and administrative expense on our consolidated statements of operations. There were no distributions from the Supplemental Plan for the year ended December 31, 2024, 2023 or 2022.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
	2024	2023	2022
Net earnings	$71,064	$60,151	$90,043
Less dividend equivalents attributable to RSUs outstanding	(2,625)	(2,208)	(2,103)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$68,439	$57,943	$87,940
Weighted average common shares outstanding:
Basic	54,305	50,020	46,730
Incremental shares from stock-based compensation	75	72	106
Incremental shares from the equity offering forward agreements	146	—	—
Incremental shares from ATM Program forward agreements	26	124	2
Diluted	54,552	50,216	46,838
Basic earnings per common share	$1.26	$1.16	$1.88
Diluted earnings per common share	1.25	1.15	1.88

NOTE 11. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2024 and 2023, the carrying values of borrowings under the Credit Facility and the Term Loan approximated fair value. As of December 31, 2024 and 2023, the fair values of borrowings under our Senior Unsecured Notes were $601.6 million and $590.9 million, respectively. The fair values of borrowings outstanding as of December 31, 2024 and 2023, were determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2024 and 2023, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these instruments on our consolidated balance sheets as of December 31, 2024 and 2023 was a credit balance of $1.9 million and $4.0 million, respectively.

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

The following summarizes as of December 31, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,853	$—	$—	$1,853
Liabilities:
Deferred compensation	$—	$1,853	$—	$1,853

The following summarizes as of December 31, 2023, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,504	$—	$—	$1,504
Liabilities:
Deferred compensation	$—	$1,504	$—	$1,504

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of December 31, 2024 and 2023, of $2.0 million and 0.6 million, respectively, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates. For information regarding the valuation techniques and unobservable inputs used when assessing impairments of real estate assets, see Note 1 - Summary of Significant Accounting Policies.

NOTE 12. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of December 31, 2024 and 2023, there were two and 14 properties, respectively, that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of December 31, 2024 and 2023 (in thousands):

	Year ended December 31,
	2024	2023
Land	$133	$2,235
Buildings and improvements	164	3,520
	297	5,755
Accumulated depreciation and amortization	(54)	(3,326)
Real estate held for sale, net	$243	$2,429

During the year ended December 31, 2024, we sold 31 properties in multiple transactions which resulted in an aggregate gain of $5.9 million included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from a property condemnation resulting in a gain of $0.1 million included in gain on dispositions of real estate on our consolidated statements of operations.

During the year ended December 31, 2023, we sold nine properties in multiple transactions which resulted in an aggregate gain of $4.3 million included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $10 thousand included in gain on dispositions of real estate on our consolidated statements of operations. In addition, during the year ended December 31, 2023, we realized a gain of $0.3 million related to the termination of one of our leases at a property where we were both the lessee and lessor. As such, we have derecognized the assets and liabilities associated with this lease. There were no payments received upon the termination of the lease.

NOTE 13. — PROPERTY ACQUISITIONS

2024

During the year ended December 31, 2024, we acquired 71 properties with an aggregate purchase price of $290.1 million and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes (a)	31	$146,292	$34,077	$96,213	$16,074	$434	$(506)
Auto service centers	19	45,086	12,666	21,082	5,447	5,891	—
Convenience stores	17	87,888	31,469	48,099	9,350	—	(1,030)
Drive-thru QSRs	4	10,804	3,008	6,574	1,222	—	—
Total	71	$290,070	$81,220	$171,968	$32,093	$6,325	$(1,536)

(a)
Includes 11 properties that were acquired during the year ended December 31, 2023 while under construction and accounted for as finance receivables as they did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction periods were recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments were recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction periods during the year ended December 31, 2024, we recognized the purchase of the assets, removed the finance receivables from our consolidated balance sheets, and began to record rental income from the operating leases. These acquisitions also included provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

2023

During the year ended December 31, 2023, we acquired 54 properties for an aggregate purchase price of $248.1 million and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes (a)	26	$137,827	$37,198	$87,113	$14,540	$637	$(1,661)
Convenience stores (b)	12	74,244	25,283	42,437	6,524	—	—
Auto service centers	13	29,908	6,277	12,498	3,242	8,311	(420)
Drive-thru QSRs	3	6,093	2,625	2,737	582	149	—
Total	54	$248,072	$71,383	$144,785	$24,888	$9,097	$(2,081)

(a)
Includes one property that was acquired during the year ended December 31, 2023 while under construction and accounted for as a finance receivable as it did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction period was recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from this investment was recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period during the year ended December 31, 2023, we recognized the purchase of the asset, removed the finance receivable from our consolidated balance sheets, and began to record rental income from the operating lease. These acquisitions also included a provision that requires us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.
(b)
Purchase price and land allocation include $0.9 million related to the acquisition of a land parcel adjacent to an existing site which was subsequently combined with the existing site into a single property upon redevelopment of the existing site.

NOTE 14. — ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consisted of the following as of the dates presented (in thousands):

	December 31, 2024			December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets:
In-place leases	$148,145	$38,711	$109,434	$120,109	$34,125	$85,984
Intangible market lease assets	22,984	3,907	19,077	22,236	7,905	14,331
Total lease intangible assets	$171,129	$42,618	$128,511	$142,345	$42,030	$100,315

Intangible market lease liabilities (a)	$33,468	$14,538	$18,930	$46,330	$26,929	$19,401

(a)
Acquired intangible market lease liabilities are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Intangible market lease assets and liabilities are amortized and recorded as either an increase (in the case of intangible market lease liabilities) or a decrease (in the case of intangible market lease assets) to revenues from rental properties over the remaining term of the associated lease in place at the time of purchase. Amortization of acquired leases resulted in a net increase to revenues from rental properties of $0.4 million, $1.1 million, and $1.2 million for the years ended December 31, 2024, 2023, and 2022, respectively.

In-place leases are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $8.6 million, $7.0 million, and $5.7 million for the years ended December 31, 2024, 2023, and 2022, respectively.

The amortization of acquired intangible assets and liabilities during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2025	$1,591	$1,894	$8,693
2026	1,591	1,806	9,339
2027	1,591	1,739	9,234
2028	1,591	1,722	8,977
2029	1,591	1,722	8,726
Thereafter	11,122	10,047	64,465
	$19,077	$18,930	$109,434

NOTE 15. — SEGMENT REPORTING

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators, and other automotive-related and retail tenants. Our Chief Operating Decision Maker ("CODM"), which is our Chief Executive Officer, does not distinguish or group operations based on geography, size, type or other basis when assessing the financial performance of our properties. Our operating properties have similar economic characteristics and provide similar products and services to consumers. Accordingly, we manage and evaluate our operations as a single reportable segment based on our consolidated financial statements for financial reporting and disclosure purposes.

The CODM is responsible for overseeing our operations and making key strategic decisions, including the allocation of resources, evaluating financial performance, and determining the overall direction of our Company. The CODM receives consolidated financial and operational data to assess performance and make these decisions. Our measure of segment profit or loss is net earnings. The CODM also reviews significant expenses associated with the Company’s single reportable segment which are presented in the Consolidated Statements of Operations.

The CODM reviews net earnings and the relevant components thereof that are directly reflected on our Consolidated Statements of Operations. The CODM is also regularly provided the reportable segment level asset information, real estate held for use, which is directly reflected on the Consolidated Balance Sheets. Refer to the descriptions below for further details:

•
Net earnings: this metric represents the total profit after accounting for all revenues, expenses and other costs. It reflects our overall financial performance and profitability. Net earnings used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Net earnings are reported in the Consolidated Statement of Operations and Comprehensive Income.
•
Revenue from Rental Properties: a component of net earnings, this balance represents the total income derived from long-term, triple-net leases with tenants. It is the primary source of revenue for us and reflects the effectiveness of our real estate portfolio in generating rental income. Revenue from rental properties is reported in the Revenue section of the Consolidated Statement of Operations and Comprehensive Income.
•
Total Operating Expenses: a component of net earnings, operating expenses include all costs related to the maintenance and management of the properties, including property costs and general and administrative expenses. These expenses are critical to maintaining the portfolio’s long-term profitability and are disclosed under the Operating Expenses section of the Consolidated Statement of Operations and Comprehensive Income.
•
Real Estate Held For Use: this total represents the value of properties that we actively use to generate rental income. It is a core asset-based metric and a key driver of our long-term growth. Managing real estate held for use is essential for value appreciation and strategic portfolio management, which enables us to make informed decisions regarding acquisitions, divestitures, and overall asset allocation to support sustainable growth and are disclosed under the Real Estate section of the Consolidated Balance Sheets.

NOTE 16. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2024, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from December 31, 2024, through the date the financial statements were issued.

On January 23, 2025, we entered into the Third Restated Credit Agreement, which amends and restates in its entirety the Second Restated Credit Agreement.

The Third Restated Credit Agreement increases the Credit Facility to an aggregate principal amount of $450.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions

The Third Restated Credit Agreement also extends the maturity of the Credit Facility to January 23, 2029, subject to two six-month extensions (for a total of 12 months) exercisable at our option. The exercise of an extension option is subject to the absence of any default under the Third Restated Credit Agreement and our compliance with certain conditions, including the payment of extension fees to the Lenders under the Credit Facility and that no default or event of default shall have occurred and be continuing under the terms of the Credit Facility.

All other material terms and conditions of the Third Restated Credit Agreement are consistent with the Second Restated Credit Agreement.

As part of the transaction, we used borrowings under the Credit Facility to repay, in full, the Term Loan. The $150.0 million of borrowings used to repay the Term Loan will remain drawn on the Credit Facility and continue to be subject to interest rate swaps that fixed SOFR at 4.73% until the earlier of October 2026 or the amount is repaid.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), of Getty Realty Corp. and its subsidiaries (the “Company”) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 13 to the consolidated financial statements, during the year ended December 31, 2024, the Company acquired fee simple interests in 71 properties which were accounted for as asset acquisitions for an aggregate purchase price of $290,070,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, discount rates, EBITDA-to-rent coverage ratios, and land comparables, as applicable.

The principal considerations for our determination that performing procedures relating to the purchase price allocation for asset acquisitions is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements for purchase price allocations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the audit evidence for the relevant significant assumptions relating to the tangible and intangible assets, such as the capitalization rates, market rental rates, discount rates, EBITDA-to-rent coverage ratios, and land comparables, as applicable, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to purchase price accounting, including controls over the development of significant inputs and assumptions used in the estimated fair values of tangible and intangible assets. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in testing the process used by management to develop fair value estimates of acquired tangible and intangible assets, which involved evaluating the appropriateness of the valuation methods used and the reasonableness of the significant assumptions related to capitalization rates, market rental rates, discount rates, EBITDA-to-rent coverage ratios, and land comparables, as applicable. Evaluating the reasonableness of the significant assumptions included considering whether these assumptions were consistent with external market data, comparable transactions, and evidence obtained in other areas of the audit. Testing the process used by management involved testing the completeness and accuracy of data provided by management.

Environmental Remediation Obligations

As described in Notes 1 and 6 to the consolidated financial statements, as of December 31, 2024, management has accrued a total of $20,942,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property. Management measures their environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and discounted to present value.

The principal considerations for our determination that performing procedures relating to environmental remediation obligations is a critical audit matter are (i) the significant judgment by management when developing the fair value measurements for the environmental remediation obligations, which in turn led to a high degree of auditor judgment and subjectivity in performing procedures related to these fair value measurements, (ii) significant auditor judgment was necessary to evaluate the significant assumption and audit evidence relating to the expected future cash flows, and (iii) the audit effort included the involvement of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the valuation of the environmental remediation obligation, including controls over the development of the significant inputs and assumptions related to estimated remediation costs. These procedures also included, among others, testing the process used by management to develop fair value estimates of environmental remediation obligations, which involved evaluating the appropriateness of the methods and testing the completeness and accuracy of the data provided by management. Evaluating the reasonableness of the estimated remediation costs assumptions included considering whether the assumptions were consistent with external market data and evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the reasonableness of the significant assumptions related to estimated remediation costs.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 13, 2025

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2024, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information with respect to our executive officers is incorporated herein by reference to information under the heading “Executive Officers” in the Proxy Statement. Information with respect to compliance with Section 16(a) of the Exchange Act is incorporated herein by reference to information under the heading “Security Ownership of Certain Beneficial Owners And Management of Shares” in the Proxy Statement. Information with respect to directors, the Audit Committee and the Audit Committee financial expert, and procedures by which stockholders may recommend nominees to the Board of Directors in response to this item is incorporated herein by reference to information under the headings “Election of Directors” and “ Committees” in the Proxy Statement.

Information with respect to our Code of Ethics is incorporated herein by reference to information under the headings “Corporate Responsibility” and “Corporate Governance and Related Matters” in the Proxy Statement.

We have insider trading policies and procedures that govern the purchase, sale and other dispositions of our securities by our directors, officers and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations, and any applicable listing standards.

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

There were no such relationships or transactions to report for the year ended December 31, 2024.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

Information in response to this Item is included in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

(a) (2) Financial Statement Schedules

The following Financial Statement Schedules are included beginning on page 81 of this Annual Report on Form 10-K.

Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2024
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2024

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 101 in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.s

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2024

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2024	2023	2022
Investment in real estate:
Balance at beginning of year	$1,721,404	$1,514,750	$1,410,051
Acquisitions and capital expenditures	269,063	221,737	128,349
Impairments	(4,809)	(5,328)	(3,852)
Sales and condemnations	(12,348)	(9,153)	(12,992)
Lease expirations/settlements	(314)	(602)	(6,806)
Balance at end of year	$1,972,996	$1,721,404	$1,514,750

Accumulated depreciation and amortization:
Balance at beginning of year	$268,919	$233,865	$210,615
Depreciation and amortization	45,979	37,875	33,700
Impairments	(889)	(85)	(307)
Sales and condemnations	(5,400)	(2,260)	(4,161)
Lease expirations/settlements	(550)	(476)	(5,982)
Balance at end of year	$308,059	$268,919	$233,865

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Gunterville, AL	$1,621	$-	$597	$1,024	$1,621	$66	2023
Mobile, AL	4,226	-	1,996	2,230	4,226	154	2023
Phenix City, AL	1,670	-	942	728	1,670	242	2019
Troy, AL	2,594	-	676	1,918	2,594	321	2021
Fayetteville, AR	2,266	-	1,637	629	2,266	210	2018
Fayetteville, AR	2,867	-	1,971	896	2,867	298	2018
Hope, AR	1,472	-	999	473	1,472	159	2018
Hot Springs, AR	3,872	-	1,683	2,189	3,872	58	2024
Jacksonville, AR	1,526	-	730	796	1,526	134	2021
Jonesboro, AR	2,985	-	330	2,655	2,985	1,909	2007
Lake Charles, AR	1,069	-	620	449	1,069	159	2018
Lake Charles, AR	1,468	-	1,002	466	1,468	155	2018
Little Rock, AR	978	-	535	443	978	168	2018
Little Rock, AR	2,763	-	497	2,266	2,763	661	2019
Marion, AR	1,990	-	1,406	584	1,990	105	2021
Pine Bluff, AR	2,985	-	2,166	819	2,985	267	2018
Rogers, AR	928	-	534	394	928	149	2018
Sulphur, AR	777	-	375	402	777	160	2018
Texarkana, AR	1,592	-	1,058	534	1,592	188	2018
Buckeye, AZ	3,928	-	2,334	1,594	3,928	637	2017
Buckeye, AZ	6,257	-	2,483	3,774	6,257	262	2023
Chandler, AZ	1,837	-	1,260	577	1,837	276	2017
Gilbert, AZ	1,448	-	983	465	1,448	218	2017
Gilbert, AZ	1,602	-	796	806	1,602	372	2017
Gilbert, AZ	3,112	-	1,593	1,519	3,112	651	2017
Gilbert, AZ	3,205	-	1,840	1,365	3,205	585	2017
Glendale, AZ	1,722	-	1,178	544	1,722	247	2017
Goodyear, AZ	6,930	-	1,296	5,634	6,930	351	2023
Maricopa, AZ	5,506	-	1,290	4,216	5,506	266	2023
Mesa, AZ	1,503	-	839	664	1,503	300	2017
Mesa, AZ	2,185	-	1,612	573	2,185	262	2017
Mesa, AZ	3,169	-	2,005	1,164	3,169	481	2017
Peoria, AZ	1,331	-	992	339	1,331	167	2017
Phoenix, AZ	1,943	-	1,311	632	1,943	228	2018
Phoenix, AZ	2,176	-	1,531	645	2,176	291	2017
Phoenix, AZ	2,415	-	433	1,982	2,415	672	2017
Queen Creek, AZ	2,868	-	1,255	1,613	2,868	705	2017
San Tan Valley, AZ	4,021	-	2,548	1,473	4,021	653	2017
Sierra Vista, AZ	1,765	-	269	1,496	1,765	548	2017
Sierra Vista, AZ	4,440	-	1,849	2,591	4,440	999	2017
Surprise, AZ	5,111	-	1,240	3,871	5,111	268	2023
Tucson, AZ	1,261	-	664	597	1,261	267	2017
Tucson, AZ	1,301	-	557	744	1,301	330	2017
Tucson, AZ	1,303	-	590	713	1,303	322	2017
Tucson, AZ	2,085	-	1,487	598	2,085	287	2017
Tucson, AZ	3,652	-	2,924	728	3,652	326	2017
Alhambra, CA	6,590	-	6,077	513	6,590	173	2019
Bellflower, CA	1,370	-	911	459	1,370	357	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Benicia, CA	$2,223	$-	$1,057	$1,166	$2,223	$920	2007
Cotati, CA	6,071	-	4,007	2,064	6,071	1,089	2015
Elsinore, CA	2,541	-	2,541	-	2,541	-	2023
Fillmore, CA	1,354	-	950	404	1,354	314	2007
Grass Valley, CA	1,485	-	853	632	1,485	343	2015
Harbor City, CA	4,442	-	3,597	845	4,442	318	2019
Hemet, CA	1,940	-	1,940	-	1,940	-	2023
Hemet, CA	1,942	-	1,942	-	1,942	-	2023
Hercules, CA	6,900	-	6,018	882	6,900	174	2021
Hesperia, CA	1,643	-	849	794	1,643	601	2007
Hesperia, CA	2,055	-	492	1,563	2,055	1,002	2015
Indio, CA	1,250	-	302	948	1,250	538	2015
Indio, CA	2,727	-	1,486	1,241	2,727	738	2015
La Puente, CA	7,615	-	6,405	1,210	7,615	755	2015
Lakeside, CA	3,716	-	2,696	1,020	3,716	604	2015
Lakewood, CA	2,613	-	1,805	808	2,613	265	2019
Los Angeles, CA	6,613	-	5,007	1,606	6,613	992	2015
Oakland, CA	5,434	-	4,123	1,311	5,434	798	2015
Ontario, CA	6,614	-	4,524	2,090	6,614	1,291	2015
Phelan, CA	4,611	-	3,276	1,335	4,611	843	2015
Pomona, CA	2,347	(1,759)	505	83	588	21	2019
Pomona, CA	1,497	-	674	823	1,497	264	2019
Riverside, CA	2,130	-	1,619	511	2,130	375	2015
Sacramento, CA	3,194	-	2,208	986	3,194	621	2015
Sacramento, CA	4,247	-	2,604	1,643	4,247	916	2015
Sacramento, CA	5,942	-	4,233	1,709	5,942	1,018	2015
San Dimas, CA	1,941	-	749	1,192	1,941	879	2007
San Jose, CA	5,412	-	4,219	1,193	5,412	794	2015
San Leandro, CA	5,978	-	5,078	900	5,978	588	2015
Shingle Springs, CA	4,751	-	3,489	1,262	4,751	776	2015
Stockton, CA	1,188	-	628	560	1,188	353	2015
Stockton, CA	3,001	-	1,460	1,541	3,001	875	2015
Torrance, CA	5,386	-	4,017	1,369	5,386	399	2019
Aurora, CO	2,874	-	2,284	590	2,874	270	2017
Boulder, CO	3,900	-	2,875	1,025	3,900	573	2015
Broomfield, CO	1,785	-	1,388	397	1,785	200	2017
Broomfield, CO	2,379	-	1,495	884	2,379	366	2017
Castle Rock, CO	5,269	(128)	3,141	2,000	5,141	1,193	2015
Colorado Springs, CO	1,382	-	756	626	1,382	272	2017
Colorado Springs, CO	3,274	-	2,865	409	3,274	200	2017
Denver, CO	2,157	-	1,579	578	2,157	277	2017
Englewood, CO	2,495	-	2,207	288	2,495	160	2017
Golden, CO	4,641	-	3,247	1,394	4,641	808	2015
Golden, CO	6,151	-	4,201	1,950	6,151	1,190	2015
Greenwood Village, CO	4,076	-	2,888	1,188	4,076	658	2015
Highlands Ranch, CO	4,357	-	2,922	1,435	4,357	850	2015
Lakewood, CO	2,350	-	1,542	808	2,350	455	2015
Littleton, CO	4,139	-	2,272	1,867	4,139	1,104	2015
Lone Tree, CO	6,613	-	5,126	1,487	6,613	919	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Longmont, CO	$3,620	$-	$2,316	$1,304	$3,620	$807	2015
Louisville, CO	6,605	-	5,228	1,377	6,605	836	2015
Monument, CO	3,828	(14)	2,784	1,030	3,814	515	2017
Morrison, CO	5,081	-	3,018	2,063	5,081	1,263	2015
Superior, CO	3,748	-	2,477	1,271	3,748	751	2015
Thornton, CO	5,003	-	2,722	2,281	5,003	1,351	2015
Westminster, CO	1,457	-	752	705	1,457	407	2015
Bridgeport, CT	313	298	204	407	611	407	1985
Bridgeport, CT	350	330	228	452	680	452	1985
Bridgeport, CT	377	391	246	522	768	522	1985
Bristol, CT	1,594	-	1,036	558	1,594	450	2004
Darien, CT	667	274	434	507	941	507	1985
Durham, CT	994	-	-	994	994	994	2004
East Haven, CT	4,411	-	1,315	3,096	4,411	289	2023
Ellington, CT	1,295	-	842	453	1,295	366	2004
Hartford, CT	665	-	432	233	665	188	2004
Meriden, CT	1,532	-	989	543	1,532	440	2004
Milford, CT	3,387	-	2,217	1,170	3,387	162	2022
Milford, CT	5,301	-	2,192	3,109	5,301	175	2023
New Haven, CT	538	210	351	397	748	385	1985
New Haven, CT	1,413	(161)	569	683	1,252	553	1985
Newington, CT	954	-	620	334	954	269	2004
Norwalk, CT	-	693	402	291	693	229	1988
Old Greenwich, CT	-	1,219	620	599	1,219	520	1969
Plymouth, CT	931	-	605	326	931	263	2004
Shelton, CT	3,679	-	1,645	2,034	3,679	305	2021
South Windham, CT	644	1,398	598	1,444	2,042	1,010	2004
Stamford, CT	603	103	393	313	706	305	1985
Stamford, CT	507	468	330	645	975	640	1985
Suffield, CT	237	603	201	639	840	577	2004
Waterbury, CT	804	-	516	288	804	234	2004
Watertown, CT	925	-	567	358	925	299	2004
West Haven, CT	1,215	-	790	425	1,215	343	2004
West Haven, CT	3,099	-	2,246	853	3,099	119	2022
Westport, CT	603	12	392	223	615	223	1985
Willimantic, CT	717	-	466	251	717	202	2004
Wilton, CT	519	201	338	382	720	379	1985
Windsor Locks, CT	1,030	-	669	361	1,030	291	2004
Windsor Locks, CT	1,433	1,400	1,054	1,779	2,833	1,574	2004
Washington, DC	848	-	418	430	848	238	2013
Washington, DC	940	-	663	277	940	172	2013
Atlantic Beach, FL	4,856	-	1,301	3,555	4,856	204	2023
Callahan, FL	2,894	-	2,056	838	2,894	389	2017
Crestview, FL	920	-	645	275	920	15	2024
Defuniak Springs, FL	6,522	-	2,846	3,676	6,522	283	2023
Jacksonville, FL	4,623	-	1,438	3,185	4,623	198	2023
Largo, FL	2,064	-	1,143	921	2,064	275	2019
Longwood, FL	1,033	-	219	814	1,033	34	2024

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Orlando, FL	$868	$33	$401	$500	$901	$500	2000
Pensacola, FL	5,777	-	1,375	4,402	5,777	356	2023
Pensacola, FL	6,890	-	2,496	4,394	6,890	232	2024
S Navarre, FL	6,168	-	1,649	4,519	6,168	364	2023
Tallahassee, FL	1,474	-	653	821	1,474	21	2024
Tallahassee, FL	1,802	-	984	818	1,802	22	2024
W Bradenton, FL	1,547	-	382	1,165	1,547	54	2023
Wauchula, FL	891	-	161	730	891	22	2024
Winter Park, FL	4,539	-	1,917	2,622	4,539	38	2024
Yulee, FL	1,962	-	569	1,393	1,962	563	2017
Augusta, GA	1,843	-	1,077	766	1,843	248	2019
Augusta, GA	3,150	-	286	2,864	3,150	1,046	2017
Bainbridge, GA	3,751	-	698	3,053	3,751	325	2023
Buford, GA	1,354	-	1,354	-	1,354	-	2023
Columbus, GA	1,618	-	985	633	1,618	215	2019
Conyers, GA	4,733	-	741	3,992	4,733	303	2023
Dalton, GA	1,307	-	510	797	1,307	37	2023
Fayetteville, GA	2,530	-	1,025	1,505	2,530	42	2024
Hinesville, GA	995	-	245	750	995	168	2019
Leesburg, GA	3,966	-	914	3,052	3,966	281	2023
Perry, GA	1,725	-	1,313	412	1,725	201	2017
Savannah, GA	4,250	-	1,889	2,361	4,250	59	2024
Tallapossa, GA	905	-	309	596	905	29	2023
Haleiwa, HI	1,522	-	1,058	464	1,522	388	2007
Honolulu, HI	1,070	30	980	120	1,100	107	2007
Honolulu, HI	1,539	-	1,219	320	1,539	246	2007
Honolulu, HI	1,769	-	1,192	577	1,769	432	2007
Honolulu, HI	9,211	-	8,194	1,017	9,211	769	2007
Kaneohe, HI	1,364	-	822	542	1,364	426	2007
Kaneohe, HI	1,978	234	1,473	739	2,212	579	2007
Waianae, HI	1,520	-	648	872	1,520	653	2007
Waianae, HI	1,997	-	871	1,126	1,997	844	2007
Waipahu, HI	2,459	-	946	1,513	2,459	1,119	2007
Bolingbrook, IL	3,814	-	955	2,859	3,814	451	2021
Peoria, IL	1,634	-	723	911	1,634	111	2022
Roselle, IL	2,852	(1,098)	1,230	524	1,754	-	2019
Merrillville, IN	1,912	-	219	1,693	1,912	222	2021
Schererville, IN	1,519	-	269	1,250	1,519	174	2021
Kansas City, KS	4,666	-	331	4,335	4,666	914	2020
Leavenworth, KS	1,109	-	205	904	1,109	140	2021
Lenexa, KS	1,145	-	471	674	1,145	110	2021
Merriam, KS	4,659	-	743	3,916	4,659	800	2020
Olathe, KS	4,658	-	498	4,160	4,658	862	2020
Overland Park, KS	945	-	353	592	945	91	2021
Overland Park, KS	4,620	-	1,511	3,109	4,620	629	2020
Prairie Village, KS	5,947	-	2,533	3,414	5,947	297	2023
Topeka, KS	1,200	-	195	1,005	1,200	148	2021
Bowling Green, KY	3,153	-	499	2,654	3,153	834	2020
Campbellsville, KY	5,104	-	693	4,411	5,104	162	2024

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Hopkinsville, KY	$5,366	$-	$1,425	$3,941	$5,366	$326	2023
Lexington, KY	3,195	-	676	2,519	3,195	409	2021
Lexington, KY	3,195	-	803	2,392	3,195	390	2021
Louisville, KY	1,489	-	514	975	1,489	54	2023
Louisville, KY	1,640	-	467	1,173	1,640	61	2024
Louisville, KY	3,356	-	818	2,538	3,356	755	2019
Louisville, KY	4,450	-	1,354	3,096	4,450	772	2021
Owensboro, KY	3,811	-	1,012	2,799	3,811	1,154	2019
Richmond, KY	2,034	-	851	1,183	2,034	32	2024
Somerset, KY	4,522	-	1,259	3,263	4,522	134	2024
Baton Rouge, LA	2,355	-	1,320	1,035	2,355	9	2024
Bossier City, LA	2,182	-	1,334	848	2,182	390	2017
W. Monroe, LA	2,387	-	674	1,713	2,387	128	2023
Auburn, MA	600	-	600	-	600	-	2011
Auburn, MA	625	-	625	-	625	-	2011
Auburn, MA	725	-	725	-	725	-	2011
Bedford, MA	1,350	-	1,350	-	1,350	-	2011
Bellingham, MA	734	73	476	331	807	331	1985
Bradford, MA	650	-	650	-	650	-	2011
Burlington, MA	600	-	600	-	600	-	2011
Burlington, MA	1,250	-	1,250	-	1,250	-	2011
Falmouth, MA	415	2,288	459	2,244	2,703	893	1988
Gardner, MA	787	-	638	149	787	95	2014
Gardner, MA	1,008	554	656	906	1,562	700	1985
Hyde Park, MA	499	219	322	396	718	364	1985
Leominster, MA	571	-	199	372	571	234	2012
Littleton, MA	1,357	-	759	598	1,357	246	2017
Lowell, MA	-	636	429	207	636	167	1996
Lowell, MA	3,961	-	2,042	1,919	3,961	533	2019
Lynn, MA	850	-	850	-	850	-	2011
Maynard, MA	735	98	478	355	833	355	1985
Melrose, MA	600	-	600	-	600	-	2011
Methuen, MA	650	-	650	-	650	-	2011
Newton, MA	691	90	450	331	781	331	1985
Peabody, MA	650	-	650	-	650	-	2011
Randolph, MA	574	245	430	389	819	389	1985
Randolph, MA	5,039	-	1,350	3,689	5,039	133	2024
Revere, MA	1,300	-	1,300	-	1,300	-	2011
Rockland, MA	579	45	377	247	624	247	1985
Salem, MA	600	-	600	-	600	-	2011
Seekonk, MA	1,073	(373)	576	124	700	121	1985
Sutton, MA	714	57	464	307	771	274	1993
Tewksbury, MA	125	596	75	646	721	602	1986
Tewksbury, MA	1,200	-	1,200	-	1,200	-	2011
Wakefield, MA	900	-	900	-	900	-	2011
Webster, MA	1,012	1,227	659	1,580	2,239	1,318	1985
West Roxbury, MA	490	185	319	356	675	184	1985
Wilmington, MA	600	-	600	-	600	-	2011
Wilmington, MA	1,300	-	1,300	-	1,300	-	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Woburn, MA	$508	$314	$508	$314	$822	$314	1985
Worcester, MA	196	790	-	986	986	383	2017
Worcester, MA	979	8	637	350	987	305	1991
Worcester, MA	498	546	322	722	1,044	577	1985
Accokeek, MD	692	-	692	-	692	-	2010
Baltimore, MD	802	-	-	802	802	715	2007
Baltimore, MD	2,259	-	722	1,537	2,259	1,144	2007
Beltsville, MD	731	-	731	-	731	-	2009
Beltsville, MD	1,050	-	1,050	-	1,050	-	2009
Beltsville, MD	1,130	-	1,130	-	1,130	-	2009
Bladensburg, MD	571	-	571	-	571	-	2009
Bowie, MD	1,084	-	1,084	-	1,084	-	2009
Capitol Heights, MD	628	-	628	-	628	-	2009
Clinton, MD	651	-	651	-	651	-	2009
District Heights, MD	1,039	-	1,039	-	1,039	-	2009
Ellicott City, MD	895	-	-	895	895	840	2007
Greater Landover, MD	753	-	753	-	753	-	2009
Greenbelt, MD	1,153	-	1,153	-	1,153	-	2009
Hyattsville, MD	594	-	594	-	594	-	2009
Landover, MD	662	-	662	-	662	-	2009
Landover Hills, MD	1,358	-	1,358	-	1,358	-	2009
Lanham, MD	822	-	822	-	822	-	2009
Laurel, MD	696	-	696	-	696	-	2009
Laurel, MD	1,210	-	1,210	-	1,210	-	2009
Laurel, MD	1,267	-	1,267	-	1,267	-	2009
Laurel, MD	1,415	-	1,415	-	1,415	-	2009
Laurel, MD	1,530	-	1,530	-	1,530	-	2009
Laurel, MD	2,523	-	2,523	-	2,523	-	2009
Oxon Hill, MD	1,256	-	1,256	-	1,256	-	2009
Riverdale, MD	582	-	582	-	582	-	2009
Suitland, MD	673	-	673	-	673	-	2009
Upper Marlboro, MD	845	-	845	-	845	-	2009
Biddeford, ME	618	8	235	391	626	391	1985
Battle Creek, MI	3,225	-	771	2,454	3,225	410	2021
Battle Creek, MI	3,273	-	562	2,711	3,273	420	2021
Detroit, MI	563	-	16	547	563	84	2021
Grand Blanc, MI	562	-	46	516	562	81	2021
Grand Ledge, MI	1,174	-	100	1,074	1,174	169	2021
Grand Rapids, MI	562	-	48	514	562	78	2021
Grand Rapids, MI	562	-	32	530	562	81	2021
Grand Rapids, MI	818	-	201	617	818	98	2021
Grandville, MI	1,044	-	193	851	1,044	139	2021
Holland, MI	559	-	27	532	559	81	2021
Jackson, MI	559	-	183	376	559	60	2021
Jenison, MI	616	-	38	578	616	91	2021
Lambertville, MI	617	-	345	272	617	55	2021
Lansing, MI	916	-	190	726	916	124	2021
Lansing, MI	3,230	-	852	2,378	3,230	351	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Madison Heights, MI	$563	$-	$39	$524	$563	$80	2021
Madison Heights, MI	1,759	-	191	1,568	1,759	206	2021
Midland, MI	631	-	11	620	631	97	2021
Oak Park, MI	562	-	107	455	562	72	2021
Redford Township, MI	561	-	45	516	561	79	2021
Trenton, MI	561	-	48	513	561	80	2021
Zeeland, MI	715	-	92	623	715	105	2021
Coon Rapids, MN	3,778	-	1,065	2,713	3,778	48	2024
Grove Heights, MN	3,583	-	910	2,673	3,583	45	2024
Lino Lakes, MN	4,436	-	958	3,478	4,436	169	2024
Maple Grove, MN	4,233	-	955	3,278	4,233	798	2019
Waconia, MN	4,153	-	730	3,423	4,153	54	2024
Winona, MN	5,574	-	405	5,169	5,574	420	2023
Blue Springs, MO	4,646	-	386	4,260	4,646	935	2020
Blue Springs, MO	5,065	-	354	4,711	5,065	998	2020
Carthage, MO	3,161	-	408	2,753	3,161	77	2024
Independence, MO	5,043	-	2,146	2,897	5,043	93	2024
Independence, MO	5,109	-	600	4,509	5,109	973	2020
Kansas City, MO	3,863	-	366	3,497	3,863	752	2020
Kansas City, MO	4,982	-	609	4,373	4,982	895	2020
Parkville, MO	4,636	-	317	4,319	4,636	878	2020
Raymore, MO	3,582	-	570	3,012	3,582	671	2020
St. Joseph, MO	4,654	-	1,166	3,488	4,654	110	2024
Summit, MO	1,503	-	351	1,152	1,503	162	2021
Hattiesburg, MS	1,759	-	849	910	1,759	177	2021
Hattiesburg, MS	2,143	-	1,258	885	2,143	158	2021
Meridan, MS	3,050	-	2,385	665	3,050	50	2023
Angier, NC	1,390	-	93	1,297	1,390	121	2022
Candler, NC	1,290	-	82	1,208	1,290	104	2022
Candler, NC	1,597	-	370	1,227	1,597	14	2024
Cary, NC	1,939	-	1,292	647	1,939	115	2021
Charlotte, NC	1,967	-	1,457	510	1,967	84	2021
Charlotte, NC	5,194	-	3,670	1,524	5,194	243	2021
Denver, NC	1,065	-	637	428	1,065	14	2024
Fayetteville, NC	980	-	460	520	980	25	2023
Fayetteville, NC	986	-	509	477	986	169	2018
Fayetteville, NC	1,180	-	400	780	1,180	36	2023
Fayetteville, NC	1,795	-	374	1,421	1,795	63	2023
Franklin, NC	1,275	-	62	1,213	1,275	107	2022
Gastonia, NC	1,278	-	257	1,021	1,278	44	2024
Greensboro, NC	1,513	-	304	1,209	1,513	54	2023
Greensboro, NC	3,857	-	969	2,888	3,857	840	2020
Henderson, NC	1,356	-	774	582	1,356	110	2021
Henderson, NC	2,680	-	1,918	762	2,680	118	2021
Hickory, NC	2,884	-	702	2,182	2,884	208	2022
High Point, NC	1,155	-	368	787	1,155	210	2020
Hildebran, NC	1,820	-	900	920	1,820	46	2023
Indian Trail, NC	4,582	-	3,069	1,513	4,582	239	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Indian Trail, NC	$5,895	$-	$4,807	$1,088	$5,895	$170	2021
Jacksonville, NC	1,273	-	269	1,004	1,273	93	2022
Kannapolis, NC	3,790	-	615	3,175	3,790	1,004	2019
Kinston, NC	4,400	-	1,956	2,444	4,400	122	2024
Lexington, NC	1,316	-	154	1,162	1,316	103	2022
Lexington, NC	1,317	-	144	1,173	1,317	104	2022
Lexington, NC	1,776	-	301	1,475	1,776	455	2017
Lincolnton, NC	1,392	-	206	1,186	1,392	106	2022
Louisburg, NC	4,227	-	649	3,578	4,227	150	2024
Mebane, NC	1,721	-	583	1,138	1,721	76	2023
Monroe, NC	1,886	-	1,232	654	1,886	107	2021
Morganton, NC	1,391	-	155	1,236	1,391	108	2022
Nashville, NC	4,024	-	2,377	1,647	4,024	257	2021
Newland, NC	1,883	-	817	1,066	1,883	50	2024
Oxford, NC	1,528	-	308	1,220	1,528	183	2021
Raleigh, NC	2,930	-	2,458	472	2,930	77	2021
Raleigh, NC	1,601	-	1,149	452	1,601	149	2019
Rockingham, NC	3,036	-	234	2,802	3,036	824	2019
Rolesville, NC	1,328	-	699	629	1,328	112	2021
Sylva, NC	2,170	-	62	2,108	2,170	179	2022
Taylorsville, NC	1,082	-	103	979	1,082	85	2022
Wake Forest, NC	1,114	-	411	703	1,114	121	2021
Washington, NC	4,872	-	1,361	3,511	4,872	154	2024
Waynesville, NC	2,323	-	82	2,241	2,323	190	2022
Wesley Chapel, NC	7,158	-	5,654	1,504	7,158	229	2021
Wilson, NC	1,076	-	276	800	1,076	75	2022
Winston Salem, NC	1,462	-	418	1,044	1,462	40	2024
Winston-Salem, NC	1,210	-	211	999	1,210	88	2022
Youngsville, NC	4,702	-	4,028	674	4,702	124	2021
Belfield, ND	1,232	-	382	850	1,232	797	2007
Fargo, ND	3,360	-	840	2,520	3,360	38	2024
Fargo, ND	3,372	-	1,226	2,146	3,372	35	2024
Minot, ND	4,759	-	610	4,149	4,759	348	2023
Allenstown, NH	1,787	-	467	1,320	1,787	1,015	2007
Concord, NH	675	-	675	-	675	-	2011
Concord, NH	900	-	900	-	900	-	2011
Derry, NH	950	-	950	-	950	-	2011
Dover, NH	650	-	650	-	650	-	2011
Dover, NH	1,200	-	1,200	-	1,200	-	2011
Goffstown, NH	1,737	-	697	1,040	1,737	730	2012
Hooksett, NH	1,562	-	824	738	1,562	702	2007
Kingston, NH	1,500	-	1,500	-	1,500	-	2011
Londonderry, NH	703	30	458	275	733	275	1985
Londonderry, NH	1,100	-	1,100	-	1,100	-	2011
Nashua, NH	750	-	750	-	750	-	2011
Nashua, NH	825	-	825	-	825	-	2011
Nashua, NH	1,132	-	780	352	1,132	173	2017
Nashua, NH	1,750	-	1,750	-	1,750	-	2011
Pelham, NH	-	731	318	413	731	266	1996

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Rochester, NH	$700	$-	$700	$-	$700	$-	2011
Rochester, NH	939	12	600	351	951	351	1985
Rochester, NH	1,400	-	1,400	-	1,400	-	2011
Rochester, NH	1,600	-	1,600	-	1,600	-	2011
Salem, NH	743	20	484	279	763	279	1985
Basking Ridge, NJ	362	284	199	447	646	447	1986
Brick, NJ	1,508	192	1,000	700	1,700	589	2000
Flemington, NJ	547	17	346	218	564	218	1985
Fort Lee, NJ	1,246	494	811	929	1,740	849	1985
Freehold, NJ	494	1,149	95	1,548	1,643	936	1978
Hasbrouck Heights, NJ	640	742	416	966	1,382	877	1985
Lake Hopatcong, NJ	1,305	-	800	505	1,305	505	2000
Livingston, NJ	872	65	568	369	937	361	1985
Long Branch, NJ	514	618	335	797	1,132	656	1985
North Bergen, NJ	630	147	410	367	777	367	1985
North Plainfield, NJ	227	541	174	594	768	594	1978
Paramus, NJ	382	869	248	1,003	1,251	506	1985
Parlin, NJ	418	287	203	502	705	411	1985
Paterson, NJ	619	17	403	233	636	233	1985
Ridgewood, NJ	703	476	458	721	1,179	686	1985
Somerset, NJ	683	200	445	438	883	438	1985
Vernon, NJ	671	512	437	746	1,183	660	1985
Washington Township, NJ	912	485	594	803	1,397	675	1985
Watchung, NJ	450	306	227	529	756	399	1985
West Orange, NJ	800	515	521	794	1,315	768	1985
Albuquerque, NM	1,829	-	1,382	447	1,829	204	2017
Albuquerque, NM	2,308	-	1,830	478	2,308	234	2017
Albuquerque, NM	2,321	-	1,795	526	2,321	250	2017
Albuquerque, NM	3,682	-	3,141	541	3,682	265	2017
Las Cruces, NM	1,843	-	1,375	468	1,843	218	2017
Fernley, NV	1,666	-	222	1,444	1,666	979	2015
Henderson, NV	4,697	-	3,258	1,439	4,697	189	2022
Henderson, NV	5,411	-	2,358	3,053	5,411	393	2022
Las Vegas, NV	2,814	-	563	2,251	2,814	500	2019
Las Vegas, NV	3,094	-	830	2,264	3,094	539	2019
Las Vegas, NV	3,472	-	655	2,817	3,472	612	2019
Las Vegas, NV	3,722	-	631	3,091	3,722	471	2021
Las Vegas, NV	3,752	-	615	3,137	3,752	699	2019
Las Vegas, NV	4,181	-	1,075	3,106	4,181	314	2022
Las Vegas, NV	4,811	-	1,492	3,319	4,811	325	2023
Las Vegas, NV	5,001	-	2,257	2,744	5,001	215	2023
Las Vegas, NV	5,054	-	1,032	4,022	5,054	462	2022
Las Vegas, NV	5,402	-	2,269	3,133	5,402	380	2022
Las Vegas, NV	5,641	-	3,751	1,890	5,641	225	2022
Las Vegas, NV	5,757	-	2,768	2,989	5,757	336	2022
Las Vegas, NV	6,261	-	1,997	4,264	6,261	298	2023
Las Vegas, NV	6,760	-	1,971	4,789	6,760	337	2023
Las Vegas, NV	6,810	-	3,277	3,533	6,810	16	2024
Astoria, NY	1,684	-	1,105	579	1,684	359	2013

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Bayside, NY	$470	$254	$306	$418	$724	$381	1985
Brewster, NY	789	145	789	145	934	6	2011
Briarcliff Manor, NY	652	552	502	702	1,204	702	1976
Bronx, NY	877	-	877	-	877	-	2013
Bronx, NY	884	-	884	-	884	-	2013
Bronx, NY	953	-	953	-	953	-	2013
Bronx, NY	1,049	-	485	564	1,049	352	2013
Bronx, NY	46	1,318	84	1,280	1,364	632	1972
Bronx, NY	1,910	-	1,349	561	1,910	363	2013
Bronx, NY	2,407	-	1,711	696	2,407	413	2013
Bronxville, NY	1,232	213	1,232	213	1,445	9	2011
Brooklyn, NY	62	503	37	528	565	97	1978
Brooklyn, NY	237	460	154	543	697	476	1985
Brooklyn, NY	477	320	307	490	797	490	1985
Brooklyn, NY	627	313	408	532	940	532	1985
Chester, NY	1,158	385	1,158	385	1,543	16	2011
Clay, NY	3,969	-	1,375	2,594	3,969	57	2024
Corona, NY	2,543	-	1,903	640	2,543	385	2013
Cortlandt Manor, NY	1,872	122	1,872	122	1,994	5	2011
Dobbs Ferry, NY	671	34	435	270	705	270	1985
Dobbs Ferry, NY	1,345	249	1,345	249	1,594	10	2011
East Hampton, NY	659	39	427	271	698	271	1985
Eastchester, NY	1,724	1,344	2,302	766	3,068	197	2011
Elmsford, NY	-	948	581	367	948	318	1971
Elmsford, NY	1,453	217	1,453	217	1,670	9	2011
Fishkill, NY	1,793	381	1,793	381	2,174	16	2011
Floral Park, NY	616	170	356	430	786	422	1998
Flushing, NY	1,936	-	1,413	523	1,936	325	2013
Flushing, NY	1,947	-	1,405	542	1,947	315	2013
Flushing, NY	2,479	-	1,802	677	2,479	394	2013
Forest Hills, NY	1,273	-	1,273	-	1,273	-	2013
Garnerville, NY	1,508	280	1,508	280	1,788	12	2011
Hartsdale, NY	1,626	278	1,626	278	1,904	12	2011
Hawthorne, NY	2,084	216	2,084	216	2,300	9	2011
Hopewell Junction, NY	1,163	288	1,163	288	1,451	12	2011
Hyde Park, NY	990	166	990	166	1,156	7	2011
Katonah, NY	1,084	179	1,084	179	1,263	7	2011
Lakeville, NY	1,028	-	203	825	1,028	659	2008
Latham, NY	2,498	-	1,813	685	2,498	146	2020
Levittown, NY	546	86	356	276	632	274	1985
Long Island City, NY	2,717	-	1,183	1,534	2,717	823	2013
Mamaroneck, NY	1,429	167	1,429	167	1,596	7	2011
Middletown, NY	719	204	719	204	923	8	2011
Middletown, NY	751	274	489	536	1,025	536	1985
Middletown, NY	1,281	301	1,281	301	1,582	13	2011
Millwood, NY	1,448	116	1,448	116	1,564	5	2011
Mount Kisco, NY	1,907	198	1,907	198	2,105	8	2011
Mount Vernon, NY	985	223	985	223	1,208	9	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Nanuet, NY	$2,316	$395	$2,316	$395	$2,711	$16	2011
New Paltz, NY	971	400	971	400	1,371	17	2011
New Rochelle, NY	1,887	285	1,887	285	2,172	12	2011
New Windsor, NY	1,084	441	1,084	441	1,525	18	2011
New York, NY	282	1,071	-	1,353	1,353	441	2020
Newburgh, NY	527	237	527	237	764	10	2011
Newburgh, NY	1,192	437	1,192	437	1,629	18	2011
Ossining, NY	231	342	117	456	573	388	1985
Peekskill, NY	2,207	155	2,207	155	2,362	6	2011
Pelham, NY	1,035	192	1,035	192	1,227	8	2011
Plattsburgh, NY	4,149	-	1,126	3,023	4,149	413	2021
Pleasant Valley, NY	398	168	240	326	566	283	1986
Port Chester, NY	1,015	234	1,015	234	1,249	10	2011
Port Jefferson, NY	185	3,084	246	3,023	3,269	1,064	1985
Poughkeepsie, NY	591	269	591	269	860	11	2011
Poughkeepsie, NY	1,020	304	1,020	304	1,324	13	2011
Poughkeepsie, NY	1,231	276	1,200	307	1,507	13	2011
Poughkeepsie, NY	1,306	330	1,306	330	1,636	14	2011
Poughkeepsie, NY	1,340	318	1,280	378	1,658	20	2011
Poughkeepsie, NY	1,355	342	1,355	342	1,697	14	2011
Rego Park, NY	2,784	-	2,105	679	2,784	409	2013
Riverhead, NY	723	-	431	292	723	292	1998
Rockaway Park, NY	1,605	-	1,605	-	1,605	-	2013
Rye, NY	872	137	872	137	1,009	6	2011
S Glen Falls, NY	5,044	-	517	4,527	5,044	363	2023
Sag Harbor, NY	704	35	458	281	739	281	1985
Scarsdale, NY	1,301	128	1,301	128	1,429	5	2011
Shrub Oak, NY	1,061	421	691	791	1,482	764	1985
Sleepy Hollow, NY	281	438	130	589	719	580	1969
Spring Valley, NY	749	203	749	203	952	8	2011
Staten Island, NY	301	323	196	428	624	428	1985
Staten Island, NY	350	290	228	412	640	412	1985
Tarrytown, NY	956	168	956	168	1,124	7	2011
Troy, NY	4,690	-	4,119	571	4,690	126	2020
Tuckahoe, NY	1,650	85	1,650	85	1,735	4	2011
Vestal, NY	2,700	-	568	2,132	2,700	241	2022
Wappingers Falls, NY	1,488	206	1,488	206	1,694	9	2011
Warwick, NY	1,049	171	1,049	171	1,220	7	2011
Watertown, NY	1,012	-	672	340	1,012	47	2022
Watertown, NY	2,867	-	303	2,564	2,867	295	2022
West Nyack, NY	936	222	936	222	1,158	9	2011
White Plains, NY	-	569	303	266	569	239	1972
White Plains, NY	1,458	213	1,458	213	1,671	9	2011
Yaphank, NY	-	575	375	200	575	173	1993
Yonkers, NY	-	833	685	148	833	102	1990
Yonkers, NY	1,020	63	665	418	1,083	419	1985
Yonkers, NY	291	1,050	216	1,125	1,341	1,076	1972
Yonkers, NY	1,907	96	1,907	96	2,003	4	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Yorktown Heights, NY	$1,700	$-	$-	$1,700	$1,700	$954	2013
Yorktown Heights, NY	2,365	202	2,365	202	2,567	8	2011
Akron, OH	1,530	-	385	1,145	1,530	407	2017
Amelia, OH	3,195	-	637	2,558	3,195	442	2021
Cincinnati, OH	3,187	-	654	2,533	3,187	428	2021
Cincinnati, OH	3,188	-	274	2,914	3,188	447	2021
Cincinnati, OH	3,715	-	540	3,175	3,715	883	2020
Crestline, OH	1,202	-	285	917	1,202	649	2008
Fairfield, OH	3,769	-	581	3,188	3,769	777	2020
Hamilton, OH	3,188	-	371	2,817	3,188	452	2021
Lima, OH	637	-	53	584	637	93	2021
Loveland, OH	1,045	-	362	683	1,045	271	2017
Macedonia, OH	4,733	-	617	4,116	4,733	192	2023
Mansfield, OH	921	-	331	590	921	407	2008
Mansfield, OH	1,950	-	700	1,250	1,950	852	2009
Monroeville, OH	2,580	-	485	2,095	2,580	1,415	2009
Springdale, OH	3,379	-	381	2,998	3,379	897	2020
Toledo, OH	562	-	26	536	562	81	2021
Toledo, OH	603	-	204	399	603	65	2021
Toledo, OH	767	-	241	526	767	85	2021
Tylersville, OH	3,195	-	666	2,529	3,195	406	2021
Oklahoma City, OK	868	-	371	497	868	170	2018
Oklahoma City, OK	1,182	-	587	595	1,182	194	2018
Oklahoma City, OK	1,311	-	625	686	1,311	216	2018
Stillwater, OK	2,800	-	1,469	1,331	2,800	335	2019
Estacada, OR	646	-	84	562	646	293	2015
McMinnville, OR	2,867	-	394	2,473	2,867	884	2017
Pendleton, OR	765	-	121	644	765	370	2015
Portland, OR	4,416	-	3,368	1,048	4,416	571	2015
Salem, OR	1,071	-	399	672	1,071	466	2015
Salem, OR	1,350	-	521	829	1,350	459	2015
Salem, OR	1,408	-	524	884	1,408	507	2015
Salem, OR	4,214	-	3,181	1,033	4,214	605	2015
Salem, OR	4,614	-	3,517	1,097	4,614	601	2015
Silverton, OR	957	-	457	500	957	230	2017
Springfield, OR	1,398	-	796	602	1,398	406	2015
Allison Park, PA	1,500	-	850	650	1,500	549	2010
Harrisburg, PA	399	212	199	412	611	377	1989
Jenkintown, PA	1,884	-	894	990	1,884	57	2023
Lancaster, PA	642	56	300	398	698	382	1989
New Kensington, PA	1,375	-	675	700	1,375	431	2010
Philadelphia, PA	406	255	265	396	661	351	1985
Philadelphia, PA	1,252	(438)	814	-	814	-	2009
Reading, PA	750	49	-	799	799	799	1989
Barrington, RI	490	2,003	319	2,174	2,493	117	1985
N. Providence, RI	542	62	353	251	604	251	1985
Beaufort, SC	5,081	-	921	4,160	5,081	230	2023
Blythewood, SC	3,217	-	2,405	812	3,217	378	2017
Chapin, SC	1,682	-	1,135	547	1,682	252	2017
Charleston, SC	4,996	-	1,981	3,015	4,996	488	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Charleston, SC	$7,080	$-	$3,048	$4,032	$7,080	$187	2023
Clover, SC	4,134	-	1,146	2,988	4,134	12	2024
Columbia, SC	575	-	345	230	575	94	2017
Columbia, SC	792	-	463	329	792	142	2017
Columbia, SC	868	-	455	413	868	201	2017
Columbia, SC	926	-	494	432	926	154	2017
Columbia, SC	1,643	-	1,302	341	1,643	111	2017
Columbia, SC	1,995	-	1,130	865	1,995	331	2018
Columbia, SC	2,109	-	1,120	989	2,109	356	2018
Columbia, SC	2,459	-	1,568	891	2,459	413	2017
Columbia, SC	2,531	-	1,612	919	2,531	326	2018
Columbia, SC	2,637	-	1,254	1,383	2,637	563	2017
Columbia, SC	3,371	-	2,016	1,355	3,371	601	2017
Columbia, SC	4,989	-	2,226	2,763	4,989	276	2023
Elgin, SC	2,082	-	1,166	916	2,082	393	2017
Elgin, SC	2,177	-	974	1,203	2,177	488	2017
Gaston, SC	2,230	-	934	1,296	2,230	531	2017
Gilbert, SC	1,036	-	434	602	1,036	245	2017
Irmo, SC	1,113	-	666	447	1,113	184	2017
Irmo, SC	1,246	-	69	1,177	1,246	454	2017
Irmo, SC	1,338	-	866	472	1,338	199	2017
Irmo, SC	3,655	(178)	1,564	1,913	3,477	772	2017
Irmo, SC	3,950	-	2,802	1,148	3,950	485	2017
Johns Island, SC	2,561	-	1,885	676	2,561	224	2018
Lexington, SC	633	-	309	324	633	139	2017
Lexington, SC	694	-	172	522	694	240	2017
Lexington, SC	720	-	219	501	720	206	2017
Lexington, SC	816	-	336	480	816	156	2017
Lexington, SC	973	-	582	391	973	173	2017
Lexington, SC	1,056	-	432	624	1,056	273	2017
Lexington, SC	1,623	-	998	625	1,623	261	2017
Lexington, SC	1,712	-	1,410	302	1,712	108	2017
Lexington, SC	1,728	-	1,267	461	1,728	224	2017
Lexington, SC	1,738	-	1,189	549	1,738	181	2017
Lexington, SC	2,180	-	1,477	703	2,180	292	2017
Lexington, SC	2,604	-	1,870	734	2,604	289	2018
Lexington, SC	3,231	-	2,001	1,230	3,231	463	2018
Lexington, SC	3,234	-	1,198	2,036	3,234	699	2018
Lexington, SC	4,414	-	3,419	995	4,414	468	2017
Mauldin, SC	1,841	-	773	1,068	1,841	31	2024
Myrtle Beach, SC	1,168	-	505	663	1,168	106	2021
Myrtle Beach, SC	5,473	-	2,016	3,457	5,473	85	2024
Pelion, SC	1,901	-	1,021	880	1,901	425	2017
Simpsonville, SC	1,713	-	1,355	358	1,713	66	2021
Summerville, SC	4,134	-	1,437	2,697	4,134	442	2021
West Columbia, SC	1,116	-	50	1,066	1,116	449	2017
West Columbia, SC	1,644	-	1,283	361	1,644	158	2017
West Columbia, SC	2,046	-	746	1,300	2,046	522	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Aberdeen, SD	$1,048	$-	$311	$737	$1,048	$29	2024
Alcoa, TN	4,483	-	799	3,684	4,483	197	2023
Decherd, TN	2,115	-	319	1,796	2,115	83	2023
Knoxville, TN	1,664	-	382	1,282	1,664	54	2024
Arlington, TX	789	-	414	375	789	138	2018
Arlington, TX	1,352	-	887	465	1,352	160	2018
Arlington, TX	1,560	-	1,008	552	1,560	182	2018
Arlington, TX	1,795	-	1,188	607	1,795	203	2018
Austin, TX	1,711	-	1,364	347	1,711	171	2017
Austin, TX	2,312	-	1,011	1,301	2,312	162	2022
Austin, TX	2,368	-	738	1,630	2,368	1,206	2007
Austin, TX	3,510	66	1,594	1,982	3,576	1,441	2007
Belton, TX	3,825	-	882	2,943	3,825	47	2024
Cedar Park, TX	179	930	956	153	1,109	116	2007
Cedar Park, TX	3,671	-	794	2,877	3,671	79	2024
Cedar Park, TX	4,176	-	528	3,648	4,176	416	2022
Cedar Park, TX	5,618	-	609	5,009	5,618	579	2022
Center, TX	2,072	-	1,481	591	2,072	219	2018
Channelview, TX	3,295	-	1,697	1,598	3,295	12	2024
Childress, TX	3,335	-	1,959	1,376	3,335	319	2020
Cibolo, TX	3,228	-	1,004	2,224	3,228	469	2020
Corpus Christi, TX	1,527	-	1,057	470	1,527	197	2017
Corpus Christi, TX	2,162	-	1,729	433	2,162	205	2017
Corpus Christi, TX	2,400	-	1,110	1,290	2,400	543	2017
Cross Plains, TX	4,550	-	1,291	3,259	4,550	260	2023
El Paso, TX	1,277	-	824	453	1,277	212	2017
El Paso, TX	1,425	-	1,098	327	1,425	157	2017
El Paso, TX	1,679	-	1,085	594	1,679	247	2017
El Paso, TX	1,817	-	1,414	403	1,817	193	2017
El Paso, TX	2,369	-	1,766	603	2,369	260	2017
El Paso, TX	3,168	-	2,153	1,015	3,168	441	2017
Fort Worth, TX	2,115	171	866	1,420	2,286	1,015	2007
Fort Worth, TX	2,567	-	409	2,158	2,567	59	2024
Garland, TX	2,208	-	1,504	704	2,208	233	2018
Garland, TX	3,296	-	245	3,051	3,296	1,339	2014
Garland, TX	4,439	-	439	4,000	4,439	1,832	2014
Grand Prairie, TX	1,413	-	914	499	1,413	183	2018
Grand Prairie, TX	2,001	-	1,416	585	2,001	201	2018
Harker Heights, TX	2,051	96	579	1,568	2,147	1,343	2007
Houston, TX	1,689	-	224	1,465	1,689	1,068	2007
Houston, TX	2,803	-	535	2,268	2,803	830	2016
Houston, TX	3,850	-	810	3,040	3,850	26	2024
Houston, TX	4,340	-	2,826	1,514	4,340	18	2024
Houston, TX	4,708	-	2,705	2,003	4,708	15	2024
Houston, TX	4,719	-	1,707	3,012	4,719	23	2024
Houston, TX	4,758	-	2,126	2,632	4,758	21	2024
Houston, TX	4,764	-	298	4,466	4,764	34	2024
Houston, TX	5,911	-	2,383	3,528	5,911	27	2024

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Humble, TX	$3,997	$-	$1,399	$2,598	$3,997	$19	2024
Humble, TX	4,762	-	1,013	3,749	4,762	34	2024
Jarrell, TX	3,630	-	719	2,911	3,630	96	2024
Katy, TX	2,822	-	1,612	1,210	2,822	10	2024
Katy, TX	3,056	-	1,426	1,630	3,056	19	2024
Keller, TX	2,506	58	996	1,568	2,564	1,196	2007
Killeen, TX	3,923	-	1,569	2,354	3,923	47	2024
Leander, TX	3,321	-	603	2,718	3,321	350	2022
Leander, TX	4,640	-	626	4,014	4,640	480	2022
Leander, TX	4,646	-	657	3,989	4,646	504	2022
Leander, TX	6,473	-	2,091	4,382	6,473	97	2024
Linden, TX	2,159	-	1,513	646	2,159	225	2018
Longview, TX	1,660	-	1,239	421	1,660	141	2018
Longview, TX	3,521	-	720	2,801	3,521	137	2024
Mathis, TX	3,138	-	2,687	451	3,138	214	2017
Mesquite, TX	1,687	-	1,093	594	1,687	205	2018
Panhandle, TX	5,068	-	2,637	2,431	5,068	601	2020
Paris, TX	3,832	-	2,645	1,187	3,832	229	2020
Paris, TX	5,322	-	3,979	1,343	5,322	291	2020
Pflugerville, TX	4,668	-	617	4,051	4,668	474	2022
Port Arthur, TX	2,648	-	505	2,143	2,648	810	2016
Queen City, TX	5,958	-	1,474	4,484	5,958	373	2023
Rockdale, TX	3,238	-	475	2,763	3,238	276	2022
Round Rock, TX	4,198	-	830	3,368	4,198	406	2022
Round Rock, TX	4,641	-	1,566	3,075	4,641	409	2022
Rowlett, TX	1,284	-	840	444	1,284	145	2018
San Antonio, TX	2,811	-	511	2,300	2,811	394	2021
San Antonio, TX	3,286	-	487	2,799	3,286	334	2022
San Antonio, TX	3,427	-	446	2,981	3,427	562	2020
San Antonio, TX	3,618	-	494	3,124	3,618	568	2020
San Antonio, TX	3,630	-	1,020	2,610	3,630	571	2020
San Antonio, TX	3,631	-	1,330	2,301	3,631	402	2021
San Antonio, TX	3,719	-	733	2,986	3,719	568	2020
San Antonio, TX	3,820	-	1,459	2,361	3,820	510	2020
San Antonio, TX	3,936	-	1,112	2,824	3,936	281	2022
San Antonio, TX	4,168	-	1,657	2,511	4,168	303	2022
San Antonio, TX	4,397	-	997	3,400	4,397	704	2020
San Antonio, TX	4,411	-	642	3,769	4,411	719	2020
San Marcos, TX	1,954	-	251	1,703	1,954	1,252	2007
Schertz, TX	2,794	-	813	1,981	2,794	392	2020
Shamrock, TX	3,045	-	1,222	1,823	3,045	437	2020
Spring Branch, TX	3,257	-	790	2,467	3,257	194	2023
Temple, TX	2,406	(10)	1,206	1,190	2,396	904	2007
Temple, TX	5,554	-	4,119	1,435	5,554	325	2020
Texarkana, TX	1,791	-	992	799	1,791	258	2018
Texarkana, TX	1,862	-	1,198	664	1,862	247	2018
Texarkana, TX	2,316	-	1,643	673	2,316	214	2018
Tyler, TX	8,582	-	3,635	4,947	8,582	377	2023

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Waco, TX	$3,884	$-	$894	$2,990	$3,884	$2,273	2007
Wake Village, TX	1,637	-	685	952	1,637	302	2018
Watauga, TX	1,771	-	1,139	632	1,771	213	2018
Alexandria, VA	649	-	649	-	649	-	2013
Alexandria, VA	656	-	409	247	656	164	2013
Alexandria, VA	712	-	712	-	712	-	2013
Alexandria, VA	735	-	735	-	735	-	2013
Alexandria, VA	1,327	-	1,327	-	1,327	-	2013
Alexandria, VA	1,388	-	1,020	368	1,388	247	2013
Alexandria, VA	1,582	-	1,150	432	1,582	268	2013
Alexandria, VA	1,757	-	1,313	444	1,757	289	2013
Annandale, VA	1,718	-	1,718	-	1,718	-	2013
Arlington, VA	1,083	-	1,083	-	1,083	-	2013
Arlington, VA	1,464	-	1,085	379	1,464	239	2013
Arlington, VA	2,013	-	1,515	498	2,013	306	2013
Arlington, VA	2,062	-	1,603	459	2,062	280	2013
Ashland, VA	840	-	840	-	840	-	2005
Charlottesville, VA	5,268	-	1,974	3,294	5,268	213	2023
Chesapeake, VA	779	(185)	398	196	594	144	1990
Chesapeake, VA	1,004	110	385	729	1,114	729	1990
Chester, VA	1,514	-	762	752	1,514	3	2024
Chesterfield, VA	5,032	-	711	4,321	5,032	157	2024
Emporia, VA	3,364	-	2,227	1,137	3,364	320	2019
Fairfax, VA	1,825	-	1,190	635	1,825	391	2013
Fairfax, VA	2,077	-	1,364	713	2,077	389	2013
Fairfax, VA	3,348	-	2,351	997	3,348	584	2013
Fairfax, VA	4,454	-	3,370	1,084	4,454	636	2013
Farmville, VA	1,227	-	622	605	1,227	479	2005
Fredericksburg, VA	1,279	-	469	810	1,279	642	2005
Fredericksburg, VA	1,512	-	692	820	1,512	20	2024
Fredericksburg, VA	1,716	-	996	720	1,716	570	2005
Fredericksburg, VA	3,623	-	2,828	795	3,623	630	2005
Fredericksburg, VA	4,161	-	871	3,290	4,161	127	2024
Glen Allen, VA	1,037	-	412	625	1,037	495	2005
Glen Allen, VA	1,077	-	322	755	1,077	598	2005
Hanover, VA	5,105	-	1,514	3,591	5,105	143	2024
King William, VA	1,688	-	1,068	620	1,688	491	2005
Mechanicsville, VA	903	(25)	248	630	878	499	2005
Mechanicsville, VA	957	31	324	664	988	517	2005
Mechanicsville, VA	1,043	-	223	820	1,043	650	2005
Mechanicsville, VA	1,125	-	505	620	1,125	491	2005
Mechanicsville, VA	1,476	-	876	600	1,476	475	2005
Mechanicsville, VA	1,677	-	1,157	520	1,677	412	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	598	2005
Petersburg, VA	1,441	-	816	625	1,441	495	2005
Portsmouth, VA	562	33	221	374	595	374	1990
Powhatan, VA	4,712	-	1,221	3,491	4,712	143	2024
Richmond, VA	1,132	(41)	506	585	1,091	463	2005

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Salem, VA	$3,337	$-	$915	$2,422	$3,337	$735	2020
Sandston, VA	722	-	102	620	722	491	2005
Spotsylvania, VA	1,290	-	490	800	1,290	634	2005
Springfield, VA	4,257	-	2,969	1,288	4,257	749	2013
Stephens City, VA	2,918	-	515	2,403	2,918	83	2024
Woodstock, VA	611	-	354	257	611	76	2020
Rutland, VT	4,885	-	1,434	3,451	4,885	43	2024
Shelburne, VT	4,602	-	1,448	3,154	4,602	105	2024
Williston, VT	3,956	-	1,537	2,419	3,956	349	2021
Auburn, WA	3,023	-	1,966	1,057	3,023	598	2015
Bellevue, WA	1,724	-	885	839	1,724	476	2015
Chehalis, WA	1,176	-	313	863	1,176	536	2015
Colfax, WA	4,800	-	3,611	1,189	4,800	675	2015
Federal Way, WA	4,217	-	2,972	1,245	4,217	760	2015
Fife, WA	1,181	-	414	767	1,181	471	2015
Kent, WA	2,900	-	2,066	834	2,900	513	2015
Monroe, WA	2,791	-	1,555	1,236	2,791	718	2015
Port Orchard, WA	2,019	-	161	1,858	2,019	902	2015
Puyallup, WA	831	-	172	659	831	434	2015
Puyallup, WA	2,035	-	465	1,570	2,035	875	2015
Puyallup, WA	4,050	-	2,394	1,656	4,050	1,151	2015
Renton, WA	1,484	-	951	533	1,484	410	2015
Seattle, WA	717	-	193	524	717	285	2015
Seattle, WA	1,883	-	1,222	661	1,883	360	2015
Silverdale, WA	2,178	-	1,217	961	2,178	589	2015
Snohomish, WA	955	-	955	-	955	-	2015
South Bend, WA	760	-	121	639	760	339	2015
Tacoma, WA	671	-	671	-	671	-	2015
Tenino, WA	936	-	218	718	936	385	2015
Vancouver, WA	1,215	-	164	1,051	1,215	510	2015
Wilbur, WA	629	-	153	476	629	285	2015
Oshkosh, WI	1,525	-	212	1,313	1,525	59	2024
Inwood, WV	3,084	-	537	2,547	3,084	86	2024
Morgantown, WV	5,389	-	1,312	4,077	5,389	144	2024
Various	86,636	13,662	48,428	51,870	100,298	39,843	various
Total	$1,908,486	$64,506	$943,933	$1,029,059	$1,972,992	$308,062

a)
Initial cost of acquisition or leasehold investment represents the aggregate costs incurred during the year in which we purchased the property or leasehold interest.
b)
Cost capitalized subsequent to initial investment includes investments made in previously leased properties prior to their acquisition.
c)
Depreciation of real estate is computed on the straight-line method based upon the estimated useful lives of the assets, which generally range from 16 to 25 years for buildings and improvements, or the term of the lease if shorter. Leasehold interests are amortized over the remaining term of the underlying lease.

The aggregate cost for federal income tax purposes was approximately $2.1 billion as of December 31, 2024.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2024

(in thousands)

Borrower	Description	Location(s)	Interest Rate	Final Maturity Date		Periodic Payment Terms (a)	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	Brooklyn, NY	8.0%	7/2025		IO	$1,050	$1,050
Borrower B	Seller financing	East Islip, NY	9.0%	11/2024	(b)	P & I	743	611
Borrower C	Seller financing	Valley Cottage, NY	9.0%	10/2020	(b)	P & I	431	283
Borrower D	Seller financing	Norwalk, CT	9.0%	4/2022	(b)	P & I	319	247
Borrower E	Seller financing	Waterbury, CT	9.0%	2/2021	(b)	P & I	171	115
Borrower F	Seller financing	Bristol, CT	9.0%	5/2026		P & I	76	66
Borrower G	Seller financing	Hartford, CT	9.5%	2/2027		P & I	440	395
Borrower H	Seller financing	Middletown, CT	9.0%	5/2026		P & I	308	268
Borrower I	Seller financing	Plainville, CT	9.5%	3/2027		P & I	160	144
Borrower J	Seller financing	Simsbury, CT	9.0%	5/2026		P & I	192	167
Borrower K	Seller financing	Milford, CT	9.0%	3/2025		P & I	398	332
Borrower L	Seller financing	Fairfield, CT	9.0%	3/2025		P & I	390	325
Borrower M	Seller financing	Hartford, CT	9.0%	3/2024	(b)	P & I	70	56
Borrower N	Seller financing	Fairhaven, MA	9.0%	9/2020	(b)	P & I	458	298
Borrower O	Seller financing	Colonia, NJ	9.5%	7/2030		P & I	320	178
Borrower P	Seller financing	Glendale, NY	9.0%	7/2025		P & I	525	57
Borrower Q	Seller financing	Bayside, NY	9.5%	12/2029		P & I	320	301
Borrower R	Seller financing	Rochester, NY	9.0%	1/2025		P & I	174	144
Borrower S	Seller financing	Savona, NY	9.0%	2/2025		P & I	157	130
Borrower T	Seller financing	Rochester, NY	9.0%	10/2025		P & I	230	196
Borrower U	Seller financing	Greigsville, NY	9.0%	11/2025		P & I	200	171
Total Mortgage Loans							$7,132	$5,534

Notes Receivable:
Borrower A	Promissory Note	Various	8.1-8.5%	FL & NY	(c)		$-	$9,963
Borrower B	Promissory Note	Various	8.0-8.3%	Various, NY	(c)		-	8,633
Borrower C	Promissory Note	Various	7.2%	Delaware, OH	(c)		-	4,250
Borrower D	Promissory Note	CA	8.0%	Various, CA	(c)		-	699
Borrower E	Promissory Note	Various	9.0%	Various, CT	(c)		-	628
Total Notes Receivable							$-	$24,173

Allowance for credit losses							-	(253)
Total Mortgage and Notes Receivable							$7,132	$29,454

(a)
P & I = principal and interest paid monthly. IO = Interest only paid monthly with principal deferred.
(b)
Note is in the process of being refinanced or repaid.
(c)
Note for funding of capital improvements.

The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. We adopted ASU 2016-13 on January 1, 2020 using the modified retrospective method, under which we recorded a cumulative-effect adjustment as a charge to retained earnings of $0.3 million. As of December 31, 2024, 2023 and 2022, we had recorded an allowance for credit losses of $0.3 million, $0.2 million and $0.3 million, respectively, on these notes and mortgages receivable. In addition, during the year ended December 31, 2024, we recorded an allowance of $72 thousand and for the years ended December 31, 2023 and 2022, we recorded a credit of $97 thousand and $19 thousand, respectively, on these notes and mortgages receivable due to changes in expected economic conditions.

The summarized changes in the carrying amount of mortgage loans are as follows:

	2024	2023	2022
Balance at January 1,	$112,009	$34,313	$14,699
Additions:
New mortgage loans	24,943	122,029	21,242
Deductions:
Loan repayments	(107,040)	(43,909)	(1,221)
Collection of principal	(386)	(521)	(426)
Allowance for credit losses	(72)	97	19
Balance as of December 31,	$29,454	$112,009	$34,313

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2024

Exhibit Number	Description of Document	Location of Document

3.1	Articles of Incorporation of Getty Realty Holding Corp. (“Holdings”), now known as Getty Realty Corp., filed December 23, 1997.	Annexed as Appendix D to the Joint Proxy/Prospectus that is a part of the Company’s Registration Statement on Form S-4 filed on January 12, 1998 and incorporated herein by reference.

3.2	Articles Supplementary to Articles of Incorporation of Holdings, filed January 21, 1998.	Filed as Exhibit 3.2 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3.3	Amended and Restated By-Laws of Getty Realty Corp.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 31, 2024 and incorporated herein by reference.

3.4	Articles of Amendment of Holdings, changing its name to Getty Realty Corp., filed January 30, 1998.	Filed as Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3.5	Articles of Amendment of Holdings, filed August 1, 2001.	Filed as Exhibit 3.5 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

3.6	Articles Supplementary to Articles of Incorporation of Holdings, filed October 25, 2017.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2017 and incorporated herein by reference.

3.7	Articles of Amendment to Articles of Incorporation of Getty Realty Corp. filed May 17, 2018.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 18, 2018 and incorporated herein by reference.

3.8	Articles Supplementary to Articles of Incorporation of Holdings, filed February 24, 2022.	Filed as Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference.
3.9	Articles of Amendment of Holdings, filed April 28, 2022.	Filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on April 28, 2022 and incorporated herein by reference.

4.1	Dividend Reinvestment/Stock Purchase Plan.	Included under the heading “Description of Plan” on pages 5 through 18 of the Company’s Registration Statement on Form S-3D filed on April 22, 2004 and incorporated herein by reference.

4.2	Description of Securities.	Filed herewith.

10.1*	Retirement and Profit Sharing Plan (restated as of December 1, 2012).	Filed as Exhibit 10.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 and incorporated herein by reference.

10.2*

Amended and Restated Supplemental Retirement Plan for Executives of the Getty Realty Corp. and Participating Subsidiaries (adopted by the Company on December 16, 1997 and amended and restated effective January 1, 2009).

Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2018 and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.4*	Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021 and incorporated herein by reference.

10.5*	Form of Restricted Stock Unit Grant Award under the 2004 Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on July 29, 2021 and incorporated herein by reference.

10.6

Second Amended and Restated Credit Agreement, dated as of October 27, 2021, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10.7***

First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2022, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.57 to the Company’s Annual Report on form 10-K filed February 23, 2023 and incorporated herein by reference.

10.8***

Third Amended and Restated Credit Agreement, dated as of January 23, 2025, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent,and the other agents and lenders party thereto.

Filed herewith.

10.9

Term Loan Agreement, dated October 17, 2023, among Getty Realty Corp. and Bank of America, N.A., as Administrative Agent and BofA Securities, Inc., J.P. Morgan Chase Bank, N.A., TD Bank, N.A., and Capital One, N.A. as joint lead arrangers

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2023 and incorporated herein by reference.

10.10***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., {Barings} and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10.11***	Seventh Amended and Restated Note Purchase and Guarantee Agreement, dated as of November 21, 2024, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed herewith.

10.12***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and American General Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference.

10.13***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and Massachusetts Mutual Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference.

10.14***	Amended and Restated Note Purchase and Guarantee Agreement dated as of November 21, 2024 among Getty Realty Corp. and New York Life Insurance Company and certain of its affiliates.	Filed herewith.

Exhibit Number	Description of Document	Location of Document

10.15

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

Goldman Sachs & Co. LLC, KeyBanc Capital Markets Inc.,

Robert W. Baird & Co. Incorporated, BTIG, LLC, Capital

One Securities, Inc., JMP Securities LLC, TD Securities

(USA) LLC, and The Toronto-Dominion Bank

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 24, 2023 and incorporated herein by reference.

10.16

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

Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 16, 2024 and incorporated herein by reference.

10.17	Form of Master Forward Confirmation	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on February 16, 2024 and incorporated herein by reference.

10.18

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

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 31, 2024 and incorporated herein by reference.
10.19	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and Bank of America, N.A.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on July 31, 2024, and incorporated herein by reference.

10.20	Forward Confirmation, dated February 28, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on July 31, 2024 and incorporated herein by reference.

10.21	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and KeyBanc Capital Markets Inc.	Filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on July 31, 2024 and incorporated herein by reference.

10.22	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and Bank of America, N.A.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on August 9, 2024 and incorporated herein by reference.

10.23	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on August 9, 2024 and incorporated herein by reference.

10.24	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and KeyBanc Capital Markets Inc.	Filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on August 9, 2024 and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

19	Insider trading policy.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	Filed herewith.

101.INS	Inline XBRL Instance Document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

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

The exhibits listed in this Exhibit Index which were filed or furnished with this Annual Report on Form 10-K filed with the Securities and Exchange Commission are available upon payment of a $25 fee per exhibit, upon request from us, by writing to Investor Relations addressed to Getty Realty Corp., 292 Madison Avenue, 9th Floor, New York, NY 10017. Our website address is www.gettyrealty.com. Our website contains a hyperlink to the EDGAR database of the Securities and Exchange Commission at www.sec.gov where you can access, free-of-charge, each exhibit that was filed or furnished with this Annual Report on Form 10-K.

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
February 13, 2025

By:	/s/ Eugene Shnayderman
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ Christopher J. Constant	By:	/S/ Milton Cooper
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 13, 2025		Milton Cooper Director February 13, 2025

By:	/S/ Philip E. Coviello	By:	/S/ Howard Safenowitz
	Philip E. Coviello Director February 13, 2025		Howard Safenowitz Director and Chairman of the Board February 13, 2025

By:	/S/ Mary Lou Malanoski	By:	/S/ Evelyn Infurna
	Mary Lou Malanoski Director February 13, 2025		Evelyn Infurna Director February 13, 2025