Form 10-Q
period 2025-03-31
GETTY REALTY CORP /MD/
filed 2025-04-24
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

The registrant had outstanding 55,441,949 shares of common stock as of April 24, 2025.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2025	2024
ASSETS:
Real Estate:
Land	$947,414	$943,800
Buildings and improvements	1,032,694	1,028,799
Lease intangible assets	170,247	171,129
Investment in direct financing leases, net	42,322	43,416
Construction in progress	83	96
Real estate held for use	2,192,760	2,187,240
Less accumulated depreciation and amortization	(364,206)	(350,626)
Real estate held for use, net	1,828,554	1,836,614
Real estate held for sale, net	200	243
Real estate, net	1,828,754	1,836,857
Notes and mortgages receivable	30,706	29,454
Cash and cash equivalents	6,292	9,484
Restricted cash	4,097	4,133
Deferred rent receivable	63,502	61,553
Accounts receivable	1,990	2,509
Right-of-use assets - operating	11,840	12,368
Right-of-use assets - finance	96	107
Prepaid expenses and other assets	22,358	17,215
Total assets	$1,969,635	$1,973,680
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$157,500	$82,500
Term Loan, net	—	148,951
Senior Unsecured Notes, net	748,287	673,511
Environmental remediation obligations	20,593	20,942
Dividends payable	26,853	26,541
Lease liability - operating	13,057	13,612
Lease liability - finance	268	330
Accounts payable and accrued liabilities	41,957	45,210
Total liabilities	1,008,515	1,011,597
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 55,441,379 and 55,027,144 shares issued and outstanding, respectively	554	550
Accumulated other comprehensive income (loss)	(2,237)	(1,864)
Additional paid-in capital	1,099,862	1,088,390
Dividends paid in excess of earnings	(137,059)	(124,993)
Total stockholders’ equity	961,120	962,083
Total liabilities and stockholders’ equity	$1,969,635	$1,973,680

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2025	2024
Revenues:
Revenues from rental properties	$51,706	$47,215
Interest on notes and mortgages receivable	624	1,755
Total revenues	52,330	48,970
Operating expenses:
Property costs	1,982	3,703
Impairments	1,169	1,280
Environmental	116	(17)
General and administrative	6,926	6,656
Depreciation and amortization	16,041	12,652
Total operating expenses	26,234	24,274

Gains on dispositions of real estate	328	1,044

Operating income	26,424	25,740

Other income, net	94	118
Interest expense	(11,732)	(9,135)
Net earnings	$14,786	$16,723

Basic net earnings per common share:	$0.25	$0.30

Diluted net earnings per common share:	$0.25	$0.30

Weighted average common shares outstanding:
Basic	55,062	53,961
Diluted	55,191	53,969

Comprehensive income:
Net earnings	14,786	16,723

Unrealized (loss) gain on cash flow hedges	(519)	2,548
Cash flow hedge expense (income) reclassified to interest expense	146	(100)
Total other comprehensive (loss) income	(373)	2,448

Comprehensive income	$14,413	$19,171

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$14,786	$16,723
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	16,041	12,652
Impairments	1,169	1,280
Gains on dispositions of real estate	(328)	(1,044)
Deferred rent receivable	(1,949)	(1,546)
Amortization of intangible market lease assets and liabilities and lease incentives	121	(379)
Amortization of investment in direct financing leases	1,093	1,606
Amortization of debt issuance costs	1,405	563
Accretion expense	97	124
Stock-based compensation expense	1,613	1,369
Changes in assets and liabilities:
Accounts receivable	519	2,248
Prepaid expenses and other assets	(1,744)	506
Environmental remediation obligations	(1,049)	(1,361)
Accounts payable and accrued liabilities	(3,097)	(2,790)
Net cash flow provided by operating activities	28,677	29,951
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(10,012)	(85,326)
Capital expenditures	(50)	(182)
Addition to construction in progress	14	(430)
Proceeds from dispositions of real estate	249	1,089
Deposits for property acquisitions	(150)	3,231
Issuance of notes and mortgages receivable	(1,078)	(12,713)
Collection of notes and mortgages receivable	239	57,537
Net cash flow used in investing activities	(10,788)	(36,794)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	300,000	60,000
Repayments of Credit Facility	(225,000)	(20,000)
Proceeds from Senior Unsecured Notes	125,000	—
Repayment of Term Loan	(150,000)	—
Repayments of Senior Unsecured Notes	(50,000)	—
Payments of finance lease liability	(62)	(59)
Payments of cash dividends	(26,524)	(24,834)
Payments of debt issuance costs	(4,337)	—
Security deposits received (refunded)	(41)	385
Payments in settlement of restricted stock units	(1,165)	(890)
Proceeds from issuance of common stock, net - equity offering	(2)	(48)
Proceeds from issuance of common stock, net - ATM Program	11,014	(66)
Net cash flow (used in) provided by financing activities	(21,117)	14,488
Change in cash, cash equivalents and restricted cash	(3,228)	7,645
Cash, cash equivalents and restricted cash at beginning of period	13,617	5,286
Cash, cash equivalents and restricted cash at end of period	$10,389	$12,931

	Three months ended March 31,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$9,887	$9,621
Income taxes	402	368
Environmental remediation obligations	842	1,066
Non-cash transactions
Dividends declared but not yet paid	$26,853	$24,952
Issuance of notes and mortgages receivable related to property dispositions	225	—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1. — DESCRIPTION OF BUSINESS

Getty Realty Corp. (“Getty Realty,” “we,” “us,” “our’ and the “Company”), a Maryland corporation, is a publicly traded, net lease real estate investment trust (“REIT”) specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our predecessor was founded in 1955 and our common stock was listed on the New York Stock Exchange (“NYSE”) in 1997. Unless otherwise expressly stated or the context otherwise requires, the “Company,” “we,” “us,” and “our” as used herein refer to Getty Realty and its owned and controlled subsidiaries.

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,119 properties as of March 31, 2025 are located in 42 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate. Our Company is headquartered in New York, New York.

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

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, intangible market lease assets and liabilities, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. When we enter into sale-leaseback transactions with intangible market lease assets and liabilities, the intangibles will be accounted for as prepaid rent receivables or prepaid rent liabilities, respectively. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other considerations, capitalization rates, market rental rates, rent coverage ratios, and land comparables.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three months ended March 31, 2025 and 2024, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of March 31, 2025 and December 31, 2024, the allowance for credit losses on notes and mortgages receivable was $0.3 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period pursuant to purchase options at our election. During the three months ended March 31, 2025, we funded $1.1 million and, as of March 31, 2025, had outstanding $10.6 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although we will consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire from tenants real estate assets that are under construction and commit to provide additional funding during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. As of March 31, 2025, we had a total of $14.2 million of such investments outstanding and recorded in notes and mortgages receivable.

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

The present value of the difference between the fair market rent and the contractual rent for leases at the time properties are acquired is amortized into revenues from rental properties over the remaining terms of the in-place leases. Lease termination fees are recognized as other income when earned upon the termination of a tenant’s lease and relinquishment of space in which we have no further obligation to the tenant.

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

We recorded impairments aggregating $1.2 million and $1.3 million for the three months ended March 31, 2025, and 2024, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based on estimated sales prices from third-party offers, including signed contracts, letters of intent, or indicative bids (for which we do not have access to the unobservable inputs) used to determine these estimated fair values, and/or consideration of the estimated amount currently required to replace the asset, as adjusted for obsolescence, and resulted in $0.7 million and $0.9 million of impairment charges during the three months ended March 31, 2025 and March 31, 2024, respectively. During the three months ended March 31, 2025 and 2024, the remaining impairments of $0.5 million and $0.4 million, respectively, were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. Impairments relating to properties that were previously disposed of by us, included in the amounts above, were $0.2 million for each of the three months ended March 31, 2025 and 2024.

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

Environmental Remediation Obligations

We record the fair value of an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contamination at each property. The accrued liability is the aggregate of our estimate of the fair value of cost for each component of the liability. The accrued liability is net of estimated recoveries from state underground storage tank (“UST”) remediation funds considering estimated recovery rates developed from prior experience with the funds. Net environmental liabilities are currently measured based on their expected future cash flows which have been adjusted for inflation and discounted to present value. We accrue for environmental liabilities that we believe are allocable to other potentially responsible parties if it becomes probable that the other parties will not pay their environmental remediation obligations. For additional information regarding environmental obligations, see Note 7 – Environmental Obligations.

Income Taxes

We file a federal income tax return on which we consolidate our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns for the years 2021, 2022 and 2023, and tax returns which will be filed for the year ended 2024, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

NOTE 3. — LEASES

As Lessor

As of March 31, 2025, we owned 1,088 properties and leased 31 properties from third-party landlords. These 1,119 properties are located in 42 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties for the three months ended March 31, 2025 and 2024, were $51.7 million and $47.2 million, respectively, including base rental income of $49.6 million and $43.9 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were $0.7 million and $0.3 million for the three months ended March 31, 2025 and 2024, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $1.1 million and $2.8 million for the three months ended March 31, 2025 and 2024, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of March 31, 2025 and December 31, 2024 are as follows (in thousands):

	March 31, 2025	December 31, 2024
Lease payments receivable	$51,509	$53,897
Unguaranteed residual value	7,568	7,568
Unearned Income	(16,200)	(17,494)
Allowance for credit losses	(555)	(555)
Total	$42,322	$43,416

In accordance with ASU 2016-13, as of March 31, 2025 and December 31, 2024, we had recorded an allowance for credit losses of $0.6 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of March 31, 2025 and December 31, 2024, no material balances of our investments in direct financing leases were past due.

Minimum Rents Due

As of March 31, 2025, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2025	$143,183	$7,266
2026	192,640	9,869
2027	187,413	10,089
2028	178,899	9,799
2029	176,671	8,425
Thereafter	1,283,911	6,061
Total	$2,162,717	$51,509

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

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2025
Assets
Right-of-use assets - operating	$11,840
Right-of-use assets - finance	96
Total lease assets	$11,936
Liabilities
Lease liability - operating	$13,057
Lease liability - finance	268
Total lease liabilities	$13,325

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	7.0
Finance leases	2.9
Weighted-average discount rate:
Operating leases (a)	4.67%
Finance leases	13.50%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

March 31, 2025
Operating lease cost	$690
Finance lease cost
Amortization of leased liabilities	62
Interest on lease liabilities	7
Short-term lease cost	—
Total lease cost	$759

The following presents supplemental cash flow information related to our leases (in thousands):

March 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$718
Operating cash flows for finance leases	7
Financing cash flows for finance leases	62

As of March 31, 2025, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2025	$2,091	$146
2026	2,661	148
2027	2,241	-
2028	2,110	—
2029	1,851	—
Thereafter	4,578	—
Total lease payments	15,532	294
Less: amount representing interest	(2,475)	(26)
Present value of lease payments	$13,057	$268

Major Tenants

As of March 31, 2025 and 2024, we had two significant tenants by revenue:

	March 31, 2025		March 31, 2024
	Number of properties	% of Total Revenues	Number of properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	12%	150	14%
Global Partners LP (NYSE: GLP)	128	11%	150	15%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased these properties. As of March 31, 2025, 291 of the properties we own or lease were previously leased to Marketing, of which 268 properties are subject to long-term triple-net leases across 11 separate portfolios, and 22 properties are leased as single unit triple-net leases (in addition, one property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of March 31, 2025, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 6.8 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Certain of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of March 31, 2025, we have a remaining commitment to fund up to $4.5 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue on our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. Accordingly, through March 31, 2025, we have removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.4 million (net of accumulated amortization of $2.6 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2025 and December 31, 2024, we had $0.1 million accrued for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for additional matters. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Facility and our Senior Unsecured Notes are as follows ($ in thousands):

	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
Credit Facility (a)	January 2029	6.11%	$157,500	$82,500
Term Loan	October 2025	6.13%	—	150,000
Series C Note	February 2025	4.75%	—	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			907,500	907,500
Unamortized debt issuance costs, net (b)			(6,090)	(3,158)
Total debt, net			$901,410	$904,342

(a)
Amounts borrowed under the Credit Facility include $150.0 million subject to interest rate swaps that fixed SOFR at a weighted average of 4.73% over a maximum period ending October 2026. Including the impact of the swaps, the effective interest rate for $150.0 million borrowings was 6.13% based on our consolidated total indebtedness.
(b)
Unamortized debt issuance costs related to the Credit Facility were $4.4 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Credit Facility

In January 2025, we entered into a third amended and restated credit agreement (as amended, the “Third Restated Credit Agreement”). The Third Restated Credit Agreement provides for an unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $450.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Credit Facility.

The Credit Facility matures in January 2029, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Credit Facility.

Term Loan

In October 2023, we entered into a term loan credit agreement (the “Term Loan Agreement”) that provided for a senior unsecured term loan (the "Term Loan") in an aggregate principal amount of $150.0 million. The Term Loan was to mature in October 2025, subject to one twelve-month extension exercisable at our option.

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations.

Senior Unsecured Notes

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of March 31, 2025 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D

Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.765% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of March 31, 2025 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of March 31, 2025 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of March 31, 2025 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In June, 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, Series Q Notes, Series R Notes, Series S Notes and Series T Notes are collectively referred to as the "Senior Unsecured Notes".

Covenants

The Third Restated Credit Agreement and Senior Unsecured Notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Third Restated Credit Agreement and Senior Unsecured Notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Senior Unsecured Notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Third Restated Credit Agreement and Senior Unsecured Notes, and could result in the acceleration of our indebtedness outstanding under the Credit Facility and Senior Unsecured Notes. We may be prohibited from drawing funds under the Credit Facility if there is any event or condition that constitutes an event of default under the Second Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Second Restated Credit Agreement.

As of March 31, 2025, we were in compliance with all of the material terms of the Third Restated Credit Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Credit Facility	Senior Unsecured Notes	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	100,000	100,000
2029 (a)	157,500	175,000	332,500
Thereafter	—	475,000	475,000
Total	$157,500	$750,000	$907,500

(a)
The Credit Facility matures in January 2029. Subject to the terms of the Third Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six-month periods (for a total of 12 months).

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

In October 2023, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $75.0 million of outstanding variable-rate borrowings over a maximum period ending October 2026. Also, in October 2023, we entered into forward-starting interest rate swap agreements to hedge against changes in interest rates from the trade date through the projected issuance date of $75.0 million of additional variable-rate borrowings, and to hedge against changes in future cash flows resulting from changes in interest rates on the additional $75.0 million of variable-rate borrowings over a maximum period ending October 2026. During the next twelve months, we estimate that $1.2 million will be reclassified from accumulated other comprehensive income to interest expense.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of March 31, 2025 and December 31, 2024 ($ in thousands):

						Fair Value of Liability
						March 31,	December 31,
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	2025	2024
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/19/2026	$(1,198)	$(1,024)
Swap	4.66%	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/19/2026	(1,039)	(840)

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2025	2024
Accumulated other comprehensive (loss) income	$(373)	$2,448

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of March 31, 2025, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties. There were no removals of unknown reserve liabilities for the three months ended March 31, 2025.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use were fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.8 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of March 31, 2025.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2025, we had accrued a total of $20.6 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.8 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.1 million of net accretion expense was recorded for each of the three months ended March 31, 2025 and 2024 and included in environmental expenses. In addition, during the three months ended March 31, 2025 and 2024, we recorded credits to environmental expenses aggregating $0.2 million and $0.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. For the three months ended March 31, 2025 and 2024, changes in environmental estimates aggregating $35 thousand and $37 thousand, respectively, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During each of the three months ended March 31, 2025 and 2024, we increased the carrying values of certain of our properties by $0.6 million due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the three months ended March 31, 2025 and 2024, were $0.5 million and $0.7 million, respectively. Capitalized asset retirement costs were $33.1 million (consisting of $25.0 million of known environmental liabilities and $8.1 million of reserves for future environmental liabilities) as of March 31, 2025, and $33.2 million (consisting of $25.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of December 31, 2024. We recorded impairment charges aggregating $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, for capitalized asset retirement costs.

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

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2025 and 2024 is as follows (in thousands except per share amounts):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income (loss)	Capital	of Earnings	Total
Balance, December 31, 2024	55,027	$550	$(1,864)	$1,088,390	$(124,993)	$962,083
Net earnings	—	—	—	—	14,786	14,786
Accumulated other comprehensive income	—	—	(373)	—	—	(373)
Dividends declared — $0.47 per share	—	—	—	—	(26,852)	(26,852)
Shares issued pursuant to ATM Program, net	407	4	—	11,008	—	11,012
Shares issued pursuant to dividend reinvestment	—	—	—	16	—	16
Stock-based compensation and settlements	7	—	—	448	—	448
Balance, March 31, 2025	55,441	$554	$(2,237)	$1,099,862	$(137,059)	$961,120

Balance, December 31, 2023	53,953	$540	(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings					16,723	16,723
Accumulated other comprehensive income	—	—	2,448	—	—	2,448
Dividends declared — $0.45 per share	—	—	—	—	(24,952)	(24,952)
Shares issued pursuant to equity offering, net	—	—	—	(48)	—	(48)
Shares issued pursuant to ATM Program, net	—	—	—	(66)	—	(66)
Shares issued pursuant to dividend reinvestment	—	—	—	15	—	15
Stock-based compensation and settlements	14	—	—	480	—	480
Balance, March 31, 2024	53,967	$540	$(1,573)	$1,053,510	$(102,325)	$950,152

On March 1, 2025, our Board of Directors granted 293,605 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2024, our Board of Directors granted 271,250 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements, typically within 12 months, via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $121.2 million.

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

ATM Direct Issuances

During the three months ended March 31, 2025 and March 31, 2024, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the three months ended March 31, 2025, we settled 406,727 shares and realized net proceeds of $11.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. We expect to settle outstanding forward sales agreements, typically within 12 months of the respective agreement dates, via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	—	$11,014	$—
Three Months Ended December 31, 2024	992,696	—	992,696	—	32,277
Total	1,399,423	406,727	992,696	$11,014	$32,277

	For the Three Months Ended March 31, 2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	217,561	—	217,561	$—	$7,609
Three Months Ended December 31, 2023	831,489	—	831,489	—	24,561
Total	1,049,050	—	1,049,050	$—	$32,170

Dividends

For the three months ended March 31, 2025, we paid regular quarterly dividends of $26.5 million or $0.47 per share. For the three months ended March 31, 2024, we paid regular quarterly dividends of $24.8 million or $0.45 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2025 and 2024, we issued 553 and 532 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $16 thousand and $15 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $1.6 million and $1.4 million for the three months ended March 31, 2025 and 2024, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended March 31,
	2025	2024
Net earnings	$14,786	$16,723
Less dividend equivalents attributable to RSUs outstanding	(795)	(667)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$13,991	$16,056
Weighted average common shares outstanding:
Basic	55,062	53,961
Incremental shares from stock-based compensation	38	8
Incremental shares from Equity Offering forward agreements	80	—
Incremental shares from ATM Program forward agreements	11	—
Diluted	55,191	53,969
Basic earnings per common share	$0.25	$0.30
Diluted earnings per common share	$0.25	$0.30

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of March 31, 2025 and at December 31, 2024, the carrying value of the borrowings under the Credit Facility approximated fair value. As of March 31, 2025 and December 31, 2024, the fair value of the borrowings under our Senior Unsecured Notes was $685.1 million and $601.6 million, respectively. The fair value of the borrowings outstanding as of March 31, 2025 and December 31, 2024 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2025, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these liability instruments was $2.2 million and is included in accounts payable and accrued liabilities, net on our consolidated balance sheet as of March 31, 2025.

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

The following summarizes as of March 31, 2025, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,033	$—	$—	$2,033
Liabilities:
Deferred compensation	$—	$2,033	$—	$2,033

The following summarizes as of December 31, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,853	$—	$—	$1,853
Liabilities:
Deferred compensation	$—	$1,853	$—	$1,853

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2025 and December 31, 2024, of $1.4 million and $2.0 million, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2025, one property met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Land	$93	$133
Buildings and improvements	118	164
	211	297
Accumulated depreciation and amortization	(11)	(54)
Real estate held for sale, net	$200	$243

During the three months ended March 31, 2025, we sold two properties resulting in an aggregate gain of $0.3 million which is included in gains on dispositions of real estate on our consolidated statements of operations. We also received funds from property condemnations resulting in a loss of $15 thousand which is included in gains on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2025

During the three months ended March 31, 2025, we acquired interests in five properties for an aggregate purchase price of $10.0 million (including amounts funded in prior periods) as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes	1	$4,074	$845	$2,822	$407	$—	$—
Auto service centers (a)	1	1,450	1,450	—	—	—	—
Drive-thru QSRs	3	4,488	1,582	2,422	484	—	—
Total	5	$10,012	$3,877	$5,244	$891	$—	$—

(a)
Includes one property that was acquired for the construction of a new-to-industry auto service center by our tenant and for which we committed to provide additional funding to complete the development of the property. All subsequent fundings made during the construction period will be recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments will be recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the constructed assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating lease.

2024

During the three months ended March 31, 2024, we acquired interests in 22 properties for an aggregate purchase price of $85.3 million (including amounts funded in prior periods) as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes (a)	12	$61,011	$13,262	$41,869	$6,386	$—	$(506)
Convenience stores	1	7,592	2,496	4,394	702	—	—
Auto service centers	7	13,677	3,205	6,675	1,661	2,136	—
Drive-thru QSRs	2	3,046	523	2,050	473	—	—
Total	22	$85,326	$19,486	$54,988	$9,222	$2,136	$(506)

(a)
Includes six properties that were acquired during the year ended December 31, 2023 while under construction and accounted for as finance receivables as they did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction periods were recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments were recorded within interest on notes and mortgages receivable on our consolidated statements of operations. During the three months ended March 31, 2024, at the end of their respective construction periods, we recognized the purchase of the assets, removed the finance receivables from our consolidated balance sheets, and began to record rental income from the operating leases. These acquisitions also included provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

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

The CODM is responsible for overseeing our operations and making key strategic decisions, including the allocation of resources, evaluating financial performance, and determining the overall direction of our Company. The CODM receives consolidated financial and operational data to assess performance and make these decisions. Our measure of segment profit or loss is net earnings. The CODM also reviews significant expenses associated with the Company’s single reportable segment which are presented on our consolidated statements of operations.

The CODM reviews net earnings and the relevant components thereof that are directly reflected on our consolidated statements of operations. The CODM is also regularly provided the reportable segment level asset information, real estate held for use, which is directly reflected on our consolidated balance sheets. Refer to the descriptions below for further details:

•
Net earnings: this metric represents the total profit after accounting for all revenues, expenses and other costs. It reflects our overall financial performance and profitability. Net earnings used by our CODM to identify underlying trends in the performance of our business and make comparisons with the financial performance of our competitors. Net earnings are reported on our consolidated statement of operations and comprehensive income.
•
Revenue from rental properties: a component of net earnings, this balance represents the total income derived from long-term, triple-net leases with tenants. It is the primary source of revenue for us and reflects the effectiveness of our real estate portfolio in generating rental income. Revenue from rental properties is reported in the revenue section on our consolidated statement of operations and comprehensive income.
•
Total operating expenses: a component of net earnings, operating expenses include all costs related to the maintenance and management of the properties, including property costs and general and administrative expenses. These expenses are critical to maintaining the portfolio’s long-term profitability and are disclosed under the operating expenses section on our consolidated statement of operations and comprehensive Income.
•
Real estate held for use: this total represents the value of properties that we actively use to generate rental income. It is a core asset-based metric and a key driver of our long-term growth. Managing real estate held for use is essential for value appreciation and strategic portfolio management, which enables us to make informed decisions regarding acquisitions, divestitures, and overall asset allocation to support sustainable growth and are disclosed in the real estate section on our consolidated balance sheets.

NOTE 14. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2025, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2025, through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Quarterly Report on Form 10-Q may constitute “forward-looking statements” within the meaning of the federal securities laws that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Quarterly Report on Form 10-Q.

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding:

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
•
impact of global political and economic uncertainties, including changes in tariff policies and trade relationships, geopolitical conflicts, and public health crises, and their potential effects on our operations, tenant performance, and financial condition;
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

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q as such risk factors may be updated from time to time in our public filings. Such risks and uncertainties were derived based on numerous important assumptions, which may not be realized, and may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. New risk factors and uncertainties may also emerge from time to time, and there can be no assurance that we have identified all risks and uncertainties that may affect it.

As a result of these and other factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results, our growth or reinvestment strategies, our ability to pay dividends or stock price. An investment in our stock involves various risks, including those mentioned above and elsewhere in our Annual Report on Form 10-K, this Quarterly Report on Form 10-Q and those that are described from time to time in our other filings with the SEC.

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. As of March 31, 2025, our portfolio included 1,119 properties, including 1,088 properties owned by us and 31 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,119 properties are located in 42 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retail uses, including drive-thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of March 31, 2025, we leased 1,115 of our properties to tenants under triple-net leases, including 912 properties leased under 51 separate unitary or master triple-net leases, and 203 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of March 31, 2025, our weighted average remaining lease term, excluding renewal options, was 10.0 years.

Substantially all of our properties are leased on triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Significant number of our tenants depend on the same industry for their revenues” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

As of March 31, 2025, we also had three properties vacant and one property under redevelopment.

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

During the three months ended March 31, 2025, we invested $11.1 million across six properties, including the acquisition of three drive-thru quick service restaurants, one express tunnel car wash and one auto service center.

During the three months ended March 31, 2024, we invested $40.6 million (net of amounts funded in prior periods) across 35 properties, including the acquisition 12 express tunnel car washes, seven auto service centers, two drive-thru quick service restaurants, and one convenience store.

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

As of March 31, 2025, we had one property under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2025	2024
Net earnings	$14,786	$16,723
Depreciation and amortization of real estate assets	16,041	12,652
Gains on dispositions of real estate	(328)	(1,044)
Impairments	1,169	1,280
Funds from operations (FFO)	31,668	29,611
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,949)	(1,546)
Amortization of intangible market lease assets and liabilities, net	(81)	(126)
Amortization of investment in direct financing leases	1,093	1,606
Amortization of lease incentives	202	(253)
Total revenue recognition adjustments	(735)	(319)
Environmental Adjustments
Accretion expense	97	124
Changes in environmental estimates	(208)	(295)
Environmental litigation accruals	—	—
Insurance reimbursements	(43)	(65)
Legal settlements and judgments	—	(41)
Total environmental adjustments	(154)	(277)
Other Adjustments
Stock-based compensation expense	1,613	1,369
Amortization of debt issuance costs	1,405	563
Retirement and severance costs	—	456
Total other adjustments	3,018	2,388
Adjusted funds from operations (AFFO)	$33,797	$31,403

Basic per share amounts:
Net earnings	$0.25	$0.30
FFO (a)	0.56	0.53
AFFO (a)	0.60	0.57
Diluted per share amounts:
Net earnings	$0.25	$0.30
FFO (a)	0.56	0.53
AFFO (a)	0.59	0.57
Weighted average common shares outstanding:
Basic	55,062	53,961
Diluted	55,191	53,969

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2025	2024
FFO	$944	$792
AFFO	1,008	839

Results of Operations

Three months ended March 31, 2025, compared to the three months ended March 31, 2024

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Revenues:
Revenues from rental properties	$51,706	$47,215	$4,491
Interest on notes and mortgages receivable	624	1,755	(1,131)

Operating expenses:
Property costs	1,982	3,703	(1,721)
Impairments	1,169	1,280	(111)
Environmental	116	(17)	133
General and administrative	6,926	6,656	270
Depreciation and amortization	16,041	12,652	3,389

Other items:
Gains on dispositions of real estate	328	1,044	(716)
Interest expense	11,732	9,135	2,597

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Rental income	$49,863	$44,056	$5,807
Revenue recognition adjustments	735	319	416
Tenant reimbursement income	1,108	2,840	(1,732)
Total revenues from rental properties	51,706	47,215	4,491

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

Tenant reimbursements consist of real estate taxes and other municipal charges paid by us which are reimbursable by our tenants pursuant to the terms of triple-net lease agreements. The decrease in tenant reimbursement income was driven by a decrease in reimbursable real estate taxes due from our tenants as we transitioned certain tenants to paying real estate taxes due directly to the applicable taxing authorities.

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was due to a decrease in average notes and mortgages receivables outstanding as collections of notes and mortgages receivable for completed development funding projects offset incremental development funding advances for the construction of new-to-industry properties.

Property Costs

The following table presents the results for property costs for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024 (in thousands):

	For the Three Months Ended March 31,
	2025	2024	$ Change
Property operating expenses	$1,824	$3,639	$(1,815)
Leasing and redevelopment expenses	158	64	94
Total property costs	1,982	3,703	(1,721)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes directly to the applicable taxing authorities, as well as lower rent expense. The increase in leasing and redevelopment expenses was primarily due to an increase in professional fees related to leasing activities for potential redevelopment projects.

Impairments

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2025 and 2024 were attributable to the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values. Impairment charges for the three months ended March 31, 2025 also included reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The change in environmental expenses was primarily due to higher legal fees and changes in environmental estimates. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to increases in employee-related expenses, professional fees, and certain deal pursuit costs, partially offset by decreases in non-recurring retirement and severance costs and information technology expenses.

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

Gains on Dispositions of Real Estate

The gains on dispositions of real estate were primarily due to the disposition of two properties during the three months ended March 31, 2025 and one property during the three months ended March 31, 2024.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended March 31, 2025, as compared to the three months ended March 31, 2024.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt, environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions.

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Credit Facility, proceeds from Senior Unsecured Notes, proceeds from the settlement of shares of common stock subject to forward sales agreements under our Equity Offering and ATM Program, and available cash and cash equivalents.

As of March 31, 2025, we had $292.5 million of availability under our Credit Facility, 5.0 million shares of common stock subject to forward sales agreements which are anticipated to generate approximately $153.4 million of gross proceeds upon settlement, and available cash and cash equivalents of $6.3 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the three months ended March 31, 2025 and 2024, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2025	2024	$ Change
Net cash flow provided by operating activities	$28,677	$29,951	$(1,274)
Net cash flow used in investing activities	(10,788)	(36,794)	26,006
Net cash flow (used in) provided by financing activities	(21,117)	14,488	(35,605)

Operating Activities

The change in net cash flow provided by operating activities for the three months ended March 31, 2025 and 2024 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The decrease in net cash flow used in investing activities was primarily due to a $75.3 million decrease in property acquisitions and an $11.6 million decrease in issuance of notes and mortgages receivable, partially offset by a $57.3 million decrease in collections of notes and mortgages receivable.

Financing Activities

The increase in net cash flow used in financing activities was primarily due to the repayments of our $150.0 million Term Loan and $50.0 million Series C Notes, partially offset by the issuance of $125.0 million of new Senior Unsecured Notes, an increase of $35.0 million in net borrowings under the Credit Facility, and an increase in net proceeds from the issuance of common stock under the ATM Program of $11.1 million.

Credit Facility

In January 2025, we entered into a third amended and restated credit agreement (as amended, the “Third Restated Credit Agreement”). The Third Restated Credit Agreement provides for an unsecured revolving credit facility (the “Credit Facility”) in an aggregate principal amount of $450.0 million and includes an accordion feature to increase the revolving commitments or add one or more tranches of term loans up to an additional aggregate amount not to exceed $300.0 million, subject to certain conditions, including one or more new or existing lenders agreeing to provide commitments for such increased amount and that no default or event of default shall have occurred and be continuing under the terms of the Credit Facility.

The Credit Facility matures in January 2029, subject to two six-month extensions (for a total of 12 months) exercisable at our option. Our exercise of an extension option is subject to the absence of any default and our compliance with certain conditions, including the payment of extension fees to the lenders under the Credit Facility.

Borrowings under the Credit Facility bear interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90%, or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period.

The per annum rate of the unused line fee on the undrawn funds under the Credit Facility is 0.15% to 0.25% based on our daily unused portion of the available Credit Facility.

Term Loan

In October 2023, we entered into a term loan credit agreement (the “Term Loan Agreement”) that provided for a senior unsecured term loan (the "Term Loan") in an aggregate principal amount of $150.0 million. The Term Loan was to mature in October 2025, subject to one twelve-month extension exercisable at our option.

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations.

Senior Unsecured Notes

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of March 31, 2025 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.765% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of March 31, 2025 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of March 31, 2025 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of March 31, 2025 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In June, 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, "MetLife") (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, Series Q Notes, Series R Notes, Series S Notes and Series T Notes are collectively referred to as the "Senior Unsecured Notes".

Debt Maturities

The amounts outstanding under our Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows ($ in thousands):

	Maturity Date	Interest Rate	March 31, 2025	December 31, 2024
Credit Facility (a)	January 2029	6.11%	$157,500	$82,500
Term Loan	October 2025	6.13%	—	150,000
Series C Note	February 2025	4.75%	—	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			907,500	907,500
Unamortized debt issuance costs, net (b)			(6,090)	(3,158)
Total debt, net			$901,410	$904,342

(a)
Amounts borrowed under the Credit Facility include $150.0 million subject to interest rate swaps that fixed SOFR at a weighted average of 4.73% over a maximum period ending October 2026. Including the impact of the swaps, the effective interest rate for $150.0 million borrowings was 6.13% based on our consolidated total indebtedness.
(b)
Unamortized debt issuance costs related to the Credit Facility were $4.4 million and $0.6 million as of March 31, 2025 and December 31, 2024, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements, typically within 12 months, via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $121.2 million.

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

ATM Direct Issuances

During the three months ended March 31, 2025 and March 31, 2024, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the three months ended March 31, 2025 we settled 406,727 shares and realized net proceeds of $11.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. We expect to settle outstanding forward sales agreements, typically within 12 months of the respective agreement dates, via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the three months ended March 31, 2025 and 2024 ($ in thousands):

	For the Three Months Ended March 31, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	—	$11,014	$—
Three Months Ended December 31, 2024	992,696	—	992,696	—	32,277
Total	1,399,423	406,727	992,696	$11,014	$32,277

	For the Three Months Ended March 31, 2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	217,561	—	217,561	$—	$7,609
Three Months Ended December 31, 2023	831,489	—	831,489	—	24,561
Total	1,049,050	—	1,049,050	$—	$32,170

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

It is also possible that instead of distributing 100% of our taxable income on an annual basis, we may decide to retain a portion of our taxable income and to pay taxes on such amounts as permitted by the Internal Revenue Service. Payment of dividends is subject to market conditions, our financial condition, including but not limited to, our continued compliance with the provisions of the Third Restated Credit Agreement, our Senior Unsecured Notes and other factors, and therefore is not assured. In particular, the Third Restated Credit Agreement and our Senior Unsecured Notes prohibit the payment of dividends during certain events of default.

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2025 were $26.5 million, or $0.47 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2024. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which is mainly the responsibility of our tenant but in certain cases partially paid for by us) and remediation of any environmental contamination that arises during the term of their tenancy. Our tenants are also responsible for their pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, as of March 31, 2025, we had removed $24.2 million of unknown reserve liabilities which had previously been accrued for these properties. There were no removals of unknown reserve liabilities for the three months ended March 31, 2025.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $11.8 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of March 31, 2025.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2025, we had accrued a total of $20.6 million for our prospective environmental remediation obligations. This accrual consisted of (i) $8.8 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (ii) $11.8 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.1 million of known reserve liabilities and (ii) $11.8 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.1 million of net accretion expense was recorded for each of the three months ended March 31, 2025 and 2024, respectively, which is included in environmental expenses. In addition, during the three months ended March 31, 2025 and 2024, we recorded credits to environmental expenses aggregating $0.2 million and $0.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During each of the three months ended March 31, 2025 and 2024, we increased the carrying values of certain of our properties by $0.6 million due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations was $0.5 million and $0.7 million for the three months ended March 31, 2025 and 2024, respectively. Capitalized asset retirement costs were $33.1 million (consisting of $25.0 million of known environmental obligations and $8.1 million of reserves for future environmental obligations related to preexisting unknown contamination) as of March 31, 2025, and $33.2 million (consisting of $25.0 million of known environmental obligations and $8.2 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2024. We recorded impairment charges aggregating $0.5 million and $0.4 million for the three months ended March 31, 2025 and 2024, respectively, for capitalized asset retirement costs.

For additional information regarding risks related to our potential environmental exposure, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations—“We incur significant operating costs and, from time to time, may have significant liability accruals as a result of environmental laws and regulations, which costs and accruals could significantly increase, and reduce our profitability or have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price” in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2025 and December 31, 2024, we had $0.1 million accrued for these matters which we believe were appropriate based on information then currently available. It is possible that our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which may result in our providing an accrual, or adjustments to the amounts recorded, for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of borrowings under our Credit Facility, which bears interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. Of the $157.5 million outstanding as of March 31, 2025 under the Credit Facility, $150.0 million is subject to interest rate swaps that fixed SOFR at a weighted average of 4.73% until October 2026. Including the impact of the swaps, the effective interest rate for these borrowings was 6.13% based on our consolidated total indebtedness as of March 31, 2025.

Based on the remaining outstanding variable borrowings under the Credit Facility of $7.5 million as of March 31, 2025, an increase in market interest rates of 1.0% for 2025 would decrease our 2025 net income and cash flows by approximately $0.1 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2025, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first three months of 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024, and to Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes in the risk factors described in Item 1A. "Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, aside from the risk factor included below:

Global political and economic uncertainties, including changes in tariff policies and trade relationships, geopolitical conflicts, and public health crises, and their related impact on macroeconomic conditions may adversely impact the market on which our common stock trades, our tenants’ businesses and the markets in which we operate, our operations and our results of operations.

We, and our tenants’ businesses may be disrupted by global political and economic uncertainties, including changes in trade relationships and tariff policies, geopolitical conflicts, and public health crises, that could result in adverse macroeconomic conditions. In April 2025, the Trump administration imposed a 10% tariff on all countries and individualized reciprocal higher tariffs on countries with which the United States has the largest trade deficits, to which certain countries have responded by imposing retaliatory tariffs on U.S. imports. Escalated geopolitical tensions resulting from such changes in trade policies and tariffs have significantly disrupted the markets and increased the risk of a major economic recession or slowdown. The extent of the impact of such tariffs and changes in trade policies or other regulatory changes enacted by the current administration is uncertain and unpredictable, and may significantly adversely affect the global economy, the market price of our common stock, and our and our tenants’ businesses. Further, the extent to which public health crises such as pandemics or epidemics impact our business, operations and financial results is uncertain, and will depend on numerous factors that we may not be able to accurately predict, including governmental, business, and individual actions taken in response to any such outbreak and the extent and duration of the adverse impact on the global economy. Such outbreaks may disrupt the supply of products or services from third-party vendors or result in shortages of raw materials necessary to operate our tenants’ businesses or prolonged closure, which may adversely impact their businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. Moreover, general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties and the financial impact of any such outbreak could negatively impact our future compliance with the financial covenants of our various borrowings, resulting in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends.

Additionally, geopolitical conflicts, such as terrorist attacks or other acts of violence or war (including the conflicts in Russia and Ukraine and the Middle East) and the related adverse impact on macroeconomic conditions as a result of such conflicts could negatively affect our business or the businesses of our tenants. Such geopolitical conflicts may also directly or indirectly impact the physical facilities, networks or the business or the financial condition of us or those of our tenants, vendors or financial institutions with which we have a relationship or conduct business. The consequences of such conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events resulting from global political and economic uncertainties could cause consumer confidence and spending to decrease, result in an economic recession or increase volatility of the financial markets and economy of the United States and worldwide. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

Adverse developments in general business, economic or political conditions could have a material adverse effect on us.

Adverse developments in general business and economic conditions, including through inflation, recession, or other kinds of negative economic change, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us and significantly increase certain of the risks to which we are subject. Among other effects, adverse economic conditions, including those resulting from changes in trade policies or tariffs, could depress real estate values, impact our ability to re-lease or sell our properties and have an adverse effect on our tenants’ level of sales and financial performance generally. As our revenues are substantially dependent on the economic success of our tenants, any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price.

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

Date: April 24, 2025

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