Form 10-Q
period 2025-09-30
GETTY REALTY CORP /MD/
filed 2025-10-23
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

The registrant had outstanding 57,743,337 shares of common stock as of October 23, 2025.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2025	2024
ASSETS:
Real Estate:
Land	$991,510	$943,800
Buildings and improvements	1,086,038	1,028,799
Lease intangible assets	188,118	171,129
Investment in direct financing leases, net	39,980	43,416
Construction in progress	76	96
Real estate held for use	2,305,722	2,187,240
Less accumulated depreciation and amortization	(389,900)	(350,626)
Real estate held for use, net	1,915,822	1,836,614
Real estate held for sale, net	8,146	243
Real estate, net	1,923,968	1,836,857
Notes and mortgages receivable, net	21,291	29,454
Cash and cash equivalents	5,190	9,484
Restricted cash	4,419	4,133
Deferred rent receivable	68,459	61,553
Accounts receivable	1,966	2,509
Right-of-use assets - operating	10,804	12,368
Right-of-use assets - finance	72	107
Prepaid expenses and other assets	19,706	17,215
Total assets	$2,055,875	$1,973,680
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$190,000	$82,500
Term Loan, net	—	148,951
Senior Unsecured Notes, net	748,405	673,511
Environmental remediation obligations	16,469	20,942
Dividends payable	27,934	26,541
Lease liability - operating	11,960	13,612
Lease liability - finance	206	330
Accounts payable and accrued liabilities	48,544	45,210
Total liabilities	1,043,518	1,011,597
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 57,742,585 and 55,027,144 shares issued and outstanding, respectively	577	550
Accumulated other comprehensive income (loss)	(1,806)	(1,864)
Additional paid-in capital	1,168,611	1,088,390
Dividends paid in excess of earnings	(155,025)	(124,993)
Total stockholders’ equity	1,012,357	962,083
Total liabilities and stockholders’ equity	$2,055,875	$1,973,680

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Revenues from rental properties	$55,159	$50,494	$159,589	$146,430
Interest on notes and mortgages receivable	432	973	1,589	3,945
Total revenues	55,591	51,467	161,178	150,375
Operating expenses:
Property costs	2,406	3,927	6,831	11,614
Impairments	647	675	2,271	2,467
Environmental	(3,356)	305	2,101	138
General and administrative	6,441	5,948	20,161	18,772
Depreciation and amortization	15,040	13,960	45,998	39,984
Total operating expenses	21,178	24,815	77,362	72,975

Gains (losses) on dispositions of real estate	338	(1,471)	2,224	(286)

Operating income	34,751	25,181	86,040	77,114

Other income, net	47	206	194	504
Interest expense	(11,450)	(10,052)	(34,086)	(28,849)
Net earnings	$23,348	$15,335	$52,148	$48,769

Basic net earnings per common share:	$0.40	$0.27	$0.89	$0.87

Diluted net earnings per common share:	$0.40	$0.27	$0.89	$0.86

Weighted average common shares outstanding:
Basic	56,693	54,249	55,767	54,064
Diluted	56,757	54,619	55,906	54,194

Comprehensive income:
Net earnings	23,348	15,335	52,148	48,769

Unrealized gain (loss) on cash flow hedges	102	(2,698)	(388)	584
Cash flow hedge expense (income) reclassified to interest expense	146	(225)	446	(537)
Total other comprehensive income (loss)	248	(2,923)	58	47

Comprehensive income	$23,596	$12,412	$52,206	$48,816

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$52,148	$48,769
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	45,998	39,984
Impairments	2,271	2,467
(Gains) losses on dispositions of real estate	(2,224)	286
Deferred rent receivable	(6,906)	(4,801)
Recovery for credit loss direct financing leases	—	(206)
Amortization of intangible market lease assets and liabilities and lease incentives	391	(263)
Amortization of investment in direct financing leases	3,436	4,519
Amortization of debt issuance costs	2,131	1,690
Accretion expense	238	299
Stock-based compensation expense	5,192	4,491
Changes in assets and liabilities:
Accounts receivable	543	2,601
Prepaid expenses and other assets	(6,473)	1,514
Environmental remediation obligations	(6,696)	(3,970)
Accounts payable and accrued liabilities	3,898	(3,067)
Net cash flow provided by operating activities	93,947	94,313
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(139,981)	(204,488)
Capital expenditures	(338)	(558)
Addition to construction in progress	2	(1,096)
Proceeds from dispositions of real estate	5,091	5,608
Deposits for property acquisitions	5,978	2,159
Issuance of notes and mortgages receivable	(7,367)	(21,300)
Collection of notes and mortgages receivable	15,949	93,670
Net cash flow used in investing activities	(120,666)	(126,005)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	460,000	140,000
Repayments of Credit Facility	(352,500)	(137,500)
Proceeds from Senior Unsecured Notes	125,000	—
Repayment of Term Loan	(150,000)	—
Repayments of Senior Unsecured Notes	(50,000)	—
Proceeds from Term Loan	—	75,000
Payments of finance lease liability	(124)	(191)
Payments of cash dividends	(80,739)	(74,803)
Payments of debt issuance costs	(4,379)	—
Security deposits received (refunded)	446	1,014
Payments in settlement of restricted stock units	(1,165)	(1,030)
Proceeds from issuance of common stock, net - equity offering	65,273	(159)
Proceeds from issuance of common stock, net - ATM Program	10,899	31,097
Net cash flow provided by financing activities	22,711	33,428
Change in cash, cash equivalents and restricted cash	(4,008)	1,736
Cash, cash equivalents and restricted cash at beginning of period	13,617	5,286
Cash, cash equivalents and restricted cash at end of period	$9,609	$7,022

	For the Nine Months Ended September 30,
	2025	2024
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$31,535	$28,291
Income taxes	536	300
Environmental remediation obligations	2,315	3,147
Non-cash transactions
Dividends declared but not yet paid	$27,934	$25,422
Issuance of notes and mortgages receivable related to property dispositions	225	—

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. Our 1,160 properties as of September 30, 2025 are located in 44 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate. Our Company is headquartered in New York, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three and nine months ended September 30, 2025 and 2024, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of September 30, 2025 and December 31, 2024, the allowance for credit losses on notes and mortgages receivable was $0.3 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period pursuant to purchase options at our election. During the nine months ended September 30, 2025, we funded $6.5 million and, as of September 30, 2025, had outstanding $10.6 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although we will consider construction periods as long as 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire from tenants real estate assets that are under construction and commit to provide additional funding during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. During the nine months ended September 30, 2025, we funded $0.9 million, and as of September 30, 2025, we had a total of $4.3 million of such investments outstanding and recorded in notes and mortgages receivable.

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

We recorded impairments aggregating $0.7 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $0.7 million and $2.5 million for the three and nine months ended September 30, 2024, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based on estimated sales prices from third-party offers, including signed contracts, letters of intent, or indicative bids (for which we do not have access to the unobservable inputs) used to determine these estimated fair values, and/or consideration of the estimated amount currently required to replace the asset, as adjusted for obsolescence, and resulted in $0.7 million and $0.9 million of impairment charges during the nine months ended September 30, 2025 and 2024, respectively. For each of the nine months ended September 30, 2025 and 2024, the remaining impairments of $1.6 million, were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. Impairments relating to properties that were previously disposed of by us, included in the amounts above, were $0.7 million and $0.5 million for the nine months ended September 30, 2025 and 2024, respectively.

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

NOTE 3. — LEASES

As Lessor

As of September 30, 2025, we owned 1,130 properties and leased 30 properties from third-party landlords. These 1,160 properties are located in 44 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties for the three and nine months ended September 30, 2025, were $55.2 million and $159.6 million, respectively, including base rental income of $52.1 million and $151.7 million, respectively. Revenues from rental properties for the three and nine months ended September 30, 2024, were $50.5 million and $146.4 million, respectively, including base rental income of $46.9 million and $136.3 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively, and $0.2 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

Tenant reimbursements, which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $1.7 million and $4.2 million for the three and nine months ended September 30, 2025, respectively, and $2.9 million and $8.7 million for the three and nine months ended September 30, 2024, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of September 30, 2025 and December 31, 2024 are as follows (in thousands):

	September 30, 2025	December 31, 2024
Lease payments receivable	$46,684	$53,897
Unguaranteed residual value	7,568	7,568
Unearned Income	(13,717)	(17,494)
Allowance for credit losses	(555)	(555)
Total	$39,980	$43,416

In accordance with ASU 2016-13, as of September 30, 2025 and December 31, 2024, we had recorded an allowance for credit losses of $0.6 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of September 30, 2025 and December 31, 2024, no material balances of our investments in direct financing leases were past due.

Minimum Rents Due

As of September 30, 2025, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2025	$50,231	$2,441
2026	202,087	9,869
2027	197,053	10,089
2028	188,762	9,799
2029	186,670	8,425
Thereafter	1,451,083	6,061
Total	$2,275,886	$46,684

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2025
Assets
Right-of-use assets - operating	$10,804
Right-of-use assets - finance	72
Total lease assets	$10,876
Liabilities
Lease liability - operating	$11,960
Lease liability - finance	206
Total lease liabilities	$12,166

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	6.65
Finance leases	2.37
Weighted-average discount rate:
Operating leases (a)	4.66%
Finance leases	13.50%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Operating lease cost	$672	$736	$2,035	$2,254
Finance lease cost
Amortization of leased assets	31	68	124	191
Interest on lease liabilities	5	17	18	65
Short-term lease cost	—	—	—	—
Total lease cost	$708	$821	$2,177	$2,510

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$705	$796	$2,124	$2,430
Operating cash flows for finance leases	5	17	18	65
Financing cash flows for finance leases	31	68	124	191

As of September 30, 2025, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2025	$701	$146
2026	2,661	74
2027	2,241	-
2028	2,110	—
2029	1,851	—
Thereafter	4,577	—
Total lease payments	14,141	220
Less: amount representing interest	(2,181)	(14)
Present value of lease payments	$11,960	$206

Major Tenants

As of September 30, 2025 and 2024, we had two significant tenants by revenue:

	September 30, 2025		September 30, 2024
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	12%	148	14%
Global Partners LP (NYSE: GLP)	127	10%	128	12%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012 as a consequence of Marketing’s bankruptcy, at which time we either sold or re-leased all of the properties that were subject to this lease. As of September 30, 2025, 290 of the properties we own or lease were previously leased to Marketing, of which 265 properties are subject to long-term triple-net leases across 11 separate portfolios, and 22 properties are leased as single unit triple-net leases (in addition, two properties are under redevelopment and one property is vacant). The leases covering properties previously leased to Marketing are unitary triple-net lease agreements generally with an initial term of 15 years and options for successive renewal terms of up to 20 years. As of September 30, 2025, our weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 6.0 years. Rent is scheduled to increase at varying intervals during both the initial and renewal terms of the leases. Certain of the leases provide for additional rent based on the aggregate volume of fuel sold. In addition, the majority of the leases require the tenants to invest capital in our properties, substantially all of which are related to the replacement of USTs that are owned by our tenants. As of September 30, 2025, we have a remaining commitment to fund up to $4.5 million in the aggregate with our tenants for our portion of such capital improvements. Our commitment provides us with the option to either reimburse our tenants or to offset rent when these capital expenditures are made. This deferred expense is recognized on a straight-line basis as a reduction of rental revenue on our consolidated statements of operations over the life of the various leases.

As part of the triple-net leases for properties previously leased to Marketing, we transferred title of the USTs to our tenants, and the obligation to pay for the retirement and decommissioning or removal of USTs at the end of their useful lives, or earlier if circumstances warranted, was fully or partially transferred to our new tenants. Accordingly, through September 30, 2025, we have removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The cumulative change of $0.3 million (net of accumulated amortization of $2.7 million) is recorded as deferred rental revenue and will be recognized on a straight-line basis as additional revenues from rental properties over the terms of the various leases. We remain contingently liable for this obligation in the event that our tenants do not satisfy their responsibilities.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2025 and December 31, 2024, we had $5.6 million and $0.1 million accrued for certain of these matters which we believe were appropriate based on information then currently available. We are unable to estimate ranges in excess of the amount accrued with any certainty for additional matters. Our assumptions regarding the ultimate allocation method and share of responsibility that we use to allocate environmental liabilities may change, which has resulted, and may in the future result, in us providing an accrual or adjustments to the amounts previously recorded for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our methyl tertiary butyl ether (a fuel derived from methanol, commonly referred to as “MTBE”) litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Facility and our Senior Unsecured Notes are as follows ($ in thousands):

	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
Credit Facility (a)	January 2029	6.04%	$190,000	$82,500
Term Loan	October 2025	6.13%	—	150,000
Series C Note	February 2025	4.75%	—	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			940,000	907,500
Unamortized debt issuance costs, net (b)			(5,406)	(3,158)
Total debt, net			$934,594	$904,342

(a)
Amounts borrowed under the Credit Facility include $150.0 million subject to interest rate swaps that fixed SOFR at a weighted average of 4.73% over a maximum period ending October 2026. Including the impact of the swaps, the effective interest rate for $150.0 million borrowings was 6.13% based on our consolidated total indebtedness.
(b)
Unamortized debt issuance costs related to the Credit Facility were $3.8 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

Senior Unsecured Notes

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of September 30, 2025 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D

Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of September 30, 2025 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of September 30, 2025 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of September 30, 2025 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

As of September 30, 2025, we were in compliance with all of the material terms of the Third Restated Credit Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Credit Facility	Senior Unsecured Notes	Total
2025	$—	$—	$—
2026	—	—	—
2027	—	—	—
2028	—	100,000	100,000
2029 (a)	190,000	175,000	365,000
Thereafter	—	475,000	475,000
Total	$190,000	$750,000	$940,000

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

In October 2023, we entered into interest rate swap agreements to hedge against changes in future cash flows resulting from changes in interest rates on $75.0 million of outstanding variable-rate borrowings over a maximum period ending October 2026. Also, in October 2023, we entered into forward-starting interest rate swap agreements to hedge against changes in interest rates from the trade date through the projected issuance date of $75.0 million of additional variable-rate borrowings, and to hedge against changes in future cash flows resulting from changes in interest rates on the additional $75.0 million of variable-rate borrowings over a maximum period ending October 2026. During the next twelve months, we estimate that $1.7 million will be reclassified from accumulated other comprehensive income to interest expense.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of September 30, 2025 and December 31, 2024 ($ in thousands):

						Fair Value of Liability
						September 30,	December 31,
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	2025	2024
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/19/2026	$(958)	$(1,024)
Swap	4.66%	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/19/2026	(848)	(840)

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Accumulated other comprehensive income (loss)	$248	$(2,923)	$58	$47

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the three months ended September 30, 2025, we removed $4.1 million and, as of September 30, 2025, we had removed $28.3 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use were fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $7.7 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2025.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2025, we had accrued a total of $16.5 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.8 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million and $0.3 million of net accretion expense was recorded for the nine months ended September 30, 2025 and 2024, respectively, and included in environmental expenses. In addition, during the nine months ended September 30, 2025 and 2024, we recorded credits to environmental expenses aggregating $4.4 million and $0.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. For each of the nine months ended September 30, 2025 and 2024, changes in environmental estimates aggregating $0.1 million, respectively, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the nine months ended September 30, 2025 and 2024, we increased the carrying values of certain of our properties by $2.0 million and $1.9 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the nine months ended September 30, 2025 and 2024, were $1.4 million and $2.0 million, respectively. Capitalized asset retirement costs were $29.5 million (consisting of $24.1 million of known environmental liabilities and $5.4 million of reserves for future environmental liabilities) as of September 30, 2025, and $33.2 million (consisting of $25.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of December 31, 2024. We recorded impairment charges aggregating $1.6 million for each of the nine months ended September 30, 2025 and 2024, for capitalized asset retirement costs.

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

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2025 and 2024 is as follows (in thousands except per share amounts):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Income	Capital	Of Earnings	Total
Balance, June 30, 2025	56,592	$566	$(2,054)	$1,134,349	$(150,439)	$982,422
Net earnings	—	—	—	—	23,348	23,348
Accumulated other comprehensive income	—	—	248	—	—	248
Dividends declared — $0.47 per share	—	—	—	—	(27,934)	(27,934)
Shares issued pursuant to equity offering, net	1,150	11	—	32,456	—	32,467
Shares issued pursuant to ATM Program, net	—	—	—	—	—	—
Shares issued pursuant to dividend reinvestment	—	—	—	16	—	16
Stock-based compensation/settlements	—	—	—	1,790	—	1,790
Balance, September 30, 2025	57,742	$577	$(1,806)	$1,168,611	$(155,025)	$1,012,357

Balance, December 31, 2024	55,027	$550	$(1,864)	$1,088,390	$(124,993)	$962,083
Net earnings	—	—	—	—	52,148	52,148
Accumulated other comprehensive income	—	—	58	—	—	58
Dividends declared — $1.41 per share	—	—	—	—	(82,180)	(82,180)
Shares issued pursuant to equity offering, net	2,300	23	—	65,250	—	65,273
Shares issued pursuant to ATM Program, net	407	4	—	10,895	—	10,899
Shares issued pursuant to dividend reinvestment	1	—	—	48	—	48
Stock-based compensation/settlements	7	—	—	4,028	—	4,028
Balance, September 30, 2025	57,742	$577	$(1,806)	$1,168,611	$(155,025)	$1,012,357

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Income	Capital	Of Earnings	Total
Balance, June 30, 2024	54,185	$542	$(1,051)	$1,062,204	$(110,661)	$951,034
Net earnings	—	—	—	—	15,335	15,335
Accumulated other comprehensive income (loss)	—	—	(2,923)	—	—	(2,923)
Dividends declared — $0.45 per share	—	—	—	—	(25,421)	(25,421)
Shares issued pursuant to equity offering, net	—	—	—	(102)	—	(102)
Shares issued pursuant to ATM Program, net	831	8	—	23,883	—	23,891
Shares issued pursuant to dividend reinvestment	1	—	—	16	—	16
Stock-based compensation/settlements	—	—	—	1,561	—	1,561
Balance, September 30, 2024	55,017	$550	$(3,974)	$1,087,562	$(120,747)	$963,391

Balance, December 31, 2023	53,953	$540	$(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings	—	—	—	—	48,769	48,769
Accumulated other comprehensive income (loss)	—	—	47	—	—	47
Dividends declared — $1.35 per share	—	—	—	—	(75,420)	(75,420)
Shares issued pursuant to equity offering, net	—	—	—	(160)	—	(160)
Shares issued pursuant to ATM Program, net	1,049	10	—	31,086	—	31,096
Shares issued pursuant to dividend reinvestment	1	—	—	46	—	46
Stock-based compensation/settlements	14	—	—	3,461	—	3,461
Balance, September 30, 2024	55,017	$550	$(3,974)	$1,087,562	$(120,747)	$963,391

On March 1, 2025, our Board of Directors granted 293,605 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2024, our Board of Directors granted 271,250 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. During the nine months ended September 30, 2025, we settled 2.3 million shares and realized net proceeds of $65.3 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. We expect to settle the remaining forward sales agreements via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $51.9 million.

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

ATM Direct Issuances

During the nine months ended September 30, 2025 and September 30, 2024, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

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

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	As of September 30, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	—	$10,899	$—
Three Months Ended December 31, 2024	992,696	—	992,696	—	32,277
Three Months Ended September 30, 2025	1,018,695	—	1,018,695	—	28,950
Total	2,418,118	406,727	2,011,391	$10,899	$61,227

	As of September 30, 2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	217,561	217,561	—	$7,141	$—
Three Months Ended December 31, 2023	831,489	831,489	—	23,956	—
Three Months Ended June 30, 2024	406,727	—	406,727	—	11,382
Total	1,455,777	1,049,050	406,727	$31,097	$11,382

Dividends

For the nine months ended September 30, 2025, we paid regular quarterly dividends of $80.8 million or $1.41 per share. For the nine months ended September 30, 2024, we paid regular quarterly dividends of $74.8 million or $1.35 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2025 and 2024, we issued 1,709 and 1,643 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $48 thousand and $46 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $5.2 million and $4.5 million for the nine months ended September 30, 2025 and 2024, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$23,348	$15,335	$52,148	$48,769
Less dividend equivalents attributable to RSUs outstanding	(795)	(664)	(2,386)	(1,992)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$22,553	$14,671	$49,762	$46,777
Weighted average common shares outstanding:
Basic	56,693	54,249	55,767	54,064
Incremental shares from stock-based compensation	64	107	45	77
Incremental shares from Equity Offering forward agreements	—	92	83	10
Incremental shares from ATM Program forward agreements	—	171	11	43
Diluted	56,757	54,619	55,906	54,194
Basic earnings per common share	$0.40	$0.27	$0.89	$0.87
Diluted earnings per common share	$0.40	$0.27	$0.89	$0.86

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2025, the fair value of borrowings under the Credit Facility was $191.0 million and, as of December 31, 2024, the fair value of borrowings under the Credit Facility approximated the carrying value. As of September 30, 2025 and December 31, 2024, the fair values of borrowings under our Senior Unsecured Notes were $701.0 million and $601.6 million, respectively. The fair values of borrowings outstanding as of September 30, 2025 and December 31, 2024 were determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of September 30, 2025, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these liability instruments was $1.8 million and is included in accounts payable and accrued liabilities, net on our consolidated balance sheet as of September 30, 2025.

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

The following summarizes as of September 30, 2025, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,243	$—	$—	$2,243
Liabilities:
Deferred compensation	$—	$2,243	$—	$2,243

The following summarizes as of December 31, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,853	$—	$—	$1,853
Liabilities:
Deferred compensation	$—	$1,853	$—	$1,853

Real Estate Assets

As of September 30, 2025 and December 31, 2024, we had real estate assets of $2.1 million and $2.0 million, respectively, that were measured at fair value on a non-recurring basis using Level 3 inputs where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2025, five properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of September 30, 2025, and December 31, 2024 (in thousands):

	September 30,	December 31,
	2025	2024
Land	$7,653	$133
Buildings and improvements	1,323	164
	8,976	297
Accumulated depreciation and amortization	(830)	(54)
Real estate held for sale, net	$8,146	$243

During the nine months ended September 30, 2025, we sold six properties resulting in an aggregate net gain of $2.2 million which is included in gains on dispositions of real estate on our consolidated statements of operations. We also received funds from property condemnations resulting in a loss of $15 thousand which is included in gains on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2025

During the nine months ended September 30, 2025, we acquired interests in 53 properties for an aggregate purchase price of $140.0 million (including amounts funded in prior periods) as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Convenience stores	10	$53,404	$30,226	$16,356	$6,552	$502	$(232)
Express tunnel car washes (a)	7	35,490	8,911	22,286	4,293	—	—
Drive-thru QSRs	27	38,513	11,219	21,644	5,844	—	(194)
Auto service centers (b)	9	12,574	6,701	4,407	1,568	—	(102)
Total	53	$139,981	$57,057	$64,693	$18,257	$502	$(528)

(a)
Includes two properties that were initially acquired during the year ended December 31, 2023 while under construction and accounted for as finance receivables as they did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction periods were recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments were recorded within interest on notes and mortgages receivable on our consolidated statements of operations. During the nine months ended September 30, 2025, we recognized the purchase of two assets at the end of their respective construction periods, removed the finance receivables from our consolidated balance sheets, and began to record rental income from the operating leases. These acquisitions also included provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. During the three months ended September 30, 2025, three properties achieved these targets, resulting in additional payments of $1.2 million per property. These payments were accounted for as lease incentives and will be amortized as a reduction of lease income over the remaining non-cancelable lease terms, with the related contractual rent increases recognized prospectively. Future payments under similar provisions are not currently probable or reasonably estimable.

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

2024

During the nine months ended September 30, 2024, we acquired interests in 52 properties for an aggregate purchase price of $204.5 million (including amounts funded in prior periods) as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes (a)	29	$136,070	$31,497	$89,775	$14,870	$434	$(506)
Auto service centers	17	41,370	11,534	19,104	4,842	5,890	—
Convenience stores	3	18,853	6,271	10,964	1,618	—	—
Drive-thru QSRs	3	8,195	1,689	5,538	968	—	—
Total	52	$204,488	$50,991	$125,381	$22,298	$6,324	$(506)

(a)
Includes 10 properties that were initially acquired during the year ended December 31, 2023 while under construction and accounted for as finance receivables as they did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction periods were recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments were recorded within interest on notes and mortgages receivable on our consolidated statements of operations. During the nine months ended September 30, 2024, we recognized the purchase of seven assets at the end of their respective construction periods, removed the finance receivables from our consolidated balance sheets, and began to record rental income from the operating leases. These acquisitions also included provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

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

NOTE 14. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2025, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from September 30, 2025, through the date the financial statements were issued.

On October 1, 2025 we acquired 12 convenience stores for $100.0 million, and simultaneously entered into a long-term, unitary net lease with a subsidiary of Now & Forever, a privately-owned, regional convenience store chain located in Houston, TX.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2025; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended September 30, 2025.

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

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025 and June 30, 2025, and this Quarterly Report on Form 10-Q for the period ended September 30, 2025 as such risk factors may be updated from time to time in our public filings. Such risks and uncertainties were derived based on numerous important assumptions, which may not be realized, and may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. New risk factors and uncertainties may also emerge from time to time, and there can be no assurance that we have identified all risks and uncertainties that may affect it.

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio is comprised of convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers. As of September 30, 2025, our portfolio included 1,160 properties, including 1,130 properties owned by us and 30 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,160 properties are located in 44 states and Washington D.C. and include a concentration in the Northeast and Mid-Atlantic regions that we believe is unique and not readily available for purchase or lease from other owners or landlords. Our typical property consists of approximately one acre of land in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, or certain other freestanding retail uses, including drive-thru quick service restaurants and automotive parts retailers. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of September 30, 2025, we leased 1,156 of our properties to tenants under triple-net leases, including 948 properties leased under 61 separate unitary or master triple-net leases, and 208 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of September 30, 2025, our weighted average remaining lease term, excluding renewal options, was 9.9 years.

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

As of September 30, 2025, we also had two vacant properties and two properties under redevelopment.

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

During the nine months ended September 30, 2025, we invested $135.7 million (net of amounts funded in prior periods) across 61 properties, including the acquisition of 27 drive-thru quick service restaurants, nine auto service centers, seven express tunnel car washes and 10 convenience stores.

During the nine months ended September 30, 2024, we invested $132.5 million (net of amounts funded in prior periods) across 60 properties, including the acquisition of 29 express tunnel car washes, 17 auto service centers, three drive thru quick service restaurants, and three convenience stores.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as modern convenience stores or other single tenant convenience and automotive retail uses, such as automotive parts retailers, quick service restaurants, auto service centers, and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their prior use. Since the inception of our redevelopment program in 2015, we have completed 34 redevelopment and revenue-enhancing capital expenditure projects.

As of September 30, 2025, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net earnings	$23,348	$15,335	$52,148	$48,769
Depreciation and amortization of real estate assets	15,040	13,960	45,998	39,984
Gains (losses) on dispositions of real estate	(338)	1,471	(2,224)	286
Impairments	647	675	2,271	2,467
Funds from operations (FFO)	38,697	31,441	98,193	91,506
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(2,557)	(1,484)	(6,906)	(4,801)
Amortization of intangible market lease assets and liabilities, net	(85)	(134)	(253)	(356)
Amortization of investment in direct financing leases	1,190	1,239	3,436	4,519
Amortization of lease incentives	236	158	644	93
Total revenue recognition adjustments	(1,216)	(221)	(3,079)	(545)
Environmental Adjustments
Accretion expense	74	91	238	299
Changes in environmental estimates	(4,155)	(68)	(4,382)	(823)
Environmental litigation accruals	550	—	5,616	—
Insurance reimbursements	—	—	(43)	(65)
Legal settlements and judgments	—	—	—	(41)
Total environmental adjustments	(3,531)	23	1,429	(630)
Other Adjustments
Stock-based compensation expense	1,789	1,561	5,192	4,491
Amortization of debt issuance costs	363	563	2,131	1,690
Recovery for credit loss on notes and mortgages receivable and direct financing leases	—	(206)	—	(206)
Retirement and severance costs	—	—	—	456
Total other adjustments	2,152	1,918	7,323	6,431
Adjusted funds from operations (AFFO)	$36,102	$33,161	$103,866	$96,762

Basic per share amounts:
Net earnings	$0.40	$0.27	$0.89	$0.87
FFO (a)	0.66	0.56	1.71	1.65
AFFO (a)	0.62	0.60	1.81	1.74
Diluted per share amounts:
Net earnings	$0.40	$0.27	$0.89	$0.86
FFO (a)	0.66	0.56	1.70	1.64
AFFO (a)	0.62	0.59	1.80	1.74
Weighted average common shares outstanding:
Basic	56,693	54,249	55,767	54,064
Diluted	56,757	54,619	55,906	54,194

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
FFO	$1,121	$832	$2,891	$2,431
AFFO	1,046	878	3,058	2,570

Results of Operations

Three months ended September 30, 2025, compared to the three months ended September 30, 2024

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Revenues:
Revenues from rental properties	$55,159	$50,494	$4,665
Interest on notes and mortgages receivable	432	973	(541)

Operating expenses:
Property costs	2,406	3,927	(1,521)
Impairments	647	675	(28)
Environmental	(3,356)	305	(3,661)
General and administrative	6,441	5,948	493
Depreciation and amortization	15,040	13,960	1,080

Other items:
Gains (losses) on dispositions of real estate	338	(1,471)	1,809
Interest expense	11,450	10,052	1,398

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Rental income	$52,261	$47,360	$4,901
Revenue recognition adjustments	1,216	221	995
Tenant reimbursement income	1,682	2,913	(1,231)
Total revenues from rental properties	55,159	50,494	4,665

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

Property Costs

The following table presents the results for property costs for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024 (in thousands):

	For the Three Months Ended September 30,
	2025	2024	$ Change
Property operating expenses	$2,251	$3,751	$(1,500)
Leasing and redevelopment expenses	155	176	(21)
Total property costs	2,406	3,927	(1,521)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes due directly to the applicable taxing authorities, as well as lower rent expense. The decrease in leasing and redevelopment expenses was primarily due to a decrease in professional fees related to leasing activities for potential redevelopment projects.

Impairments

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended September 30, 2025 and 2024 were attributable to the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values. Impairment charges for the nine months ended September 30, 2025 also included reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The change in environmental expenses during the three months ended September 30, 2025, was primarily due to removal of $4.1 million of unknown reserve liabilities which had previously been accrued for certain properties, offset by an increase in environmental litigation accruals of $0.6 million. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

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

Gains (losses) on Dispositions of Real Estate

The gains on dispositions of real estate were primarily due to the disposition of one property during the three months ended September 30, 2025. During the three months ended September 30, 2024, we recorded a loss on dispositions of real estate related to the 23 properties sold to our tenant Global Partners L.P. as part of a unitary lease amendment.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended September 30, 2025, as compared to the three months ended September 30, 2024.

Nine Months ended September 30, 2025, compared to the nine months ended September 30, 2024.

The following table presents select data and comparative results from our consolidated statements of operations for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Revenues:
Revenues from rental properties	$159,589	$146,430	$13,159
Interest on notes and mortgages receivable	1,589	3,945	(2,356)

Operating expenses:
Property costs	6,831	11,614	(4,783)
Impairments	2,271	2,467	(196)
Environmental	2,101	138	1,963
General and administrative	20,161	18,772	1,389
Depreciation and amortization	45,998	39,984	6,014

Other items:
Gains (losses) on dispositions of real estate	2,224	(286)	2,510
Interest expense	34,086	28,849	5,237

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Rental income	$152,305	$137,146	$15,159
Revenue recognition adjustments	3,079	545	2,534
Tenant reimbursement income	4,205	8,739	(4,534)
Total revenues from rental properties	159,589	146,430	13,159

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

Property Costs

The following table presents the results for property costs for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024 (in thousands):

	For the Nine Months Ended September 30,
	2025	2024	$ Change
Property operating expenses	$6,361	$11,174	$(4,813)
Leasing and redevelopment expenses	470	440	30
Total property costs	6,831	11,614	(4,783)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes due directly to the applicable taxing authorities, as well as lower rent expense. The increase in leasing and redevelopment expenses was primarily due to an increase in professional fees, partially offset by a decrease in demolition costs.

Impairment Charges

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2025 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties. Impairment charges for the nine months ended September 30, 2024 were attributable to (i) the effect of adding asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties

Environmental Expenses

The change in environmental expenses during the nine months ended September 30, 2025,was primarily due to an increase in environmental litigation accruals of $5.6 million, offset by removal of $4.1 million of unknown reserve liabilities which had previously been accrued for certain properties. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods

General and Administrative Expenses

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

Gains (losses) on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the sale of six properties during the nine months ended September 30, 2025. The loss on dispositions of real estate during the nine months ended September 30, 2024 was primarily due to the 23 properties sold to our tenant Global Partners L.P as part of a unitary lease amendment.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024.

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

As of September 30, 2025, we had $260.0 million of availability under our Credit Facility, 3.7 million shares of common stock subject to forward sales agreements which are anticipated to generate approximately $113.1 million of gross proceeds upon settlement, and available cash and cash equivalents of $5.2 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the nine months ended September 30, 2025 and 2024, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2025	2024	$ Change
Net cash flow provided by operating activities	$93,947	$94,313	$(366)
Net cash flow used in investing activities	(120,666)	(126,005)	5,339
Net cash flow provided by financing activities	22,711	33,428	(10,717)

Operating Activities

The change in net cash flow provided by operating activities for the nine months ended September 30, 2025 and 2024 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The decrease in net cash flow used in investing activities was primarily due to a $64.5 million decrease in property acquisitions, a $13.9 million decrease in issuance of notes and mortgages receivable and a $3.8 million increase in deposits for property acquisitions, partially offset by a $77.7 million decrease in collections of notes and mortgages receivable.

Financing Activities

The decrease in net cash flow provided by financing activities was primarily due to the net repayment under the Credit Facility and Term Loan of $120.0 million, the repayment of $50.0 million Series C Notes, a decrease in net proceeds from the issuance of common stock under the ATM program of $20.2 million, an increase in cash dividends paid of $5.9 million, and an increase in payments of debt issuance costs of $4.4 million, partially offset by the issuance of $125.0 million of new Senior Unsecured Notes, and an increase in net proceeds from the issuance of common stock under the equity offering of $65.4 million.

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

Senior Unsecured Notes

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of September 30, 2025 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of September 30, 2025 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of September 30, 2025 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of September 30, 2025 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

Debt Maturities

The amounts outstanding under our Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows ($ in thousands):

	Maturity Date	Interest Rate	September 30, 2025	December 31, 2024
Credit Facility (a)	January 2029	6.04%	$190,000	$82,500
Term Loan	October 2025	6.13%	—	150,000
Series C Note	February 2025	4.75%	—	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			940,000	907,500
Unamortized debt issuance costs, net (b)			(5,406)	(3,158)
Total debt, net			$934,594	$904,342

(a)
Amounts borrowed under the Credit Facility include $150.0 million subject to interest rate swaps that fixed SOFR at a weighted average of 4.73% over a maximum period ending October 2026. Including the impact of the swaps, the effective interest rate for $150.0 million borrowings was 6.13% based on our consolidated total indebtedness.
(b)
Unamortized debt issuance costs related to the Credit Facility were $3.8 million and $0.6 million as of September 30, 2025 and December 31, 2024, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. During the nine months ended September 30, 2025, we settled 2.3 million shares and realized net proceeds of $65.3 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. We expect to settle the remaining forward sales agreements via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $51.9 million.

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

ATM Direct Issuances

During the nine months ended September 30, 2025 and September 30, 2024, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

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

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the nine months ended September 30, 2025 and 2024 ($ in thousands):

	As of September 30, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	—	$10,899	$—
Three Months Ended December 31, 2024	992,696	—	992,696	—	32,277
Three Months Ended September 30, 2025	1,018,695	—	1,018,695	—	28,950
Total	2,418,118	406,727	2,011,391	$10,899	$61,227

	As of September 30, 2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Shares Remaining	Net Proceeds Received	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	217,561	217,561	—	$7,141	$—
Three Months Ended December 31, 2023	831,489	831,489	—	23,956	—
Three Months Ended June 30, 2024	406,727	—	406,727	—	11,382
Total	1,455,777	1,049,050	406,727	$31,097	$11,382

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2025 were $80.8 million, or $1.41 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the three months ended September 30, 2025, we removed $4.1 million and, as of September 30, 2025, we had removed $28.3 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $7.7 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of September 30, 2025.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation, and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2025, we had accrued a total of $16.5 million for our prospective environmental remediation obligations. This accrual consisted of (i) $8.8 million of known reserve liabilities which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (ii) $7.7 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (i) $9.1 million of known reserve liabilities and (ii) $11.8 million of unknown reserve liabilities, which was our estimate of future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million and $0.3 million of net accretion expense was recorded for the nine months ended September 30, 2025 and 2024, respectively, and included in environmental expenses. In addition, during the nine months ended September 30, 2025 and 2024, we recorded credits to environmental expenses aggregating $4.4 million and $0.8 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the nine months ended September 30, 2025 and 2024, we increased the carrying values of certain of our properties by $2.0 million and $1.9 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations was $1.4 million and $2.0 million for the nine months ended September 30, 2025 and 2024, respectively. Capitalized asset retirement costs were $29.5 million (consisting of $24.1 million of known environmental obligations and $5.4 million of reserves for future environmental obligations related to preexisting unknown contamination) as of September 30, 2025, and $33.2 million (consisting of $25.0 million of known environmental obligations and $8.2 million of reserves for future environmental obligations related to preexisting unknown contamination) as of December 31, 2024. We recorded impairment charges aggregating $1.6 million for each of the nine months ended September 30, 2025 and 2024, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2025 and December 31, 2024, we had $5.6 million and $0.1 million accrued, respectively, for certain of these matters which we believe were appropriate based on information then currently available. Our assumptions regarding the ultimate allocation method and share of responsibility that we use to allocate environmental liabilities may change, which has resulted, and may in the future result, in us providing an accrual or adjustments to the amounts previously recorded for environmental litigation accruals. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024; “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025 “Part II, Item 1. Legal Proceedings” and “Note 4 —Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended June 30, 2025; and “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended September 30, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to interest rate risk, primarily as a result of borrowings under our Credit Facility, which bears interest at a rate equal to (i) the sum of a SOFR rate plus a SOFR adjustment of 0.10% plus a margin of 1.30% to 1.90% or (ii) the sum of a base rate plus a margin of 0.30% to 0.90%, in each case with the margin based on our consolidated total indebtedness to total asset value ratio at the end of each quarterly reporting period. Of the $190.0 million outstanding as of September 30, 2025 under the Credit Facility, $150.0 million is subject to interest rate swaps that fixed SOFR at a weighted average of 4.73% until October 2026. Including the impact of the swaps, the effective interest rate for these borrowings was 6.13% based on our consolidated total indebtedness as of September 30, 2025.

Based on the remaining outstanding variable borrowings under the Credit Facility of $40.0 million as of September 30, 2025, an increase in market interest rates of 1.0% for 2025 would decrease our 2025 net income and cash flows by approximately $0.3 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2025, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first nine months of 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Part 1, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2024; “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended March 31, 2025; “Part II, Item 1. Legal Proceedings” and “Note 4 —Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended June 30, 2025; and “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended September 30, 2025, for information regarding material pending legal proceedings. Except as described in “Note 4 — Commitments and Contingencies” with respect to the recording of an accrual in the financial statements with respect to the Maryland MTBE litigation, there have been no new material legal proceedings and no material developments in any of the previously disclosed legal proceedings reported in our Annual Report on Form 10-K.”

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2025, June 30, 2025 and September 30, 2025.

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

Date: October 23, 2025

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