Form 10-K
period 2025-12-31
GETTY REALTY CORP /MD/
filed 2026-02-12
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2025

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

The aggregate market value of common stock held by non-affiliates (based on 51,744,740 shares of common stock at a closing price per share of the registrant’s common stock on the New York Stock Exchange at $27.64) of the Company was $1,430,225,000 as of June 30, 2025.

The registrant had outstanding 59,816,531 shares of common stock as of February 12, 2026.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT	PART OF FORM 10-K

Selected Portions of Definitive Proxy Statement for the 2026 Annual Meeting of Stockholders (the “Proxy Statement”), which will be filed by the registrant on or prior to 120 days following the end of the registrant’s year ended December 31, 2025, pursuant to Regulation 14A.

III

Auditor’s PCAOB ID Number:	238	Auditor’s Name:	PricewaterhouseCoopers LLP	Auditor’s Location	New York, New York

Cautionary Note Regarding Forward-Looking Statements

Certain statements in this Annual Report on Form 10-K may constitute “forward-looking statements” within the meaning of the federal securities laws that are subject to the safe harbor created under the Private Securities Litigation Reform Act of 1995, including Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Statements preceded by, followed by, or that otherwise include the words “believes,” “expects,” “seeks,” “plans,” “projects,” “estimates,” “anticipates,” “predicts” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. All capitalized and undefined terms used in this section shall have the same meanings hereafter defined in this Annual Report on Form 10-K.

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
•
impact of global political and economic uncertainties, including changes in tariff policies and trade relationships, geopolitical conflicts, public health crises, geopolitical conflicts and inflation;
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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. Our 1,174 properties as of December 31, 2025 are located in 44 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate.

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

Our Company is headquartered in New York, New York and as of February 12, 2026, we had 31 employees.

Recent Developments

Our investment strategy is predicated on the belief that automobility will remain the dominant form of consumer transportation in the United States and that mobile consumers increasingly prioritize convenience, speed, and service. During the year ended December 31, 2025, we continued to grow and diversify our portfolio of convenience, automotive and other freestanding retail properties through acquisitions of existing properties and development funding advances for the construction of new-to-industry assets. We were able to accretively fund this investment activity through thoughtful capital markets execution that included the strategic deployment of previously raised equity capital subject to forward sales agreements, active use of our ATM Program, and the issuance of new senior unsecured notes.

Portfolio Activities

During the year ended December 31, 2025, we invested approximately $273.0 million in convenience and automotive retail properties, including the acquisition of 28 drive-thru quick service restaurants, 24 convenience stores, 15 automotive service centers, and nine express tunnel car washes. As a result of this investment activity, we added 13 new tenants to our portfolio, expanded our relationships with several existing tenants, and added or increased exposure to a number of attractive metropolitan areas, including Houston (TX), Memphis (TN), Dallas (TX), San Antonio (TX), Las Vegas (NV), and Atlanta (GA).

During the year ended December 31, 2025, we sold 13 properties that generated gross proceeds of $18.3 million and reduced our exposure to certain properties, tenants, and/or geographies that no longer met our long-term investment criteria. We also completed two redevelopment and revenue-enhancing capex projects, including a new-to-industry quick service oil change center.

For additional information regarding our property acquisitions and dispositions, see Note 12 and Note 13 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Capital Markets Activities

During the year ended December 31, 2025, we settled approximately 4.7 million shares of common stock subject to forward sales agreements for net proceeds of approximately $135.3 million, and entered into new forward sales agreements under our ATM Program to sell approximately 1.5 million shares of common stock for anticipated gross proceeds of approximately $41.6 million.

As of December 31, 2025, we had a total of approximately 2.1 million shares of common stock subject to outstanding forward sales agreements, which upon settlement are anticipated to raise gross proceeds of approximately $62.6 million.

We also closed the private placement of $250.0 million of new senior unsecured notes priced at a fixed rate of 5.76% due January 22, 2036. The new senior unsecured notes were issued on January 22, 2026 and proceeds were used to repay amounts outstanding under our Credit Facility.

For additional information regarding our equity issuance and notes private placement, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 8 and Note 9 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

Our Properties

As of December 31, 2025, our portfolio included 1,174 properties, of which we owned 1,145 properties and leased 29 properties from third-party landlords. Our properties are located in 44 states and Washington D.C., and our typical property is located in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, drive thru quick service restaurant, or certain other freestanding retail uses. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2025, we leased 1,169 of our properties to tenants under triple-net leases, including 962 properties leased under 62 separate unitary or master triple-net leases, and 207 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2025, our weighted average remaining lease term, excluding renewal options, was 9.9 years.

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

As of December 31, 2025, we also had two properties under redevelopment and three properties were vacant.

Human Capital Resources

As of December 31, 2025, we had 31 full-time employees, all of which are located in our New York headquarters.

We are dedicated to conducting our business consistent with the highest standards of business ethics. Our Business Conduct Guidelines, Employee Handbook, and Human Rights Policy govern our standards and policies with respect to our people, our interactions with our business partners and service providers, our health and safety, and our IT security.

We aim to maintain a workplace that is free from discrimination or harassment. We conduct annual training to prevent harassment and discrimination and monitor employee conduct year-round.

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

We believe that our employees are fairly compensated and are routinely recognized for outstanding performance. Our compensation program is designed to attract and retain talent, and includes the employee benefit plans described in Note 9 in “Item 8. Financial Statements and Supplementary Data”in this Annual Report on Form 10-K.

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

Over the last five years, we have acquired 338 properties for an aggregate purchase price of approximately $1.1 billion, including single property and portfolio transactions located in various geographies and leased to a diverse set of tenants who operate across the convenience and automotive retail sectors.

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
•
A material portion of our properties are concentrated in certain states and adverse conditions in those regions, in particular, could negatively impact our operations.
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

Some of our tenants depend on the same industry for their revenues.

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

We are defending pending lawsuits and claims and potentially are subject to material losses.

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

A material portion of our properties are concentrated in certain states, and adverse conditions in those regions, in particular, could negatively impact our operations.

As of December 31, 2025, approximately 32.0% of our annualized base rent ("ABR") came from properties located in the states of Texas and New York. Because of this concentration, a downturn in the economy or a slowdown in the demand for our tenants’ businesses in these states caused by adverse economic, regulatory, or other conditions could adversely affect our tenants’ operations and impair their ability to pay rent, which, in turn, could materially and adversely affect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Adverse developments in general business and economic conditions, including through inflation, recession, or other negative economic change, either in the economy generally or in those regions in which a large portion of our business is conducted, could have a material adverse effect on us and significantly increase certain of the risks to which we are subject. Among other effects, adverse economic conditions, including those resulting from changes in trade policies or tariffs, could depress real estate values, impact our ability to re-lease or sell our properties and have an adverse effect on our tenants’ level of sales and financial performance generally. As our revenues are substantially dependent on the economic success of our tenants, any factors that adversely impact our tenants could also have a material adverse effect on our business, financial condition and results of operations, liquidity, ability to pay dividends or stock price.

Global political and economic uncertainties, including changes in tariff policies and trade relationships, geopolitical conflicts, and public health crises, and their related impact on macroeconomic conditions may adversely impact the market on which our common stock trades, our tenants’ businesses and the markets in which we operate, our operations and our results of operations.

We, and our tenants’ businesses may be disrupted by global political and economic uncertainties, including changes in trade relationships and tariff policies, geopolitical conflicts, and public health crises that could result in adverse macroeconomic conditions. The United States has imposed increased tariffs on certain countries, focusing on those with which it has the largest trade deficits. Other countries have responded, and may continue to respond, by announcing retaliatory tariffs on U.S. imports. The tariffs have disrupted, and may continue to disrupt, the global markets, may increase the risk of a major economic recession or slowdown and escalate tensions between the United States and other countries. The extent of the impact of such tariffs and changes in trade policies or other regulations is uncertain and unpredictable, and may significantly adversely affect the global economy, the market price of our common stock, and our and our tenants’ businesses. Further, the extent to which public health crises such as pandemics or epidemics impact our business, operations and financial results is uncertain, and will depend on numerous factors that we may not be able to accurately predict, including governmental, business, and individual actions taken in response to any such outbreak and the extent and duration of the adverse impact on the global economy. Such outbreaks may disrupt the supply of products or services from third-party vendors or result in shortages of raw materials necessary to operate our tenants’ businesses or prolonged closure, which may adversely impact their businesses, financial condition and liquidity, and may cause one or more of our tenants to be unable to meet their obligations to us in full, or at all, or to otherwise seek modifications of such obligations. Moreover, general decline in business activity and demand for real estate transactions could adversely affect our ability or desire to grow our portfolio of properties and the financial impact of any such outbreak could negatively impact our future compliance with the financial covenants of our various borrowings, resulting in a default and potentially an acceleration of indebtedness, which non-compliance could negatively impact our ability to make additional borrowings under our Credit Facility and pay dividends.

Additionally, geopolitical conflicts, such as terrorist attacks or other acts of violence or war (including the conflicts in Russia and Ukraine, the Middle East, and South America) and the related adverse impact on macroeconomic conditions as a result of such conflicts could negatively affect our business or the businesses of our tenants. Such geopolitical conflicts may also directly or indirectly impact the physical facilities, networks or the business or the financial condition of us or those of our tenants, vendors or financial institutions with which we have a relationship or conduct business. The consequences of such conflicts are unpredictable, and we may not be able to foresee events that could have a material adverse effect on us. More generally, any of these events resulting from global political and economic uncertainties could cause consumer confidence and spending to decrease, result in an economic recession or increase volatility of the financial markets and economy of the United States and worldwide. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends, or stock price.

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

As of December 31, 2025, we leased:

•
148 properties in five separate unitary leases and one stand-alone lease to subsidiaries of ARKO Corp. (NASDAQ: ARKO) which represented, in the aggregate, 12% of our total revenues for the year ended December 31, 2025.

•
127 properties in three separate unitary leases and two stand-alone leases to subsidiaries of Global Partners LP (NYSE: GLP) which represented, in the aggregate, 10% of our total revenues for the year ended December 31, 2025.

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

We periodically evaluate our real estate investments and other assets for impairment indicators. The judgment regarding the existence of impairment indicators is based on U.S. Generally Accepted Accounting Principles (“GAAP”), and includes a variety of factors such as market conditions, the accumulation of asset retirement costs due to changes in estimates associated with our estimated environmental liabilities, the status of significant leases, the financial condition of major tenants, and other assumptions and factors that could affect the cash flow from or fair value of our properties. During the years ended December 31, 2025 and 2024, we incurred $2.8 million and $4.0 million, respectively, of impairment charges. We may be required to take similar impairment charges, which could affect the implementation of our current business strategy and have a material adverse effect on our financial condition and results of operations.

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

Our future success and ability to implement our business and investment strategy depends, in part, on our ability to attract and retain key management personnel and directors, and on the continued contributions of such persons, each of whom may be difficult to replace. As of December 31, 2025, we employ 31 employees given our status as a REIT and have a cost-effective management structure. We do not have any employment agreements with any of our executives. In the event of the loss of key management personnel or directors, or upon unexpected death, disability or retirement, we may not be able to attract, timely hire and retain key personnel with comparable skill, ability and industry expertise, which could have a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

Our principal sources of liquidity include cash flows from operations, funds available under our Credit Facility, proceeds from the offering of new debt or equity securities, including the sale of our common stock under our ATM Program, available cash and cash equivalents, and proceeds from future real estate asset sales.

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

A forward purchaser’s decision to exercise its right to accelerate the physical settlement of any forward sales agreement and require us to physically settle on a date specified by such forward purchaser could be made irrespective of our interests, including our need for capital. In such cases, we could be required to issue and deliver shares of shares of our common stock under the physical settlement provisions of the applicable forward sales agreement, irrespective of our capital needs, which would result in dilution to our earnings per share and return on equity.

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

We previously engaged an outside consultant to conduct a comprehensive cybersecurity assessment, the methodology for which was based on information security frameworks and guidelines such as the National Institute of Standards and Technology (NIST), Center for Information Security (CIS), and ISO27001. Management reviewed the results of the assessment with the Audit Committee and is working with consultants, auditors, and other third parties to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means.

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

We independently obtain and maintain a program of insurance which we believe adequately covers our owned and leased properties for casualty and liability risks. Our insurance program is underwritten in view of primary insurance coverages which we require to be provided by substantially all of our tenants for properties they lease from us, including in respect to casualty, liability, pollution legal liability, fire and extended coverage risks.

The following table summarizes the geographic distribution of our properties as of December 31, 2025. In addition, we lease approximately 11,100 square feet of office space at 292 Madison Avenue, New York, New York for our corporate headquarters, which we believe will remain suitable and adequate for such purposes for the immediate future.

	Owned by Getty Realty	Leased by Getty Realty	Total Properties by State	Percent of Total Properties
New York	162	17	179	15.2%
Texas	123	—	123	10.5
Massachusetts	99	4	103	8.8
Connecticut	61	4	65	5.5
South Carolina	58	—	58	4.9
Virginia	55	1	56	4.8
North Carolina	51	—	51	4.3
New Hampshire	44	—	44	3.7
Maryland	40	2	42	3.6
Michigan	42	—	42	3.6
New Jersey	40	1	41	3.5
California	32	—	32	2.7
Washington State	30	—	30	2.5
Arizona	28	—	28	2.4
Georgia	25	—	25	2.1
Ohio	25	—	25	2.1
Colorado	23	—	23	2.0
Pennsylvania	20	—	20	1.7
Nevada	20	—	20	1.7
Florida	19	—	19	1.6
Arkansas	13	—	13	1.1
Missouri	13	—	13	1.1
Oregon	13	—	13	1.1
Kentucky	12	—	12	1.0
Mississippi	11	—	11	0.9
Hawaii	10	—	10	0.9
Kansas	9	—	9	0.8
Maine	8	—	8	0.7
Tennessee	8	—	8	0.7
Louisiana	6	—	6	0.5
Minnesota	6	—	6	0.5
New Mexico	5	—	5	0.4
Oklahoma	5	—	5	0.4
Alabama	4	—	4	0.3
North Dakota	4	—	4	0.3
Illinois	3	—	3	0.3
Nebraska	3	—	3	0.3
Vermont	3	—	3	0.3
Indiana	2	—	2	0.2
Iowa	2	—	2	0.2
Rhode Island	2	—	2	0.2
Washington, D.C.	2	—	2	0.2
West Virginia	2	—	2	0.2
South Dakota	1	—	1	0.1
Wisconsin	1	—	1	0.1
Total	1,145	29	1,174	100.0%

The properties that we lease from third parties have a remaining lease term, including renewal and extension option terms, averaging approximately 7.8 years. The following table sets forth information regarding lease expirations, including renewal and extension option terms, for properties that we lease from third parties:

	Number of Leases Expiring	Percent of Total Leased Properties	Percent of Total Properties
2026	4	13.8%	0.3%
2027	3	10.3	0.3
2028	1	3.5	0.1
2029	1	3.5	0.1
2030	2	6.9	0.2
Subtotal	11	38.0	1.0
Thereafter	18	62.0	1.5
Total	29	100.0%	2.5%

For the year ended December 31, 2025, revenues from rental properties, which includes base rental income, additional rental income, if any, and certain GAAP revenue recognition adjustments, were $219.6 million, an average of approximately $191 thousand per property given the 1,148 average rental properties held during the year. For the year ended December 31, 2024, revenues from rental properties were $198.7 million, an average of $178 thousand per property given the 1,115 average rental properties held during the year. Rental property lease expirations and annualized base rent (“ABR”) as of December 31, 2025 are as follows (dollars in thousands):

	Number of Properties (a)	ABR (b)	Percentage of Total ABR
2026	20	$2,426	1.1%
2027	162	12,616	5.7
2028	49	9,037	4.1
2029	75	12,630	5.7
2030	52	6,229	2.8
2031	69	11,421	5.2
2032	142	18,915	8.6
2033	52	8,447	3.8
2034	82	11,807	5.3
2035	88	20,542	9.3
Thereafter	389	107,135	48.4
Subtotal	1,180	$221,205	100.0%
Redevelopment	2	—	—
Vacant	3	—	—
Total	1,185	$221,205	100.0%

(a)
Reflects certain properties that have multiple leases.
(b)
Represents the monthly base rent due from tenants under existing leases as of December 31, 2025, multiplied by 12.

Item 3. Legal Proceedings

We are involved in various legal proceedings, many of which we consider to be routine and incidental to our business. Many of these legal proceedings involve claims relating to alleged discharges of petroleum into the environment at current and former gasoline stations. We routinely assess our liabilities and contingencies in connection with these matters based upon the latest available information. The following is a description of material legal proceedings, including those involving private parties and governmental authorities under federal, state and local laws regulating the discharge of hazardous substances into the environment. We are vigorously defending all of the legal proceedings against us, including each of the legal proceedings listed below. As of December 31, 2025, we had accrued amounts for certain of these matters which we believe were appropriate based on information then currently available. It is possible that losses related to these legal proceedings could exceed the amounts accrued as of December 31, 2025, and that such additional losses could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

The initial discovery phase of the litigation has concluded, and the U.S. District Court for the Southern District of New York has approved the transfer of certain discovered focus sites to the U.S. District Court for the Eastern District of Pennsylvania for trial. Our focus sites were not among those transferred for trial. The U.S. District Court for the Southern District of New York has retained the remainder of the focus sites for additional discovery, and upon completion of such discovery, additional pretrial motion practice is anticipated. Once all pretrial motions pertaining to this phase of the litigation are concluded, the remainder of the case is expected to be remanded to the Eastern District of Pennsylvania for trial. Multiple defendants in the case have settled with plaintiff. We continue to vigorously defend the claims made against us. We have recorded an accrual in connection with this matter based on management’s judgment that a loss is probable and the amount is reasonably estimable. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies, the outcome of which are not yet known.

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants, including Exxon Mobil, APEX Oil, Astra Oil, Atlantic Richfield, BP, Chevron, Citgo, ConocoPhillips, Hess, Kinder Morgan, Lukoil, Marathon, Shell, Sunoco, Texaco, Valero, Cumberland Farms, Duke Energy, El Paso Merchant Energy-Petroleum, Energy Transfer Partners, Equilon Enterprises, ETP Holdco, George E. Warren Corporation, Getty Petroleum Marketing, Inc., Gulf, Guttman Energy, Hartree Partners, Holtzman Oil, Motiva Enterprises, Nustar Terminals Operations Partnership, Phillips 66, Premcor, 7-Eleven, Sheetz, Total Petrochemicals & Refining USA, Transmontaigne Product Services, Vitol S.A., WAWA, and Western Refining. Subsequent to service of the complaint, the defendants removed the case to the United States District Court for the District of Maryland. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

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

On January 9, 2025, Nokia of America Corporation, an intervening party, filed a Notice of Appeal of the Order to the United States Court of Appeals for the Third Circuit. Occidental, also an intervening party, filed a separate Notice of Appeal on February 13, 2025. The timeline for resolving the appeals before the Third Circuit remains inherently uncertain. Depending on the time required for briefing and deliberation, a decision will extend into 2026.

In 2025, following its appeal of the Modified CD, Occidental underwent a corporate reorganization that ultimately resulted in the segregation of its business assets from its legacy environmental liabilities (including those related to the Diamond Alkali Superfund Site) and the formation of two newly created entities: Occidental Chemical Company (“OxyChem”) and Environmental Resource Holdings, LLC (“ERH”). Consequently, in February, 2026, members of the SPG filed a declaratory judgment action in the New Jersey District Court seeking a ruling that both OxyChem and ERH remain jointly and severally liable for all of Occidental’s CERCLA obligations relating to the Diamond Alkali Superfund Site.

If the Modified CD remains in its currently approved form after the appeals process is exhausted, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court’s Order is overturned on appeal, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the District Court’s Order is overturned or is not ultimately approved in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and an outcome which is not yet known. We previously transferred funds to an escrow account based on our share of the settlement contemplated by the Modified CD, however it is possible that circumstances may, including but not limited to possible consequences of an adverse ruling in the above referenced declaratory judgment action, such that and losses related to the Lower Passaic River proceedings could exceed the amounts we have funded.

For additional information see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities Capital Stock

Our common stock is traded on the New York Stock Exchange (symbol: GTY). There were approximately 60,338 beneficial holders of our common stock as of January 30, 2026, of which approximately 744 were holders of record.

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

Sales of Unregistered Securities

None.

Stock Performance Graph

Comparison of Five-Year Cumulative Total Return*

$200.00
$180.00
$160.00
$140.00
$120.00
$100.00
$80.00
12/31/2020
12/31/2021
12/30/2022
12/29/2023
12/31/2024
12/31/2025
$100.00
$135.95
$126.89
$122.76
$137.09
$114.81
$102.22
$127.02
$126.99
$125.17
$156.59
$137.49
$142.89
$182.25
$146.52
$133.54
Getty Realty Corp.
Standard & Poor's 500
Peer Group

	12/31/2020	12/31/2021	12/30/2022	12/29/2023	12/31/2024	12/31/2025
Getty Realty Corp.	$100.00	$122.76	$137.09	$125.17	$137.49	$133.54
Standard & Poor's 500	100.00	126.89	102.22	126.99	156.59	182.25
Peer Group	100.00	135.95	114.81	127.02	142.89	146.52

Assumes $100 invested at the close of the last day of trading on the New York Stock Exchange on December 31, 2020, in Getty Realty Corp. common stock, Standard & Poor’s 500 and Peer Group.

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

This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" of the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. As of December 31, 2025, our portfolio included 1,174 properties, including 1,145 properties owned by us and 29 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,174 properties are located in 44 states and Washington D.C., and our typical property is located in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, drive thru quick service restaurant, or certain other freestanding retail uses. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of December 31, 2025, we leased 1,169 of our properties to tenants under triple-net leases, including 962 properties leased under 62 separate unitary or master triple-net leases, and 207 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of December 31, 2025, our weighted average remaining lease term, excluding renewal options, was 9.9 years.

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

As of December 31, 2025, we also had two properties under redevelopment and three properties were vacant.

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

During the year ended December 31, 2025, we invested approximately $273.0 million in convenience and automotive retail properties, including the acquisition of 28 drive-thru quick service restaurants, 24 convenience stores, 15 automotive service centers, and nine express tunnel car washes.

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

During the year ended December 31, 2025, rent commenced on one completed redevelopment project and increased rent commenced on one revenue-enhancing capital expenditure project for an expanded convenience store. During the year ended December 31, 2024, rent commenced on one completed redevelopment project. Since the inception of our redevelopment program in 2015, we have completed 34 redevelopment and revenue-enhancing capital expenditure projects.

As of December 31, 2025, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

We believe that FFO and AFFO are helpful to analysts and investors in measuring our performance because both FFO and AFFO exclude various items included in GAAP net earnings that do not relate to, or are not indicative of, the core operating performance of our portfolio. Specifically, FFO excludes items such as depreciation and amortization of real estate assets, gains or losses on dispositions of real estate assets, and impairment charges. With respect to AFFO, we further exclude the impact of (i) deferred rental revenue (straight-line rent), the net amortization of intangible market lease assets and liabilities, adjustments recorded for the recognition of rental income from direct financing leases, and the amortization of deferred lease incentives (collectively, “Revenue Recognition Adjustments”), (ii) environmental accretion expenses, environmental litigation accruals, insurance reimbursements, legal settlements and judgments, and changes in environmental remediation estimates (collectively, “Environmental Adjustments”), (iii) stock-based compensation expense, (iv) amortization of debt issuance costs and (v) other items, which may include allowances for credit losses on notes and mortgages receivable and direct financing leases, losses on extinguishment of debt, retirement and severance costs, losses on termination of swaps, and other items that do not impact our recurring cash flow and which are not indicative of our core operating performance.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2025	2024	2023
Net earnings	$79,192	$71,064	$60,151
Depreciation and amortization of real estate assets	61,934	54,984	45,296
Gains on dispositions of real estate	(7,772)	(6,038)	(4,625)
Impairments	2,817	3,966	5,243
Funds from operations (FFO)	136,171	123,976	106,065
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(8,772)	(7,129)	(4,033)
Amortization of intangible market lease assets and liabilities, net	(312)	(427)	(1,057)
Amortization of investments in direct financing leases	4,692	5,580	6,004
Amortization of lease incentives	(2,837)	284	1,098
Total revenue recognition adjustments	(7,229)	(1,692)	2,012
Environmental Adjustments
Accretion expense	313	407	585
Changes in environmental estimates	(4,753)	(933)	(302)
Environmental litigation accruals	5,616	125	—
Insurance reimbursements	(86)	(95)	(138)
Legal settlements and judgments	—	(41)	—
Total environmental adjustments	1,090	(537)	145
Other Adjustments
Stock-based compensation expense	6,918	5,934	5,582
Amortization of debt issuance costs	2,494	2,253	1,211
Recovery of allowance for credit loss on notes and mortgages receivable and direct financing leases	(67)	(177)	(189)
Loss on extinguishment of debt	—	—	43
Loss on termination of interest rate swaps	1,658	—	—
Retirement and severance costs	404	1,036	939
Total other adjustments	11,407	9,046	7,586
Adjusted funds from operations (AFFO)	$141,439	$130,793	$115,808

Basic per share amounts:
Net earnings	$1.35	$1.26	$1.16
FFO (a)	2.35	2.22	2.07
AFFO (a)	2.44	2.35	2.26
Diluted per share amounts:
Net earnings	$1.35	$1.25	$1.15
FFO (a)	2.34	2.21	2.06
AFFO (a)	2.43	2.34	2.25
Weighted average common shares outstanding:
Basic	56,316	54,305	50,020
Diluted	56,459	54,552	50,216

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Year ended December 31,
	2025	2024	2023
FFO	$3,933	$3,208	$2,624
AFFO	4,085	3,384	2,865

Results of Operations

Year ended December 31, 2025, compared to year ended December 31, 2024

The following table presents select data and comparative results from our consolidated statements of operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024 (in thousands):

	Year ended December 31,
	2025	2024	$ Change
Revenues:
Revenues from rental properties	$219,585	$198,669	$20,916
Interest on notes and mortgages receivable	2,142	4,722	(2,580)

Operating expenses:
Property costs	8,745	14,859	(6,114)
Impairments	2,817	3,966	(1,149)
Environmental	1,950	585	1,365
General and administrative	27,268	25,265	2,003
Depreciation and amortization	61,934	54,984	6,950

Other items:
Gains on dispositions of real estate	7,772	6,038	1,734
Interest expense	46,374	39,272	7,102

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the year ended December 31, 2025, as compared to the year ended December 31, 2024 (in thousands):

	Year ended December 31,
	2025	2024	$ Change
Rental income	$207,300	$186,124	$21,176
Revenue recognition adjustments	7,229	1,692	5,537
Tenant reimbursement income	5,056	10,853	(5,797)
Total revenues from rental properties	219,585	198,669	20,916

Rental income includes base rental income and additional rental income, if any, based on the aggregate volume of fuel sold at certain properties. The increase in rental income was primarily due to additional base rental income from properties acquired during the years ended December 31, 2025 and 2024, as well as rent commencements from completed redevelopments and contractual rent increases for certain in-place leases, partially offset by dispositions of real estate during the same periods.

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

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was primarily due to a net decrease in the average notes and mortgages receivable outstanding as collections of notes and mortgages receivable for completed development funding projects offset incremental development funding advances for the construction of new-to-industry properties.

Property Costs

The following table presents the results for property costs for the year ended December 31, 2025, as compared to the year ended December 31, 2024 (in thousands):

	Year ended December 31,
	2025	2024	$ Change
Property operating expenses	$8,057	$14,217	$(6,160)
Leasing and redevelopment expenses	688	642	46
Total property costs	8,745	14,859	(6,114)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any. The decrease in property costs was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes due directly to the applicable taxing authorities, as well as lower rent expense.

Impairments

Impairment charges are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the years ended December 31, 2025 and 2024 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, (ii) reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties, and (iii) reductions in estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids for certain of our properties.

Environmental Expenses

The change in environmental expenses for the year ended December 31, 2025 was primarily due to an increase in environmental litigation accruals of $5.5 million, partially offset by removal of $4.1 million of unknown reserve liabilities which had previously been accrued for certain properties. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The change in general and administrative expenses was primarily due to a net $1.0 million increase in employee-related expenses, and a $0.9 million increase in legal and other professional fees, including certain transaction related costs.

Depreciation and Amortization Expenses

The increase in depreciation and amortization expense was primarily due to additional depreciation and amortization from properties acquired during the years ended December 31, 2025 and 2024, partially offset by a decrease in depreciation charges related to asset retirement costs, the effect of certain assets becoming fully depreciated, lease terminations, and dispositions of real estate during the same period.

Gains on Disposition of Real Estate

The gains on dispositions of real estate were resulted from the sale of 13 and 31 properties during the years ended December 31, 2025 and 2024, respectively.

Interest Expense

The increase in interest expense was primarily due to higher average borrowings during the year ended December 31, 2025, as compared to the year ended December 31, 2024.

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

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Credit Facility, proceeds from unfunded Senior Unsecured Notes, proceeds from the settlement of shares of common stock subject to forward sales agreements related to our ATM Program, and available cash and cash equivalents.

As of December 31, 2025, we had $200.0 million of availability under our Credit Facility, $250.0 million of unfunded Senior Unsecured Notes, 2.1 million shares of common stock subject to forward sales agreements which are anticipated to generate approximately $62.6 million of gross proceeds upon settlement, and available cash and cash equivalents of $8.4 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the years ended December 31, 2025 and 2024 are summarized as follows (in thousands):

	Year ended December 31,
	2025	2024	$ Change
Net cash flow provided by operating activities	$127,446	$130,504	$(3,058)
Net cash flow used in investing activities	(241,890)	(200,469)	(41,421)
Net cash flow provided by financing activities	113,607	78,296	35,311

Operating Activities

The change in net cash flow provided by operating activities for the years ended December 31, 2025 and 2024 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities as presented on our consolidated statements of cash flows.

Investing Activities

The change in net cash flow used in investing activities for the year ended December 31, 2025, was primarily due to a decrease of $76.8 million in collection of notes and mortgages receivable, offset by a decrease of $10.3 million in issuance of notes and mortgages receivable, a decrease of $12.3 million in property acquisitions and a $10.1 million decrease in deposits for property acquisitions.

Financing Activities

The change in net cash flow provided by financing activities was primarily due to the issuance of $125.0 million of new Senior Unsecured Notes and a $104.7 million increase in net proceeds from the issuance of common stock, partially offset by a net repayment under the Credit Facility and Term Loan of $130.0 million, the repayment of $50.0 million Series C Notes, an $8.4 million increase in cash dividends paid, and a $4.4 million increase in debt issuance costs paid.

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

Term Loan

In October 2023, we entered into a term loan credit agreement (the “Term Loan Agreement”) that provided for a senior unsecured term loan (the “Term Loan”) in an aggregate principal amount of $150.0 million. The Term Loan was to mature in October 2025, subject to one twelve-month extension exercisable at our option.

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations.

Senior Unsecured Notes

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the “Seventh Amended and Restated Prudential Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of December 31, 2025 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of December 31, 2025 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of December 31, 2025 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of December 31, 2025 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In June, 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, “MetLife”) (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, Series Q Notes, Series R Notes, Series S Notes, Series T Notes, and Series U Notes are collectively referred to as the “Senior Unsecured Notes”.

Debt Maturities

The amounts outstanding under our Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2025	2024
Credit Facility	January 2029	5.06%	$250,000	$82,500
Term Loan	October 2025	6.13%	—	150,000
Series C Note	February 2025	4.75%	—	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			1,000,000	907,500
Unamortized debt issuance costs, net (a)			(5,044)	(3,158)
Total debt, net			$994,956	$904,342

(a)
Unamortized debt issuance costs related to the Credit Facility were $3.5 million and $0.6 million as of December 31, 2025 and 2024, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. During the year ended December 31, 2025, we settled 4.0 million shares and realized net proceeds of $113.6 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

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

ATM Direct Issuances

During the years ended December 31, 2025 and 2024, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

The following table summarizes activity under our ATM Program in connection with forwards sales agreements for the years ended December 31, 2025 and 2024 ($ in thousands):

				December 31, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$10,793	—	$—
Three Months Ended December 31, 2024	992,696	342,696	10,913	650,000	20,963
Three Months Ended September 30, 2025	1,018,695	—	—	1,018,695	28,950
Three Months Ended December 31, 2025	441,850	—	—	441,850	12,664
Total	2,859,968	749,423	$21,706	2,110,545	$62,577

				December 31, 2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	—	217,561	$7,205	—	$—
Three Months Ended December 31, 2023	—	831,489	23,753	—	—
Three Months Ended June 30, 2024	406,727	—	—	406,727	11,382
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Total	1,399,423	1,049,050	$30,958	1,399,423	$43,659

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

Regular quarterly dividends paid to our stockholders aggregated $108.7 million, $100.2 million and $87.0 million for the years ended December 31, 2025, 2024 and 2023, respectively. There can be no assurance that we will continue to pay dividends at historical rates.

Contractual Obligations

Our significant contractual obligations and commitments, excluding extension options and unamortized debt issuance costs, as of December 31, 2025, were comprised of borrowings under the Credit Facility, our Senior Unsecured Notes, operating and finance lease payments due to landlords, estimated environmental remediation expenditures, and our funding commitments for capital improvements at certain properties.

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

Critical Accounting Policies and Estimates

The consolidated financial statements included in this Annual Report on Form 10-K have been prepared in conformity with GAAP. The preparation of consolidated financial statements in accordance with GAAP requires us to make estimates, judgments and assumptions that affect the amounts reported on our consolidated financial statements. Although we have made estimates, judgments and assumptions regarding future uncertainties relating to the information included on our consolidated financial statements, giving due consideration to the accounting policies selected and materiality, actual results could differ from these estimates, judgments and assumptions and such differences could be material.

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

The sales of non-financial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the property.

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

Environmental Remediation Obligations

We provide for the estimated fair value of future environmental remediation obligations when it is probable that a liability has been incurred and a reasonable estimate of fair value can be made. See “Environmental Matters” below for additional information. Environmental liabilities net of related recoveries are measured based on their expected future net cash flows which have been adjusted for inflation and discounted to present value. Since environmental exposures are difficult to assess and estimate and knowledge about these liabilities is not known upon the occurrence of a single event, but rather is gained over a continuum of events, we believe that it is appropriate that our accrual estimates are adjusted as the remediation treatment progresses, as circumstances change and as environmental contingencies become more clearly defined and reasonably estimable. A critical assumption in accruing for these liabilities is that the state environmental laws and regulations will be administered and enforced in the future in a manner that is consistent with past practices. Environmental liabilities are estimated net of recoveries of environmental costs from state underground storage tanks ("UST") remediation funds, with respect to past and future spending based on estimated recovery rates developed from our experience with the funds when such recoveries are considered probable. A critical assumption in accruing for these recoveries is that the state UST fund programs will be administered and funded in the future in a manner that is consistent with past practices and that future environmental spending will be eligible for reimbursement at historical rates under these programs. We accrue environmental liabilities based on our share of responsibility as defined in our lease contracts with our tenants and under various other agreements with others or if circumstances indicate that our counterparty may not have the financial resources to pay its share of the costs. Our assumptions regarding the ultimate allocation method and share of responsibility that we used to allocate environmental liabilities may change, which has resulted, and may in the future result, in material adjustments to the amounts recorded for environmental litigation accruals and environmental remediation liabilities. We may ultimately be responsible to pay for environmental liabilities as the property owner if our tenants or other counterparties fail to pay them. In certain environmental matters the effect on future financial results is not subject to reasonable estimation because considerable uncertainty exists both in terms of the probability of loss and the estimate of such loss. The ultimate liabilities resulting from such lawsuits and claims, if any, may be material to our results of operations in the period in which they are recognized.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefor, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the year ended December 31, 2025, we removed $4.1 million of unknown reserve liabilities which had previously been accrued for these properties. From the inception to date, we removed $28.3 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use are fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $7.7 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2025.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.3 million, $0.4 million and $0.6 million of net accretion expense was recorded for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2025, 2024 and 2023, we recorded credits to environmental expenses aggregating $4.8 million, $0.9 million and $0.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2025 and 2024, we increased the carrying values of certain of our properties by $2.4 million and $2.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations, or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, were $1.7 million, $2.8 million, and $3.0 million, respectively. Capitalized asset retirement costs were $29.3 million (consisting of $23.9 million of known environmental liabilities and $5.4 million of reserves for future environmental liabilities) as of December 31, 2025, and $33.2 million (consisting of $25.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of December 31, 2024. We recorded impairment charges aggregating $2.1 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2025 we had $5.6 million accrued, for certain of these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” and Note 3 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K for the year ended December 31, 2025.

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

Based on our outstanding borrowings under the Credit Facility of $250.0 million as of December 31, 2025, an increase in market interest rates of 1.0% for 2026 would decrease our 2026 net income and cash flows by approximately $2.5 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

In order to minimize our exposure to credit risk associated with financial instruments, we place our temporary cash investments, if any, with high credit quality institutions. Temporary cash investments, if any, are currently held in an overnight bank time deposit with JPMorgan Chase Bank, N.A. and these balances, at times, may exceed federally insurable limits.

See “ Item. 1A. Risk Factors” in this Annual Report on Form 10-K for additional information.

6Item 8. Financial Statements and Supplementary Data

GETTY REALTY CORP. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

SUPPLEMENTARY DATA

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share data)

	December 31,
	2025	2024
ASSETS:
Real Estate:
Land	$1,050,611	$943,800
Buildings and improvements	1,141,467	1,028,799
Lease intangible assets	209,184	171,129
Investment in direct financing leases, net	38,853	43,416
Construction in progress	73	96
Real estate held for use	2,440,188	2,187,240
Less accumulated depreciation and amortization	(405,908)	(350,626)
Real estate held for use, net	2,034,280	1,836,614
Real estate held for sale, net	1,896	243
Real estate, net	2,036,176	1,836,857
Notes and mortgages receivable	19,466	29,454
Cash and cash equivalents	8,361	9,484
Restricted cash	4,419	4,133
Deferred rent receivable	70,325	61,553
Accounts receivable	2,366	2,509
Right-of-use assets - operating	10,190	12,368
Right-of-use assets - finance	60	107
Prepaid expenses and other assets	22,005	17,215
Total assets	$2,173,368	$1,973,680
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$250,000	$82,500
Term Loan, net	—	148,951
Senior Unsecured Notes, net	748,351	673,511
Environmental remediation obligations	15,928	20,942
Dividends payable	29,828	26,541
Lease liability - operating	11,300	13,612
Lease liability - finance	174	330
Accounts payable and accrued liabilities	45,658	45,210
Total liabilities	1,101,239	1,011,597
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 59,815,921 and 55,027,144 shares issued and outstanding, respectively	598	550
Accumulated other comprehensive income (loss)	—	(1,864)
Additional paid-in capital	1,229,340	1,088,390
Dividends paid in excess of earnings	(157,809)	(124,993)
Total stockholders’ equity	1,072,129	962,083
Total liabilities and stockholders’ equity	$2,173,368	$1,973,680

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

(in thousands, except per share amounts)

	Year ended December 31,
	2025	2024	2023
Revenues:
Revenues from rental properties	$219,585	$198,669	$180,488
Interest on notes and mortgages receivable	2,142	4,722	5,358
Total revenues	221,727	203,391	185,846
Operating expenses:
Property costs	8,745	14,859	23,789
Impairments	2,817	3,966	5,243
Environmental	1,950	585	1,261
General and administrative	27,268	25,265	23,735
Depreciation and amortization	61,934	54,984	45,296
Total operating expenses	102,714	99,659	99,324

Gains on dispositions of real estate	7,772	6,038	4,625

Operating income	126,785	109,770	91,147

Other income, net	439	566	574
Interest expense	(46,374)	(39,272)	(31,527)
Loss on termination of interest rate swaps	(1,658)	—	—
Loss on extinguishment of debt	—	—	(43)
Net earnings	$79,192	$71,064	$60,151

Basic earnings per common share:
Net Earnings	$1.35	$1.26	$1.16

Diluted earnings per common share:
Net Earnings	$1.35	$1.25	$1.15

Weighted average common shares outstanding:
Basic	56,316	54,305	50,020
Diluted	56,459	54,552	50,216

Net earnings	79,192	71,064	60,151

Other comprehensive loss:
Unrealized gain (loss) on cash flow hedges	1,271	2,688	(3,938)
Cash flow hedge income reclassified to interest expense	593	(531)	(83)
Total other comprehensive income (loss)	1,864	2,157	(4,021)

Comprehensive income	$81,056	$73,221	$56,130

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year ended December 31,
	2025	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$79,192	$71,064	$60,151
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	61,934	54,984	45,296
Impairment charges	2,817	3,966	5,243
Gains on dispositions of real estate	(7,772)	(6,038)	(4,625)
Loss on extinguishment of debt	—	—	43
Deferred rent receivable	(8,772)	(7,129)	(4,033)
Recovery of allowance for credit loss on notes and mortgages receivable and direct financing leases	(67)	(177)	(189)
Amortization of intangible market lease assets and liabilities	(3,149)	(143)	41
Amortization of investment in direct financing leases	4,692	5,580	6,004
Amortization of debt issuance costs	2,494	2,253	1,211
Accretion expense	313	407	585
Stock-based compensation expense	6,918	5,934	5,582
Changes in assets and liabilities:
Accounts receivable	144	2,503	(1,098)
Prepaid expenses and other assets	(11,089)	1,493	(2,285)
Environmental remediation obligations	(7,768)	(4,756)	(6,157)
Accounts payable and accrued liabilities	7,559	563	(471)
Net cash flow provided by operating activities	127,446	130,504	105,298
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(277,746)	(290,070)	(248,072)
Capital expenditures	(429)	(878)	(309)
Addition to construction in progress, net	4	(1,090)	(349)
Proceeds from dispositions of real estate	14,018	12,986	11,201
Deposits for property acquisitions	7,108	(3,023)	3,930
Issuance of notes and mortgages receivable	(12,821)	(23,137)	(119,268)
Collection of notes and mortgages receivable	27,976	104,743	42,162
Net cash flow used in investing activities	(241,890)	(200,469)	(310,705)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	616,000	236,000	230,500
Repayments of Credit Facility	(448,500)	(163,500)	(290,500)
Proceeds from Senior Unsecured Notes	125,000	—	125,000
Proceeds from Term Loan	—	75,000	75,000
Repayment of Term Loan	(150,000)	—	—
Repayments of Senior Unsecured Notes	(50,000)	—	(75,043)
Payments of finance lease liability	(156)	(265)	(297)
Payments of cash dividends	(108,653)	(100,209)	(86,964)
Payments of debt issuance costs	(4,510)	(145)	(2,932)
Security deposits received (refunded)	413	2,138	(547)
Payments in settlement of restricted stock units	(1,266)	(1,282)	(1,004)
Proceeds from issuance of common stock, net - equity offering	113,573	(399)	112,128
Proceeds from issuance of common stock, net - ATM Program	21,706	30,958	114,103
Net cash flow provided by financing activities	113,607	78,296	199,444
Change in cash, cash equivalents and restricted cash	(837)	8,331	(5,963)
Cash, cash equivalents and restricted cash at beginning of year	13,617	5,286	11,249
Cash, cash equivalents and restricted cash at end of year	$12,780	$13,617	$5,286

	Year ended December 31,
	2025	2024	2023
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$43,464	$38,161	$29,379
Income taxes	525	352	677
Environmental remediation obligations	3,015	3,823	5,856
Non-cash transactions
Dividends declared but not yet paid	$29,828	$26,541	$24,850
Issuance of notes and mortgages receivable related to property dispositions	5,275	—	—

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

On June 16, 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurements of Credit Losses on Financial Instruments (“ASU 2016-13”). For additional information regarding our direct financing leases, see Note 2 in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In accordance with ASU 2016-13, we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of December 31, 2025 and 2024, the allowance for credit losses on notes and mortgages receivable was $0.3 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to purchase via sale-leaseback transactions at the end of the construction period. During the year ended December 31, 2025, we funded $8.5 million and, as of December 31, 2025, had outstanding $7.5 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, which is typically nine to twelve months, although we will consider construction periods which may extend beyond 24 months. Funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. We also review and inspect each property before disbursement of funds during the term of the construction loan. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire real estate assets under construction from the tenant and commit to provide additional funding to our tenants during the construction period to complete the properties. These transactions do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. During the year ended December 31, 2025, we funded $2.8 million of such investments and, as of December 31, 2025, there were no amounts outstanding for such investments.

Cash and Cash Equivalents

We consider all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Our cash and cash equivalents are held in the custody of financial institutions, and these balances, at times, may exceed federally insurable limits.

Restricted Cash

Restricted cash consists of cash that is contractually restricted or held in escrow pursuant to various agreements with counterparties. As of December 31, 2025 and 2024, restricted cash of $4.4 million and $4.1 million, respectively, consisted of security deposits received from our tenants.

Revenue Recognition and Deferred Rent Receivable

We determine the proper amount of revenue to be recognized in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). To determine the proper amount of revenue to be recognized , we perform the following steps: (i) identify the contract with the customer, (ii) identify the performance obligations within the contract, (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations and (v) recognize revenue when (or as) a performance obligation is satisfied. Our primary source of revenue consists of revenue from rental properties and tenant reimbursements that is derived from leasing arrangements, which is specifically excluded from the standard, and thus had no material impact on our consolidated financial statements or notes to our consolidated financial statements as of December 31, 2025, 2024 and 2023.

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

The sales of non-financial assets, such as real estate, are to be recognized when control of the asset transfers to the buyer, which will occur when the buyer has the ability to direct the use of or obtain substantially all of the remaining benefits from the asset. This generally occurs when the transaction closes and consideration is exchanged for control of the property.

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

We recorded impairment charges aggregating $2.8 million, $4.0 million, and $5.2 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based upon estimated sales prices from third-party offers based on signed contracts, letters of intent or indicative bids, for which we do not have access to the unobservable inputs used to determine these estimated fair values, and/or consideration of the amount that currently would be required to replace the asset, as adjusted for obsolescence, and resulted in $0.7 million of impairments charges recognized during the year ended December 31, 2025. During the year ended December 31, 2025, the remaining impairments of $2.1 million were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. For the years ended December 31, 2025, 2024 and 2023, impairment charges aggregating $0.8 million, $0.8 million and $2.3 million, respectively, were related to properties that were previously disposed of by us.

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

Income Taxes

We file a federal income tax return on which are consolidated our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns filed for the years ended December 31, 2022, 2023 and 2024, and tax returns which will be filed for the year ended December 31, 2025, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

New Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027,with early adoption permitted. We are currently evaluating the impact of adopting ASU 2024-03.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this update provide all entities with a practical expedient, which allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, in developing reasonable and supportable forecasts as part of estimating expected credit losses. We are currently evaluating the potential impact of adopting ASU 2025-05 on our consolidated financial statements and disclosures.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). ASU 2025-11 is intended to clarify and improve certain aspects of interim financial reporting, including the requirements for interim disclosures and the application of recognition and measurement guidance in interim periods. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2026. We are currently evaluating the potential impact of the guidance and potential additional disclosures required.

NOTE 2. — LEASES

As Lessor

As of December 31, 2025, we owned 1,145 properties and leased 29 properties from third-party landlords. These 1,174 properties are located in 44 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 6 – Environmental Obligations.

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

Revenues from rental properties for the years ended December 31, 2025, 2024 and 2023, were $219.6 million, $198.7 million, and $180.5 million, respectively. Base rental income included in revenues from rental properties was $207.3 million, $186.1 million, and $163.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, the net amortization of intangible market lease assets and liabilities, rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties and the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties resulted in an increase in revenue of $7.2 million and $1.7 million for the years ended December 31, 2025 and 2024, respectively, and a reduction in revenue of $2.0 million for the year ended December 31, 2023.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us which were reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $5.1 million, $10.9 million, and $19.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.

Investment in Direct Financing Leases

The components of the investment in direct financing leases as of December 31, 2025 and 2024 are as follows (in thousands):

	2025	2024
Lease payments receivable	$44,243	$53,897
Unguaranteed residual value	7,568	7,568
Unearned Income	(12,532)	(17,494)
Allowance for credit losses	(426)	(555)
Total	$38,853	$43,416

In accordance with ASU 2016-13, during the years ended December 31, 2025, 2024 and 2023, we recorded reductions for credit losses of $129 thousand, $42 thousand and $92 thousand, respectively, on our net investments in direct financing leases due to changes in expected economic conditions, which was included within other income on our consolidated statements of operations. As of December 31, 2025 and 2024, we had recorded an allowance for credit losses of $0.4 million and $0.6 million, respectively, on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. At both December 31, 2025 and 2024 no material balances of our investment in direct financing leases were past due.

During the year ended December 31, 2024, one of our direct financing leases was modified. Upon modification, we reassessed the lease classification and determined the lease meets the definition of an operating lease under ASC 842. Accordingly, we reclassified the amounts recorded as investment in direct financing leases immediately prior to the modification to building and improvements.

Future contractual annual rentals receivable from our tenants, which have terms in excess of one year as of December 31, 2025, are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$212,388	$9,869
2027	207,406	10,089
2028	199,449	9,799
2029	197,517	8,425
2030	192,762	4,844
Thereafter	1,400,809	1,217
Total	$2,410,331	$44,243

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

The following presents the lease-related assets and liabilities (in thousands):

December 31, 2025
Assets
Right-of-use assets - operating	$10,190
Right-of-use assets - finance	60
Total lease assets	$10,250
Liabilities
Lease liability - operating	$11,300
Lease liability - finance	174
Total lease liabilities	$11,474

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	6.6
Finance leases	1.3
Weighted-average discount rate:
Operating leases (a)	4.70%
Finance leases	14.00%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

December 31, 2025
Operating lease cost	$2,695
Finance lease cost
Amortization of leased assets	156
Interest on lease liabilities	23
Short-term lease cost	—
Total lease cost	$2,874

The following presents supplemental cash flow information related to our leases (in thousands):

December 31, 2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$2,829
Operating cash flows for finance leases	23
Financing cash flows for finance leases	156

As of December 31, 2025, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$2,569	$146
2027	2,233	38
2028	2,110	—
2029	1,851	—
2030	1,612	—
Thereafter	2,966	—
Total lease payments	13,341	184
Less: amount representing interest	(2,041)	(10)
Present value of lease payments	$11,300	$174

We have obligations to lessors under non-cancelable operating leases which have terms in excess of one year, principally for convenience store and gasoline station properties. The leased properties have a remaining lease term averaging approximately 7.8 years, including renewal options. Future minimum annual rentals payable under such leases, excluding renewal options, are as follows: 2026 – $2.9 million, 2027 – $2.3 million, 2028 – $1.9 million, 2029 – $1.6 million, 2030 – $1.4 million and $1.9 million thereafter.

Rent expense, substantially all of which consists of minimum rentals on non-cancelable operating leases, amounted to $2.0 million, $2.3 million and $2.4 million for the years ended December 31, 2025, 2024 and 2023, respectively, and is included in property costs. Rent received under subleases for the years ended December 31, 2025, 2024 and 2023, was $4.5 million, $5.3 million and $5.8 million, respectively, and is included in rental revenue discussed above.

Major Tenants

As of December 31, 2025 and 2024, we had two significant tenants by revenue:

	2025		2024
	Number of properties	% of Total Revenues	Number of properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	12%	148	13%
Global Partners LP (NYSE: GLP)	127	10%	128	12%

Getty Petroleum Marketing, Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, at which time we either sold or released these properties. As of December 31, 2025, 287 of the properties we own or lease were previously leased to Marketing, of which 262 properties are subject to ten separate, long-term triple-net leases with petroleum distributors, and 22 properties are subject to single-unit triple-net leases (one property is vacant and two properties are under redevelopment). These leases generally have initial terms of 15 years with tenant options for successive renewal terms of up to 20 years and, as of December 31, 2025, the weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 6.0 years.

In connection with leases previously leased to Marketing, title to the USTs and the related retirement and decommissioning obligations were transferred to the tenants. We remain contingently liable if tenants fail to perform. Through December 31, 2025, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The remaining $0.3 million (net of accumulated amortization of $2.7 million) is recorded as deferred rental revenue and is recognized on a straight-line basis as additional rental revenue over the respective lease terms.

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

Legal Proceedings

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of December 31, 2025 and 2024, we had $5.6 million and $0.1 million accrued, respectively, for certain of these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

By letter dated March 30, 2017, the EPA advised the recipients of the Notice that it would be entering into cash out settlements with certain PRPs who the EPA stated did not discharge any of the eight hazardous substances identified as a COC in the Lower 8-mile ROD to resolve their alleged liability for OU2. Cash out settlements were finalized in 2018 and 2021 with a total of 21 PRPs. The EPA’s March 30, 2017 letter also stated that other parties who did not discharge dioxins, furans or polychlorinated biphenbiphenylsyls (which are considered the COCs posing the greatest risk to the river) may also be eligible for cash out settlements, and that the EPA would begin a process for identifying such other PRPs for negotiation of future cash out settlements and to initiate negotiations with Occidental and other major PRPs for the implementation and funding of the OU2 remedy. In August 2017, the EPA appointed an independent third-party allocation expert to conduct a confidential allocation proceeding that would assign non-binding shares of responsibility to PRPs identified by the EPA for cash out settlements. Most of the PRPs identified by the EPA, including the Company, participated in the allocation process. Occidental did not participate in the allocation proceedings, but on June 30, 2018, filed a complaint in the United States District Court for the District of New Jersey listing over 120 defendants, including us, seeking cost recovery and contribution under the Comprehensive Environmental Response, Compensation, and Liability Act for response costs incurred and to be incurred relating to the LPRSA, including the investigation, design, and anticipated implementation of the OU2 remedy (the “Occidental Lawsuit”). We continue to defend the claims asserted in the Occidental Lawsuit individually and in coordination with a group of several other named defendants known as the “Small Parties Group” or “SPG” consistent with our defenses in the related proceedings. On January 5, 2024, the Court entered an Order to Stay the Occidental Lawsuit pending the Court’s adjudication of a Motion to Enter the Modified Consent Decree filed by the United States on January 31, 2024, as discussed below.

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

On January 9, 2025, Nokia of America Corporation, an intervening party, filed a Notice of Appeal of the Order to the United States Court of Appeals for the Third Circuit. Occidental, also an intervening party, filed a separate Notice of Appeal on February 13, 2025. The timeline for resolving the appeals before the Third Circuit remains inherently uncertain. Depending on the time required for briefing and deliberation, a decision will extend into 2026.

In 2025, following its appeal of the Modified CD, Occidental underwent a corporate reorganization that ultimately resulted in the segregation of its business assets from its legacy environmental liabilities (including those related to the Diamond Alkali Superfund Site) and the formation of two newly created entities: Occidental Chemical Company (“OxyChem”) and Environmental Resource Holdings, LLC (“ERH”). Consequently, in February, 2026, members of the SPG filed a declaratory judgment action in the New Jersey District Court seeking a ruling that both OxyChem and ERH remain jointly and severally liable for all of Occidental’s CERCLA obligations relating to the Diamond Alkali Superfund Site.

If the Modified CD remains in its currently approved form after the appeals process is exhausted, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court’s Order is overturned on appeal, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the District Court’s Order is overturned or is not ultimately approved in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and an outcome which is not yet known. We previously transferred funds to an escrow account based on our share of the settlement contemplated by the Modified CD, however it is possible that circumstances may including but not limited to possible consequences of an adverse ruling in the above referenced declaratory judgment action, such that and losses related to the Lower Passaic River proceedings could exceed the amounts we have funded.

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

The initial discovery phase of the litigation has concluded, and the U.S. District Court for the Southern District of New York has approved the transfer of certain discovered focus sites to the U.S. District Court for the Eastern District of Pennsylvania for trial. Our focus sites were not among those transferred for trial. The U.S. District Court for the Southern District of New York has retained the remainder of the focus sites for additional discovery, and upon completion of such discovery, additional pretrial motion practice is anticipated. Once all pretrial motions pertaining to this phase of the litigation are concluded, the remainder of the case is expected to be remanded to the Eastern District of Pennsylvania for trial. Multiple defendants in the case have settled with plaintiff. We continue to vigorously defend the claims made against us. We have recorded an accrual in connection with this matter based on management’s judgment that a loss is probable and the amount is reasonably estimable. Our ultimate liability in this proceeding is uncertain and subject to numerous contingencies, the outcome of which are not yet known.

MTBE Litigation – State of Maryland

On December 17, 2017, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health (the “State of Maryland”), filed a complaint in the Circuit Court for Baltimore City related to alleged statewide MTBE contamination in Maryland. The complaint was served upon us on January 19, 2018. The complaint names us and more than 60 other defendants. Subsequent to service of the complaint, the defendants removed the case to the United States District Court for the District of Maryland. The complaint seeks compensation for natural resource damages and for injuries sustained as a result of the defendants’ unfair and deceptive trade practices in the marketing of MTBE and gasoline containing MTBE. The plaintiffs also seek to recover costs paid or incurred by the State of Maryland to detect, investigate, treat and remediate MTBE from public and private water wells and groundwater, punitive damages and the award of attorneys’ fees and litigation costs. The plaintiffs assert causes of action against all defendants based on multiple theories, including strict liability – defective design; strict liability – failure to warn; strict liability for abnormally dangerous activity; public nuisance; negligence; trespass; and violations of Titles 4, 7 and 9 of the Maryland Environmental Code.

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

NOTE 4. — DEBT

The amounts outstanding under our Credit Facility, Term Loan, and Senior Unsecured Notes, exclusive of extension options, are as follows (in thousands):

			Year ended December 31,
	Maturity Date	Interest Rate	2025	2024
Credit Facility	January 2029	5.06%	$250,000	$82,500
Term Loan	October 2025	6.13%	—	150,000
Series C Note	February 2025	4.75%	—	50,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	125,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	100,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Total debt			1,000,000	907,500
Unamortized debt issuance costs, net (a)			(5,044)	(3,158)
Total debt, net			$994,956	$904,342

(a)
Unamortized debt issuance costs related to the Credit Facility were $3.5 million and $0.6 million, respectively, as of December 31, 2025 and 2024, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

Senior Unsecured Notes

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of December 31, 2025 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of December 31, 2025 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of December 31, 2025 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of December 31, 2025 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

In June, 2018, we entered into a note purchase and guarantee agreement with MetLife and certain of its affiliates (collectively, “MetLife”) (the “MetLife Agreement”) pursuant to which we issued $50.0 million of 5.47% Series E Guaranteed Senior Notes due June 21, 2028 (the “Series E Notes”) to MetLife.

The funded and outstanding Series D Notes, Series E Notes, Series F Note, Series G Notes, Series H Notes, Series I Notes, Series J Notes, Series K Notes, Series L Notes, Series M Notes, Series N Notes, Series O Notes, Series P Notes, Series Q Notes, Series R Notes, Series S Notes, Series T Notes and Series U Notes are collectively referred to as the “Senior Unsecured Notes”.

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

As of December 31, 2025, we were in compliance with all of the material terms of the Third Restated Credit Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of December 31, 2025, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Credit Facility	Senior Unsecured Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	100,000	100,000
2029 (a)	250,000	175,000	425,000
2030	—	175,000	175,000
Thereafter	—	300,000	300,000
Total	$250,000	$750,000	$1,000,000

(a)
The Credit Facility matures in January 2029. Subject to the terms of the First Amendment to Third Amended and Restated Credit Agreement, and our continued compliance with its provisions, we have the option to extend the term for two six-month periods (for a total of 12 months).

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

In October 2025, we committed to a plan to issue new senior unsecured notes and, upon funding in January 2026, use a portion of the proceeds to fully repay the variable-rate borrowings that were hedged by the interest rate swaps. As a result, forecasted variable-rate interest payments after January 2026 were no longer considered probable of occurring and, accordingly, the Company discontinued hedge accounting for all designated interest rate swaps. As of the date of hedge de-designation, the net loss deferred in AOCI related to the swaps was reclassified into earnings during the fourth quarter of 2025 in accordance with ASC 815-30-40-5.

The interest rate swaps were terminated in December 2025, resulting in a cash settlement payment of $1.7 million. As of December 31, 2025, we had no outstanding derivative instruments.

The following table summarizes the notional amount at inception and fair value of these instruments on our consolidated balance sheets as of December 31, 2025 and 2024 (in thousands):

						Fair Value of Liability
						December 31,
Product	Fixed Rate	Notional	Index	Effective Date	Maturity Date	2025	2024
Swap	4.80%	$75,000	Daily Simple SOFR + 10 bps	10/17/2023	10/19/2026	$—	$(1,024)
Swap	4.66%	75,000	Daily Simple SOFR + 10 bps	4/10/2024	10/19/2026	—	(840)

The following table presents amounts recorded to accumulated other comprehensive loss related to derivative and hedging activities for the periods presented (in thousands):

	Year ended December 31,
	2025	2024	2023
Accumulated other comprehensive loss	$—	$(1,864)	$(4,021)

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us therefore, we concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the year ended December 31, 2025, we removed $4.1 million of unknown reserve liability which had previously been accrued for these properties. From the inception to date, we removed $28.3 million of unknown reserve liabilities which had previously been accrued for these properties.

We continue to anticipate that our tenants under leases where the Lookback Periods have expired will replace USTs in the years ahead as these USTs near the end of their expected useful lives. At many of these properties the USTs in use were fabricated with older generation materials and technologies and we believe it is prudent to expect that upon their removal preexisting unknown environmental contamination will be identified. Although contractually these tenants are now responsible for preexisting unknown environmental contamination that is discovered during UST replacements, because the applicable Lookback Periods have expired before the end of the initial term of these leases, together with other relevant factors, we believe there remains continued risk that we will be responsible for remediation of preexisting environmental contamination associated with future UST removals at certain properties. Accordingly, we believe it is appropriate at this time to maintain $7.7 million of unknown reserve liabilities for certain properties with respect to which the Lookback Periods have expired as of December 31, 2025.

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

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination. As of December 31, 2024, we had accrued a total of $20.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $9.1 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries, and (b) $11.8 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.3 million, $0.4 million and $0.6 million of net accretion expense was recorded for the years ended December 31, 2025, 2024 and 2023, respectively, which is included in environmental expenses. In addition, during the years ended December 31, 2025, 2024 and 2023, we recorded credits to environmental expenses aggregating $4.8 million, $0.9 million and $0.3 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Changes in environmental estimates for each of the years ended December 31, 2025, 2024 and 2023, aggregating $0.1 million, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees and environmental litigation accruals.

During the years ended December 31, 2025 and 2024, we increased the carrying values of certain of our properties by $2.4 million and $2.7 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023, were $1.7 million, $2.8 million and $3.0 million, respectively. Capitalized asset retirement costs were $29.3 million (consisting of $23.9 million of known environmental liabilities and $5.4 million of reserves for future environmental liabilities) as of December 31, 2025, and $33.2 million (consisting of $25.0 million of known environmental liabilities and $8.2 million of reserves for future environmental liabilities) as of December 31, 2024. We recorded impairment charges aggregating $2.1 million and $2.4 million for the years ended December 31, 2025 and 2024, respectively, for capitalized asset retirement costs.

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

NOTE 7. — INCOME TAXES

Net cash paid for income taxes for the years ended December 31, 2025, 2024 and 2023, of $0.5 million, $0.4 million and $0.7 million, respectively, includes amounts related to state and local income taxes for jurisdictions that do not follow the federal tax rules, which are provided for in property costs on our consolidated statements of operations.

Earnings and profits (as defined in the Internal Revenue Code) are used to determine the tax attributes of dividends paid to stockholders and will differ from income reported for consolidated financial statements purposes due to the effect of items which are reported for income tax purposes in years different from that in which they are recorded for consolidated financial statements purposes. The federal tax attributes of the common dividends for the years ended December 31, 2025, 2024 and 2023, were:

	2025	2024	2023
Ordinary income	58%	68%	73%
Capital gain distributions	3%	—	—
Non-taxable distributions	39%	32%	27%
	100%	100%	100%

To qualify for taxation as a REIT, we, among other requirements such as those related to the composition of our assets and gross income, must distribute annually to our stockholders at least 90% of our taxable income, including taxable income that is accrued by us without a corresponding receipt of cash. We cannot provide any assurance that our cash flows will permit us to continue paying cash dividends. Should the Internal Revenue Service successfully assert that our earnings and profits were greater than the amount distributed, we may fail to qualify as a REIT; however, we may avoid losing our REIT status by paying a deficiency dividend to eliminate any remaining earnings and profits. We may have to borrow money or sell assets to pay such a deficiency dividend. Although tax returns filed for the years ended December 31, 2022, 2023 and 2024, and tax returns which will be filed for the year ended December 31, 2025, remain open to examination by federal and state tax jurisdictions under the respective statute of limitations, we have not currently identified any uncertain tax positions related to those years and, accordingly, have not accrued for uncertain tax positions as of December 31, 2025 or 2024. However, uncertain tax matters may have a significant impact on the results of operations for any single fiscal year or interim period.

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the years ended December 31, 2025, 2024 and 2023, is as follows (in thousands):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income	Capital	of Earnings	Total
Balance, December 31, 2022	46,735	$467	$—	$822,340	$(62,957)	$759,850
Net earnings					60,151	60,151
Accumulated other comprehensive loss	—	—	(4,021)	—	—	(4,021)
Dividends declared — $1.74 per share	—	—	—	—	(91,290)	(91,290)
Shares issued pursuant to equity offering, net	3,450	35	—	112,093	—	112,128
Shares issued pursuant to ATM Program, net	3,721	37	—	114,066	—	114,103
Shares issued pursuant to dividend reinvestment	2	—	—	53	—	53
Stock-based compensation and settlements	45	1	—	4,577	—	4,578
Balance, December 31, 2023	53,953	$540	(4,021)	$1,053,129	$(94,096)	$955,552
Net earnings					71,064	71,064
Accumulated other comprehensive income	—	—	2,157	—	—	2,157
Dividends declared — $1.82 per share	—	—	—	—	(101,961)	(101,961)
Shares issued pursuant to equity offering, net	—	—	—	(400)	—	(400)
Shares issued pursuant to ATM Program, net	1,049	10	—	30,948	—	30,958
Shares issued pursuant to dividend reinvestment	2	—	—	61	—	61
Stock-based compensation and settlements	23	—	—	4,652	—	4,652
Balance, December 31, 2024	55,027	$550	(1,864)	$1,088,390	$(124,993)	$962,083
Net earnings					79,192	79,192
Accumulated other comprehensive income	—	—	1,864	—	—	1,864
Dividends declared — $1.90 per share	—	—	—	—	(112,008)	(112,008)
Shares issued pursuant to equity offering, net	4,025	40	—	113,533	—	113,573
Shares issued pursuant to ATM Program, net	749	7	—	21,699	—	21,706
Shares issued pursuant to dividend reinvestment	3	—	—	67	—	67
Stock-based compensation and settlements	12	1	—	5,651	—	5,652
Balance, December 31, 2025	59,816	$598	$—	$1,229,340	$(157,809)	$1,072,129

On March 1, 2025, our Board of Directors granted 293,605 restricted stock units (“RSU” or “RSUs”), under our Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2024, our Board of Directors granted 271,250 RSUs under our Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. During the year ended December 31, 2025, we settled 4.0 million shares and realized net proceeds of $113.6 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

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

ATM Direct Issuances

During the years ended December 31, 2025 and 2024, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the years ended December 31, 2025 and 2024 ($ in thousands):

				December 31, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$10,793	—	$—
Three Months Ended December 31, 2024	992,696	342,696	10,913	650,000	20,963
Three Months Ended September 30, 2025	1,018,695	—	—	1,018,695	28,950
Three Months Ended December 31, 2025	441,850	—	—	441,850	12,664
Total	2,859,968	749,423	$21,706	2,110,545	$62,577

				December 31, 2024
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2023	—	217,561	$7,205	—	$—
Three Months Ended December 31, 2023	—	831,489	23,753	—	—
Three Months Ended June 30, 2024	406,727	—	—	406,727	11,382
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Total	1,399,423	1,049,050	$30,958	1,399,423	$43,659

We expect to settle outstanding forward sales agreements in full within 12 months of the respective agreement dates via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

Dividends

For the year ended December 31, 2025, we paid regular quarterly dividends of $108.7 million, or $1.88 per share. For the year ended December 31, 2024, we paid regular quarterly dividends of $100.3 million, or $1.80 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the years ended December 31, 2025 and 2024, we issued 2,461 and 2,139 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of $68 thousand and $61 thousand, respectively.

Stock-Based Compensation

Compensation cost for our stock-based compensation plans using the fair value method was $6.9 million, $5.9 million, and $5.6 million for the years ended December 31, 2025, 2024, and 2023, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

We awarded to employees and directors 293,605, 271,250 and 253,075 RSUs and dividend equivalents in 2025, 2024 and 2023, respectively. RSUs granted before 2009 provide for settlement upon termination of employment with us or termination of service from the Board of Directors. RSUs granted in 2009 and thereafter provide for settlement upon the earlier of 10 years after the grant date (or the tenth anniversary of the first vesting date for RSUs granted in 2016-2018) or termination of employment with us. On the settlement date each vested RSU will have a value equal to one share of common stock and may be settled, at the sole discretion of the Compensation Committee, in cash or by the issuance of one share of common stock. The RSUs do not provide voting or other stockholder rights unless and until the RSU is settled for a share of common stock. The RSUs vest starting one year from the date of grant, on a cumulative basis at the annual rate of 20% of the total number of RSUs covered by the award. The dividend equivalents represent the value of the dividends paid per common share multiplied by the number of RSUs covered by the award. For the years ended December 31, 2025, 2024 and 2023, dividend equivalents aggregating approximately $3.2 million, $2.7 million and $2.2 million, respectively, were charged against retained earnings when common stock dividends were declared.

The following is a schedule of the activity relating to RSUs outstanding:

	Number of	Fair Value
	RSUs Outstanding	Amount (in thousands)	Average Per RSU
RSUs outstanding as of December 31, 2022	1,117,250
Granted	253,075	$8,605	$34.00
Settled	(100,000)	3,405	34.05
Cancelled	(1,600)	45	28.19
RSUs outstanding as of December 31, 2023	1,268,725
Granted	271,250	$7,202	$26.55
Settled	(96,000)	2,767	28.82
Cancelled	(1,650)	46	27.95
RSUs outstanding as of December 31, 2024	1,442,325
Granted	293,605	$9,172	$31.24
Settled	(60,850)	1,844	30.31
Cancelled	—	—	—
RSUs outstanding as of December 31, 2025	1,675,080

The fair values of the RSUs were determined based on the closing market price of our stock on the date of grant. The fair value of the grants is recognized as compensation expense ratably over the five-year vesting period of the RSUs. Compensation expense related to RSUs for the years ended December 31, 2025, 2024 and 2023, was $6.9 million, $5.9 million and $5.6 million, respectively, and is included in general and administrative expense on our consolidated statements of operations. As of December 31, 2025, there was $17.0 million of unrecognized compensation cost related to RSUs granted under the 2004 Plan and Third Restated Plan, which cost is expected to be recognized over a weighted average period of approximately two years. The aggregate intrinsic value of the 1,675,080 outstanding RSUs and the 1,109,027 vested RSUs as of December 31, 2025, was $45.8 million and $30.4 million, respectively.

The following is a schedule of the vesting activity relating to RSUs outstanding:

	Number of RSUs Vested	Fair Value (in thousands)
RSUs vested as of December 31, 2022	554,556
Vested	340,118	$9,938
Settled	(100,000)	3,405
RSUs vested as of December 31, 2023	794,674
Vested	229,074	$6,902
Settled	(96,000)	2,767
RSUs vested as of December 31, 2024	927,748
Vested	242,129	$6,627
Settled	(60,850)	1,844
RSUs vested as of December 31, 2025	1,109,027

We have a retirement and profit sharing plan with deferred 401(k) savings plan provisions (the “Retirement Plan”) for employees meeting certain service requirements and a supplemental plan for executives (the “Supplemental Plan”). Under the terms of these plans, the annual discretionary contributions to the plans are determined by the Compensation Committee of the Board of Directors.

Also, under the Retirement Plan, employees may make voluntary contributions and we have elected to match an amount equal to fifty percent of such contributions but in no event more than three percent of the employee’s eligible compensation. Under the Supplemental Plan, a participating executive may receive an amount equal to 10 percent of eligible compensation, reduced by the amount of any contributions allocated to such executive under the Retirement Plan. Contributions, net of forfeitures, under the retirement plans approximated $0.5 million for the year ended December 31, 2025, and $0.4 million for each of the years ended December 31, 2024 and 2023. These amounts are included in general and administrative expense on our consolidated statements of operations. There were no distributions from the Supplemental Plan for the year ended December 31, 2025, 2024 or 2023.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	Year ended December 31,
	2025	2024	2023
Net earnings	$79,192	$71,064	$60,151
Less dividend equivalents attributable to RSUs outstanding	(3,149)	(2,625)	(2,208)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$76,043	$68,439	$57,943
Weighted average common shares outstanding:
Basic	56,316	54,305	50,020
Incremental shares from stock-based compensation	64	75	72
Incremental shares from the equity offering forward agreements	68	146	—
Incremental shares from ATM Program forward agreements	11	26	124
Diluted	56,459	54,552	50,216
Basic earnings per common share	$1.35	$1.26	$1.16
Diluted earnings per common share	1.35	1.25	1.15

NOTE 11. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of December 31, 2025, the carrying value of borrowings under the Credit Facility was $251.3 million. As of December 2024, the carrying values of borrowings under the Credit Facility and the Term Loan approximated fair value. As of December 31, 2025 and 2024, the fair values of borrowings under our Senior Unsecured Notes were $708.4 million and $601.6 million, respectively. The fair values of borrowings outstanding as of December 31, 2025 and 2024, were determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

We use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of December 31, 2025 and 2024, we had assessed the overall valuation of our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these instruments on our consolidated balance sheets as of December 31, 2025 was $0 and a credit balance of $1.9 million as of December 31, 2024.

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

The following summarizes as of December 31, 2025, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,309	$—	$—	$2,309
Liabilities:
Deferred compensation	$—	$2,309	$—	$2,309

The following summarizes as of December 31, 2024, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,853	$—	$—	$1,853
Liabilities:
Deferred compensation	$—	$1,853	$—	$1,853

Real Estate Assets

As of December 31, 2025 and 2024, we had real estate assets of $2.1 million and $2.0 million, respectively, that were measured at fair value on a non-recurring basis using Level 3 inputs, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 12. —ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. There were two properties for each of the years ended December 31, 2025 and 2024, that met criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of December 31, 2025 and 2024 (in thousands):

	Year ended December 31,
	2025	2024
Land	$1,269	$133
Buildings and improvements	1,109	164
	2,378	297
Accumulated depreciation and amortization	(482)	(54)
Real estate held for sale, net	$1,896	$243

During the year ended December 31, 2025, we sold 13 properties in multiple transactions which resulted in an aggregate gain of $6.3 million included in gain on dispositions of real estate on our consolidated statements of operations. We also received funds from property condemnations resulting in a gain of $1.5 million included in gain on dispositions of real estate on our consolidated statements of operations.

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

NOTE 13. — PROPERTY ACQUISITIONS

2025

During the year ended December 31, 2025, we acquired 76 properties with an aggregate purchase price of $277.7 million (including amounts funded in prior periods) and allocated the purchase price as follows (in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Express tunnel car washes (a)	9	$46,541	$11,614	$29,169	$5,758	$—	$—
Auto service centers	15	22,970	8,778	11,484	2,946	116	(354)
Convenience stores	24	168,522	84,905	58,655	24,692	502	(232)
Drive-thru QSRs	28	39,713	12,419	21,644	5,844	—	(194)
Total	76	$277,746	$117,716	$120,952	$39,240	$618	$(780)

(a)
Includes three properties that were acquired during the year ended December 31, 2023 while under construction and accounted for as finance receivables as they did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction periods were recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments were recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction periods during the year ended December 31, 2025, we recognized the purchase of the assets, removed the finance receivables from our consolidated balance sheets, and began to record rental income from the operating leases. These acquisitions also included provisions that require us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. During the year ended December 31, 2025, three properties achieved these targets, resulting in additional payments of $1.2 million per property. These payments were accounted for as lease incentives and will be amortized as a reduction of lease income over the remaining non-cancelable lease terms, with the related contractual rent increases recognized prospectively. Future payments under similar provisions are not currently probable or reasonably estimable.

2024

During the year ended December 31, 2024, we acquired 71 properties for an aggregate purchase price of $290.1 million (including amounts funded in prior periods) and allocated the purchase price as follows (in thousands):

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

(a)
Includes 11 properties that were acquired during the year ended December 31, 2023 while under construction and accounted for as a finance receivable as it did not meet the criteria for sale-leaseback accounting. Accordingly, the initial investment and all subsequent fundings made during the construction period was recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from this investment was recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period during the year ended December 31, 2024, we recognized the purchase of the asset, removed the finance receivable from our consolidated balance sheets, and began to record rental income from the operating lease. These acquisitions also included a provision that requires us, upon the achievement by the tenant of certain financial performance targets within a defined period, to pay additional amounts to the tenant. Whether we will have to make any payments under these provisions is not probable or reasonably estimable at this time.

NOTE 14. — ACQUIRED INTANGIBLE ASSETS AND LIABILITIES

Intangible assets and liabilities consisted of the following as of the dates presented (in thousands):

	December 31, 2025			December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Lease intangible assets:
In-place leases	$185,579	$48,398	$137,181	$148,145	$38,711	$109,434
Intangible market lease assets	23,605	5,521	18,084	22,984	3,907	19,077
Total lease intangible assets	$209,184	$53,919	$155,265	$171,129	$42,618	$128,511

Intangible market lease liabilities (a)	$34,251	$16,463	$17,788	$33,468	$14,538	$18,930

(a)
Acquired intangible market lease liabilities are included in accounts payable and accrued liabilities on our consolidated balance sheets.

Intangible market lease assets and liabilities are amortized and recorded as either an increase (in the case of intangible market lease liabilities) or a decrease (in the case of intangible market lease assets) to revenues from rental properties over the remaining term of the associated lease in place at the time of purchase. Amortization of acquired leases resulted in a net increase to revenues from rental properties of $0.3 million, $0.4 million, and $1.1 million for the years ended December 31, 2025, 2024, and 2023, respectively.

In-place leases are amortized into depreciation and amortization expense over the remaining life of the lease. Depreciation and amortization expense included amortization from in-place leases of $11.5 million, $8.6 million, and $7.0 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The amortization of acquired intangible assets and liabilities during the next five years and thereafter, assuming no early lease terminations, is as follows (in thousands):

As Lessor:	Above-Market Leases	Below-Market Leases	In-Place Leases
Year ending December 31,
2026	$1,648	$1,872	$11,811
2027	1,648	1,805	11,707
2028	1,647	1,788	11,451
2029	1,647	1,788	11,199
2030	1,628	1,788	11,096
Thereafter	9,866	8,747	79,917
	$18,084	$17,788	$137,181

As of December 31, 2025, our weighted average remaining useful life, excluding renewal options, was 12 years.

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

NOTE 16. — SUBSEQUENT EVENTS

In preparing our consolidated financial statements, we have evaluated events and transactions occurring after December 31, 2025, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events, other than as described below, from December 31, 2025, through the date the financial statements were issued.

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

The Notes contain customary financial covenants such as maximum consolidated leverage ratio, minimum fixed charge coverage ratio, minimum unencumbered interest coverage ratio, maximum secured indebtedness, minimum consolidated tangible net worth and maximum unsecured leverage ratio, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Notes also contain customary events of default, including default under the Third Restated Credit Agreement and failure to maintain REIT status.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Getty Realty Corp.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the consolidated financial statements, including the related notes, of Getty Realty Corp. and its subsidiaries (the "Company") as listed in the index appearing under Item 8, and the financial statement schedules listed in the index appearing under Item 15(a)(2), (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Purchase Price Allocation for Asset Acquisitions

As described in Notes 1 and 13 to the consolidated financial statements, during the year ended December 31, 2025, the Company acquired fee simple interests in 76 properties which were accounted for as asset acquisitions for an aggregate purchase price of $277,746,000. For acquired properties accounted for as asset acquisitions management estimates the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, above-market and below-market leases, in-place leases and tenant relationships) and assumed debt. Based on these estimates, management allocates the estimated fair value to the applicable assets and liabilities. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The valuation of the applicable assets and liabilities involves the use of significant estimates and assumptions related to capitalization rates, market rental rates, discount rates, EBITDA-to-rent coverage ratios, and land comparables, as applicable.

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

Environmental Remediation Obligations

As described in Notes 1 and 6 to the consolidated financial statements, as of December 31, 2025, management has accrued a total of $15,928,000 for their prospective environmental remediation obligations. Management records the fair value for an environmental remediation obligation as an asset and liability when there is a legal obligation associated with the retirement of a tangible long-lived asset and the liability can be reasonably estimated. Environmental remediation obligations are estimated based on the level and impact of contaminations at each property. Management measures their environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and discounted to present value.

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

February 12, 2026

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2025, at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

The effectiveness of our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears in “Item 8. Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

Item 9B. Other Information

On February 10, 2026 (the “Effective Date”), our Board of Directors approved and adopted a Change in Control Severance Plan (the “CIC Severance Plan”) for a select group of management or highly compensated employees, including the Company’s named executive officers.

The CIC Severance Plan provides severance benefits upon a qualifying termination (involuntary termination without Cause or Resignation for Good Reason) within 24 months following a Change of Control as defined in our Third Restated Plan, with cash severance equal to 2x (named executive officers), 1.5x (senior vice presidents), or 1x (vice presidents) of base salary plus prior-year bonus, a pro-rata bonus for the year of termination, and Company-paid COBRA for 24, 18, or 12 months, respectively; outstanding time-based equity would vest in full and performance-based equity would vest based on actual performance. Receipt of such payments and benefits is conditioned on the execution (and non-revocation) of a general release and compliance with restrictive covenants for 12 months (named executive officers), 9 months (senior vice presidents), or 6 months (vice presidents). No benefits are payable upon voluntary resignation without Good Reason, termination for Cause, or termination due to death or disability. The CIC Severance Plan includes a Section 280G “better-of” provision (no excise tax gross-up) under which payments will either be paid in full or reduced to avoid the excise tax – whichever results in the greater after-tax amount for the participant.

The foregoing summary is qualified in its entirety by reference to the CIC Severance Plan, filed as Exhibit 10.6 to this Annual Report on Form 10‑K and incorporated herein by reference.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated herein by reference to information under the heading “Security Ownership of Certain Beneficial Owners and Management of Shares” and “Executive Compensation – Equity Compensation Plans” in the Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

There were no such relationships or transactions to report for the year ended December 31, 2025.

Information with respect to director independence is incorporated herein by reference to information under the heading “Corporate Governance and Related Matters – Independence of Directors” in the Proxy Statement.

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

Schedule III — Real Estate and Accumulated Depreciation and Amortization as of December 31, 2025
Schedule IV — Mortgage Loans on Real Estate as of December 31, 2025

(a) (3) Exhibits

Information in response to this Item is incorporated herein by reference to the Exhibit Index on page 101 in this Annual Report on Form 10-K.

Item 16. Form 10-K Summary

None.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION AND AMORTIZATION

As of December 31, 2025

(in thousands)

The summarized changes in real estate assets and accumulated depreciation are as follows:

	2025	2024	2023
Investment in real estate:
Balance at beginning of year	$1,972,996	$1,721,404	$1,514,750
Acquisitions and capital expenditures	241,527	269,063	221,737
Impairments	(4,643)	(4,809)	(5,328)
Sales and condemnations	(12,540)	(12,348)	(9,153)
Lease expirations/settlements	(2,811)	(314)	(602)
Balance at end of year	$2,194,529	$1,972,996	$1,721,404

Accumulated depreciation and amortization:
Balance at beginning of year	$308,059	$268,919	$233,865
Depreciation and amortization	50,065	45,979	37,875
Impairments	(1,826)	(889)	(85)
Sales and condemnations	(1,019)	(5,400)	(2,260)
Lease expirations/settlements	(2,807)	(550)	(476)
Balance at end of year	$352,472	$308,059	$268,919

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Gunterville, AL	$1,621	$0	$597	$1,024	$1,621	$113	2023
Mobile, AL	4,226	—	1,996	2,230	4,226	269	2023
Phenix City, AL	1,670	—	942	728	1,670	285	2019
Troy, AL	2,594	—	676	1,918	2,594	418	2021
Fayetteville, AR	2,266	—	1,637	629	2,266	241	2018
Fayetteville, AR	2,867	—	1,971	896	2,867	342	2018
Hope, AR	1,472	—	999	473	1,472	183	2018
Hot Springs, AR	3,872	—	1,683	2,189	3,872	158	2024
Jacksonville, AR	1,526	—	730	796	1,526	174	2021
Jonesboro, AR	691	—	315	376	691	9	2025
Jonesboro, AR	2,985	—	330	2,655	2,985	2,013	2007
Jonesboro, AR	6,337	—	3,802	2,535	6,337	71	2025
Lake Charles, AR	1,069	—	620	449	1,069	182	2018
Lake Charles, AR	1,468	—	1,002	466	1,468	178	2018
Little Rock, AR	978	—	535	443	978	193	2018
Marion, AR	1,990	—	1,406	584	1,990	136	2021
Pine Bluff, AR	2,985	—	2,166	819	2,985	306	2018
Rogers, AR	928	—	534	394	928	171	2018
Sulphur, AR	777	—	375	402	777	183	2018
Texarkana, AR	1,592	—	1,058	534	1,592	216	2018
West Memphis, AR	1,482	—	635	847	1,482	4	2025
Buckeye, AZ	3,928	—	2,334	1,594	3,928	723	2017
Buckeye, AZ	6,257	—	2,483	3,774	6,257	437	2023
Chandler, AZ	1,837	—	1,260	577	1,837	313	2017
Gilbert, AZ	1,448	—	983	465	1,448	248	2017
Gilbert, AZ	1,602	—	796	806	1,602	423	2017
Gilbert, AZ	3,112	—	1,593	1,519	3,112	740	2017
Gilbert, AZ	3,205	—	1,840	1,365	3,205	665	2017
Glendale, AZ	1,722	—	1,178	544	1,722	280	2017
Goodyear, AZ	6,930	—	1,296	5,634	6,930	586	2023
Mesa, AZ	1,503	—	839	664	1,503	341	2017
Mesa, AZ	2,185	—	1,612	573	2,185	298	2017
Mesa, AZ	3,169	—	2,005	1,164	3,169	546	2017
Peoria, AZ	1,331	—	992	339	1,331	190	2017
Phoenix, AZ	1,943	—	1,311	632	1,943	263	2018
Phoenix, AZ	2,176	—	1,531	645	2,176	331	2017
Phoenix, AZ	2,415	—	433	1,982	2,415	761	2017
Queen Creek, AZ	2,868	—	1,255	1,613	2,868	801	2017
San Tan Valley, AZ	4,021	—	2,548	1,473	4,021	742	2017
Sierra Vista, AZ	1,765	—	269	1,496	1,765	618	2017
Sierra Vista, AZ	4,440	—	1,849	2,591	4,440	1,135	2017
Surprise, AZ	1,914	—	1,914	—	1,914	—	2025
Surprise, AZ	5,111	—	1,240	3,871	5,111	447	2023
Tucson, AZ	1,261	—	664	597	1,261	303	2017
Tucson, AZ	1,301	—	557	744	1,301	375	2017
Tucson, AZ	1,303	—	590	713	1,303	366	2017
Tucson, AZ	2,085	—	1,487	598	2,085	326	2017
Tucson, AZ	3,652	—	2,924	728	3,652	371	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Maricopa, AZ	$5,506	$0	$1,290	$4,216	$5,506	$444	2023
Alhambra, CA	6,590	—	6,077	513	6,590	204	2019
Bellflower, CA	1,370	—	911	459	1,370	371	2007
Benicia, CA	2,223	—	1,057	1,166	2,223	954	2007
Cotati, CA	6,071	—	4,007	2,064	6,071	1,173	2015
Fillmore, CA	1,354	—	950	404	1,354	326	2007
Grass Valley, CA	1,485	—	853	632	1,485	369	2015
Harbor City, CA	4,442	—	3,597	845	4,442	375	2019
Hercules, CA	6,900	—	6,018	882	6,900	230	2021
Hesperia, CA	1,643	—	849	794	1,643	628	2007
Hesperia, CA	2,055	—	492	1,563	2,055	1,066	2015
Indio, CA	1,250	—	302	948	1,250	576	2015
Indio, CA	2,727	—	1,486	1,241	2,727	788	2015
La Puente, CA	7,615	—	6,405	1,210	7,615	804	2015
Lakeside, CA	3,716	—	2,696	1,020	3,716	645	2015
Lakewood, CA	2,613	—	1,805	808	2,613	313	2019
Los Angeles, CA	6,612	—	5,006	1,606	6,612	1,057	2015
Oakland, CA	5,434	—	4,123	1,311	5,434	851	2015
Ontario, CA	6,614	—	4,524	2,090	6,614	1,376	2015
Phelan, CA	4,611	—	3,276	1,335	4,611	897	2015
Pomona, CA	2,347	(1,759)	505	83	588	35	2019
Pomona, CA	1,497	—	674	823	1,497	312	2019
Riverside, CA	2,130	—	1,619	511	2,130	391	2015
Sacramento, CA	3,194	—	2,208	986	3,194	661	2015
Sacramento, CA	4,247	—	2,604	1,643	4,247	983	2015
Sacramento, CA	5,942	—	4,233	1,709	5,942	1,088	2015
San Dimas, CA	1,941	—	749	1,192	1,941	923	2007
San Jose, CA	5,412	—	4,219	1,193	5,412	843	2015
San Leandro, CA	5,978	—	5,078	900	5,978	625	2015
Shingle Springs, CA	4,751	—	3,489	1,262	4,751	827	2015
Stockton, CA	1,188	—	628	560	1,188	376	2015
Stockton, CA	3,001	—	1,460	1,541	3,001	937	2015
Torrance, CA	5,386	—	4,017	1,369	5,386	471	2019
Aurora, CO	2,874	—	2,284	590	2,874	307	2017
Boulder, CO	3,900	—	2,875	1,025	3,900	615	2015
Broomfield, CO	1,785	—	1,388	397	1,785	227	2017
Broomfield, CO	2,379	—	1,495	884	2,379	416	2017
Castle Rock, CO	5,269	(128)	3,141	2,000	5,141	1,274	2015
Colorado Springs, CO	1,382	—	756	626	1,382	309	2017
Colorado Springs, CO	3,274	—	2,865	409	3,274	227	2017
Denver, CO	2,157	—	1,579	578	2,157	314	2017
Englewood, CO	2,495	—	2,207	288	2,495	182	2017
Golden, CO	4,641	—	3,247	1,394	4,641	865	2015
Golden, CO	6,151	—	4,201	1,950	6,151	1,269	2015
Greenwood Village, CO	4,076	—	2,888	1,188	4,076	707	2015
Highlands Ranch, CO	4,357	—	2,922	1,435	4,357	908	2015
Lakewood, CO	2,350	—	1,542	808	2,350	488	2015
Littleton, CO	4,139	—	2,272	1,867	4,139	1,179	2015
Lone Tree, CO	6,613	—	5,126	1,487	6,613	979	2015

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Longmont, CO	$3,620	$0	$2,316	$1,304	$3,620	$860	2015
Louisville, CO	6,605	—	5,228	1,377	6,605	892	2015
Monument, CO	3,828	(15)	2,783	1,030	3,813	585	2017
Morrison, CO	5,081	—	3,018	2,063	5,081	1,346	2015
Superior, CO	3,748	—	2,477	1,271	3,748	802	2015
Thornton, CO	5,003	—	2,722	2,281	5,003	1,444	2015
Westminster, CO	1,457	—	752	705	1,457	435	2015
Bridgeport, CT	313	298	204	407	611	407	1985
Bridgeport, CT	350	330	228	452	680	452	1985
Bridgeport, CT	377	391	246	522	768	522	1985
Bristol, CT	1,594	—	1,036	558	1,594	472	2004
Darien, CT	667	274	434	507	941	507	1985
Durham, CT	994	—	—	994	994	994	2004
East Haven, CT	4,411	—	1,315	3,096	4,411	433	2023
Ellington, CT	1,295	—	842	453	1,295	384	2004
Hartford, CT	665	—	432	233	665	197	2004
Meriden, CT	1,532	—	989	543	1,532	461	2004
Milford, CT	3,387	—	2,217	1,170	3,387	217	2022
Milford, CT	5,301	—	2,192	3,109	5,301	307	2023
New Haven, CT	538	210	351	397	748	388	1985
New Haven, CT	1,413	(113)	569	731	1,300	611	1985
Newington, CT	954	—	620	334	954	283	2004
Norwalk, CT	—	693	402	291	693	243	1988
Old Greenwich, CT	—	945	620	325	945	257	1969
Plymouth, CT	931	—	605	326	931	276	2004
Shelton, CT	3,679	—	1,645	2,034	3,679	396	2021
South Windham, CT	644	1,398	598	1,444	2,042	1,068	2004
Stamford, CT	507	194	330	371	701	371	1985
Stamford, CT	603	103	393	313	706	311	1985
Suffield, CT	237	603	201	639	840	589	2004
Waterbury, CT	804	—	516	288	804	245	2004
Watertown, CT	925	—	567	358	925	311	2004
West Haven, CT	1,215	—	790	425	1,215	360	2004
West Haven, CT	3,099	—	2,246	853	3,099	160	2022
Westport, CT	603	12	392	223	615	223	1985
Willimantic, CT	717	—	466	251	717	212	2004
Wilton, CT	519	200	338	381	719	381	1985
Windsor Locks, CT	1,030	—	669	361	1,030	305	2004
Windsor Locks, CT	1,433	1,400	1,054	1,779	2,833	1,588	2004
Washington, DC	848	—	418	430	848	253	2013
Washington, DC	940	—	663	277	940	180	2013
Atlantic Beach, FL	4,856	—	1,301	3,555	4,856	367	2023
Callahan, FL	2,894	—	2,056	838	2,894	442	2017
Crestview, FL	920	—	645	275	920	31	2024
Defuniak Springs, FL	6,522	—	2,846	3,676	6,522	495	2023
Holly Hill, FL	1,375	—	1,375	—	1,375	—	2025
Jacksonville, FL	4,623	—	1,438	3,185	4,623	338	2023
Lantana, FL	5,023	—	2,143	2,880	5,023	118	2025

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Largo, FL	$2,064	$0	$1,143	$921	$2,064	$330	2019
Longwood, FL	1,033	—	219	814	1,033	69	2024
Orlando, FL	868	33	401	500	901	500	2000
Pensacola, FL	5,777	—	1,375	4,402	5,777	624	2023
Pensacola, FL	6,890	—	2,496	4,394	6,890	485	2024
S Navarre, FL	6,168	—	1,649	4,519	6,168	637	2023
Tallahassee, FL	1,474	—	653	821	1,474	57	2024
Tallahassee, FL	1,802	—	984	818	1,802	60	2024
W Bradenton, FL	1,547	—	382	1,165	1,547	104	2023
Wauchula, FL	891	—	161	730	891	55	2024
Winter Park, FL	4,539	—	1,917	2,622	4,539	192	2024
Yulee, FL	1,962	—	569	1,393	1,962	640	2017
Augusta, GA	644	—	302	342	644	8	2025
Augusta, GA	644	—	252	392	644	8	2025
Augusta, GA	998	—	297	701	998	13	2025
Augusta, GA	1,843	—	1,077	766	1,843	294	2019
Augusta, GA	3,150	—	286	2,864	3,150	1,181	2017
Bainbridge, GA	3,751	—	698	3,053	3,751	502	2023
Buford, GA	1,354	—	1,354	—	1,354	—	2023
Columbus, GA	1,618	—	985	633	1,618	254	2019
Conyers, GA	4,733	—	741	3,992	4,733	494	2023
Dalton, GA	1,307	—	510	797	1,307	72	2023
Decatur, GA	856	—	358	498	856	11	2025
Fayetteville, GA	2,530	—	1,025	1,505	2,530	114	2024
Hephzibah, GA	908	—	519	389	908	8	2025
Hinesville, GA	995	—	245	750	995	200	2019
Lawrenceville, GA	1,200	—	1,200	—	1,200	—	2025
Leesburg, GA	3,966	—	914	3,052	3,966	434	2023
Marietta, GA	754	—	282	472	754	11	2025
Milton, GA	1,000	—	1,000	—	1,000	—	2025
Perry, GA	1,725	—	1,313	412	1,725	228	2017
Savannah, GA	4,250	—	1,889	2,361	4,250	176	2024
Stone Mountain, GA	1,370	—	417	953	1,370	19	2025
Tallapossa, GA	905	—	309	596	905	55	2023
Thomson, GA	644	—	242	402	644	9	2025
Tucker, GA	1,172	—	437	735	1,172	14	2025
Haleiwa, HI	1,522	—	1,058	464	1,522	399	2007
Honolulu, HI	1,070	30	980	120	1,100	111	2007
Honolulu, HI	1,539	—	1,219	320	1,539	256	2007
Honolulu, HI	1,769	—	1,192	577	1,769	452	2007
Honolulu, HI	9,211	—	8,194	1,017	9,211	804	2007
Kaneohe, HI	1,364	—	822	542	1,364	443	2007
Kaneohe, HI	1,978	286	1,473	791	2,264	619	2007
Waianae, HI	1,520	—	648	872	1,520	683	2007
Waianae, HI	1,997	—	871	1,126	1,997	884	2007
Waipahu, HI	2,459	—	946	1,513	2,459	1,174	2007
Council Bluffs, IA	858	—	175	683	858	23	2025
Council Bluffs, IA	1,285	—	350	935	1,285	34	2025
Bolingbrook, IL	3,814	—	955	2,859	3,814	580	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Hanover Park, IL	$1,190	$0	$342	$848	$1,190	$3	2025
Peoria, IL	1,634	—	723	911	1,634	164	2022
Merrillville, IN	1,912	—	219	1,693	1,912	294	2021
Schererville, IN	1,519	—	269	1,250	1,519	230	2021
Kansas City, KS	4,666	—	331	4,335	4,666	1,100	2020
Leavenworth, KS	1,109	—	205	904	1,109	185	2021
Lenexa, KS	1,145	—	471	674	1,145	146	2021
Merriam, KS	4,659	—	743	3,916	4,659	963	2020
Olathe, KS	4,658	—	498	4,160	4,658	1,037	2020
Overland Park, KS	945	—	353	592	945	121	2021
Overland Park, KS	4,620	—	1,511	3,109	4,620	777	2020
Prairie Village, KS	5,947	—	2,533	3,414	5,947	459	2023
Topeka, KS	1,200	—	195	1,005	1,200	196	2021
Bowling Green, KY	3,153	—	499	2,654	3,153	1,004	2020
Campbellsville, KY	5,104	—	693	4,411	5,104	356	2024
Hopkinsville, KY	5,366	—	1,425	3,941	5,366	512	2023
Lexington, KY	3,195	—	676	2,519	3,195	516	2021
Lexington, KY	3,195	—	803	2,392	3,195	491	2021
Louisville, KY	1,489	—	514	975	1,489	96	2023
Louisville, KY	1,640	—	467	1,173	1,640	121	2024
Louisville, KY	3,356	—	818	2,538	3,356	899	2019
Louisville, KY	4,450	—	1,354	3,096	4,450	970	2021
Owensboro, KY	3,811	—	1,012	2,799	3,811	1,363	2019
Somerset, KY	4,522	—	1,259	3,263	4,522	295	2024
Richmond, KY	2,034	—	851	1,183	2,034	88	2024
Baton Rouge, LA	2,355	—	1,320	1,035	2,355	66	2024
Bossier City, LA	2,182	—	1,334	848	2,182	443	2017
W. Monroe, LA	2,387	—	674	1,713	2,387	209	2023
Auburn, MA	600	—	600	—	600	—	2011
Auburn, MA	625	—	625	—	625	—	2011
Auburn, MA	725	—	725	—	725	—	2011
Bedford, MA	1,350	—	1,350	—	1,350	—	2011
Bellingham, MA	734	73	476	331	807	331	1985
Bradford, MA	650	—	650	—	650	—	2011
Burlington, MA	600	—	600	—	600	—	2011
Burlington, MA	1,250	—	1,250	—	1,250	—	2011
Falmouth, MA	415	2,293	459	2,249	2,708	1,026	1988
Gardner, MA	787	—	638	149	787	99	2014
Gardner, MA	1,008	556	656	908	1,564	746	1985
Hyde Park, MA	499	220	322	397	719	374	1985
Littleton, MA	1,357	—	759	598	1,357	280	2017
Lowell, MA	—	636	429	207	636	174	1996
Lowell, MA	3,961	—	2,042	1,919	3,961	638	2019
Lynn, MA	850	—	850	—	850	—	2011
Maynard, MA	736	98	479	355	834	355	1985
Melrose, MA	600	—	600	—	600	—	2011
Methuen, MA	650	—	650	—	650	—	2011
Newton, MA	691	90	450	331	781	331	1985
Peabody, MA	650	—	650	—	650	—	2011

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Randolph, MA	$574	$245	$430	$389	$819	$389	1985
Randolph, MA	5,039	—	1,350	3,689	5,039	293	2024
Revere, MA	1,300	—	1,300	—	1,300	—	2011
Rockland, MA	579	45	377	247	624	247	1985
Salem, MA	600	—	600	—	600	—	2011
Seekonk, MA	1,073	(373)	576	124	700	123	1985
Sutton, MA	714	57	464	307	771	284	1993
Tewksbury, MA	125	596	75	646	721	646	1986
Tewksbury, MA	1,200	—	1,200	—	1,200	—	2011
Wakefield, MA	900	—	900	—	900	—	2011
Webster, MA	1,012	1,251	659	1,604	2,263	1,436	1985
West Roxbury, MA	490	193	319	364	683	220	1985
Wilmington, MA	600	—	600	—	600	—	2011
Wilmington, MA	1,300	—	1,300	—	1,300	—	2011
Woburn, MA	508	314	508	314	822	314	1985
Worcester, MA	196	790	—	986	986	441	2017
Worcester, MA	979	8	637	350	987	318	1991
Worcester, MA	498	565	322	741	1,063	626	1985
Accokeek, MD	692	—	692	—	692	—	2010
Baltimore, MD	802	—	—	802	802	755	2007
Baltimore, MD	2,259	—	722	1,537	2,259	1,198	2007
Beltsville, MD	731	—	731	—	731	—	2009
Beltsville, MD	1,050	—	1,050	—	1,050	—	2009
Beltsville, MD	1,130	—	1,130	—	1,130	—	2009
Bowie, MD	1,084	—	1,084	—	1,084	—	2009
Capitol Heights, MD	628	—	628	—	628	—	2009
Clinton, MD	651	—	651	—	651	—	2009
District Heights, MD	1,039	—	1,039	—	1,039	—	2009
Ellicott City, MD	895	—	—	895	895	887	2007
Greater Landover, MD	753	—	753	—	753	—	2009
Greenbelt, MD	1,153	—	1,153	—	1,153	—	2009
Hyattsville, MD	594	—	594	—	594	—	2009
Landover, MD	662	—	662	—	662	—	2009
Landover Hills, MD	1,358	—	1,358	—	1,358	—	2009
Lanham, MD	822	—	822	—	822	—	2009
Laurel, MD	696	—	696	—	696	—	2009
Laurel, MD	1,210	—	1,210	—	1,210	—	2009
Laurel, MD	1,267	—	1,267	—	1,267	—	2009
Laurel, MD	1,415	—	1,415	—	1,415	—	2009
Laurel, MD	1,530	—	1,530	—	1,530	—	2009
Laurel, MD	2,523	—	2,523	—	2,523	—	2009
Oxon Hill, MD	1,256	—	1,256	—	1,256	—	2009
Suitland, MD	673	—	673	—	673	—	2009
Upper Marlboro, MD	845	—	845	—	845	—	2009
Biddeford, ME	618	8	235	391	626	391	1985
Kennebunk, ME	6,228	—	2,623	3,605	6,228	27	2025
Battle Creek, MI	3,225	—	771	2,454	3,225	527	2021
Battle Creek, MI	3,273	—	562	2,711	3,273	553	2021

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Grand Ledge, MI	$1,174	$0	$100	$1,074	$1,174	$215	2021
Grand Rapids, MI	818	—	201	617	818	124	2021
Grandville, MI	1,044	—	193	851	1,044	177	2021
Jenison, MI	616	—	38	578	616	115	2021
Lambertville, MI	617	—	345	272	617	70	2021
Lansing, MI	916	—	190	726	916	158	2021
Lansing, MI	3,230	—	852	2,378	3,230	456	2021
Madison Heights, MI	1,759	—	191	1,568	1,759	272	2021
Madison Heights, MI	2,457	—	340	2,117	2,457	24	2025
Midland, MI	631	—	11	620	631	124	2021
Zeeland, MI	715	—	92	623	715	133	2021
Coon Rapids, MN	3,778	—	1,065	2,713	3,778	191	2024
Grove Heights, MN	3,583	—	910	2,673	3,583	181	2024
Lino Lakes, MN	4,436	—	958	3,478	4,436	338	2024
Maple Grove, MN	4,233	—	955	3,278	4,233	943	2019
Waconia, MN	4,153	—	730	3,423	4,153	215	2024
Winona, MN	5,574	—	405	5,169	5,574	650	2023
Blue Springs, MO	4,646	—	386	4,260	4,646	1,125	2020
Blue Springs, MO	5,065	—	354	4,711	5,065	1,201	2020
Carthage, MO	3,161	—	408	2,753	3,161	209	2024
Independence, MO	5,043	—	2,146	2,897	5,043	233	2024
Independence, MO	5,109	—	600	4,509	5,109	1,171	2020
Kansas City, MO	1,450	—	1,450	—	1,450	—	2025
Kansas City, MO	3,863	—	366	3,497	3,863	904	2020
Kansas City, MO	4,982	—	609	4,373	4,982	1,077	2020
Parkville, MO	4,636	—	317	4,319	4,636	1,057	2020
Raymore, MO	3,582	—	570	3,012	3,582	807	2020
St Louis, MO	799	—	512	287	799	7	2025
St. Joseph, MO	4,654	—	1,166	3,488	4,654	276	2024
Summit, MO	1,503	—	351	1,152	1,503	215	2021
Biloxi, MS	2,148	—	502	1,646	2,148	48	2025
Columbus, MS	2,147	—	531	1,616	2,147	47	2025
Hattiesburg, MS	1,759	—	849	910	1,759	230	2021
Hattiesburg, MS	2,143	—	1,258	885	2,143	205	2021
Horn Lake, MS	1,614	—	1,176	438	1,614	11	2025
Meridan, MS	3,050	—	2,385	665	3,050	88	2023
Olive Branch, MS	1,341	—	274	1,067	1,341	43	2025
Southhaven, MS	937	—	492	445	937	12	2025
Starkville, MS	1,837	—	211	1,626	1,837	40	2025
Tupelo, MS	1,588	—	277	1,311	1,588	41	2025
Tupelo, MS	2,007	—	281	1,726	2,007	49	2025
Angier, NC	1,390	—	93	1,297	1,390	180	2022
Candler, NC	1,290	—	82	1,208	1,290	154	2022
Candler, NC	1,597	—	370	1,227	1,597	71	2024
Cary, NC	1,939	—	1,292	647	1,939	149	2021
Charlotte, NC	1,967	—	1,457	510	1,967	111	2021
Charlotte, NC	5,194	—	3,670	1,524	5,194	320	2021
Denver, NC	1,065	—	637	428	1,065	36	2024

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Fayetteville, NC	$980	$0	$460	$520	$980	$48	2023
Fayetteville, NC	986	—	509	477	986	194	2018
Fayetteville, NC	1,180	—	400	780	1,180	69	2023
Fayetteville, NC	1,795	—	374	1,421	1,795	121	2023
Franklin, NC	1,275	—	62	1,213	1,275	158	2022
Gastonia, NC	1,278	—	257	1,021	1,278	88	2024
Greensboro, NC	1,513	—	304	1,209	1,513	105	2023
Greensboro, NC	3,857	—	969	2,888	3,857	1,027	2020
Henderson, NC	1,356	—	774	582	1,356	143	2021
Henderson, NC	2,680	—	1,918	762	2,680	154	2021
Hickory, NC	2,884	—	702	2,182	2,884	309	2022
High Point, NC	1,155	—	368	787	1,155	259	2020
Hildebran, NC	1,820	—	900	920	1,820	88	2023
Indian Trail, NC	4,582	—	3,069	1,513	4,582	315	2021
Indian Trail, NC	5,895	—	4,807	1,088	5,895	224	2021
Jacksonville, NC	1,273	—	269	1,004	1,273	137	2022
Kannapolis, NC	3,790	—	615	3,175	3,790	1,201	2019
Kinston, NC	4,400	—	1,956	2,444	4,400	255	2024
Lexington, NC	1,316	—	154	1,162	1,316	152	2022
Lexington, NC	1,317	—	144	1,173	1,317	154	2022
Lexington, NC	1,776	—	301	1,475	1,776	518	2017
Lincolnton, NC	1,392	—	206	1,186	1,392	156	2022
Louisburg, NC	4,227	—	649	3,578	4,227	313	2024
Mebane, NC	1,721	—	583	1,138	1,721	136	2023
Monroe, NC	1,886	—	1,232	654	1,886	141	2021
Morganton, NC	1,391	—	155	1,236	1,391	160	2022
Nashville, NC	4,024	—	2,377	1,647	4,024	334	2021
Newland, NC	1,883	—	817	1,066	1,883	100	2024
Oxford, NC	1,528	—	308	1,220	1,528	238	2021
Raleigh, NC	2,930	—	2,458	472	2,930	100	2021
Raleigh, NC	1,601	—	1,149	452	1,601	176	2019
Rockingham, NC	3,036	—	234	2,802	3,036	981	2019
Rolesville, NC	1,328	—	699	629	1,328	145	2021
Sylva, NC	2,170	—	62	2,108	2,170	265	2022
Taylorsville, NC	1,082	—	103	979	1,082	125	2022
Wake Forest, NC	1,114	—	411	703	1,114	158	2021
Washington, NC	4,872	—	1,361	3,511	4,872	322	2024
Waynesville, NC	2,323	—	82	2,241	2,323	281	2022
Wesley Chapel, NC	7,158	—	5,654	1,504	7,158	301	2021
Wilson, NC	1,076	—	276	800	1,076	111	2022
Winston Salem, NC	1,462	—	418	1,044	1,462	88	2024
Winston-Salem, NC	1,210	—	211	999	1,210	131	2022
Youngsville, NC	4,702	—	4,028	674	4,702	161	2021
Belfield, ND	1,232	—	382	850	1,232	805	2007
Fargo, ND	3,360	—	840	2,520	3,360	151	2024
Fargo, ND	3,372	—	1,226	2,146	3,372	139	2024
Minot, ND	4,759	—	610	4,149	4,759	538	2023
Omaha, NE	882	—	277	605	882	23	2025
Omaha, NE	1,037	—	395	642	1,037	26	2025

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Omaha, NE	$1,321	$0	$467	$854	$1,321	$33	2025
Omaha, NE	1,787	—	467	1,320	1,787	1,057	2007
Allenstown, NH	675	—	675	—	675	—	2011
Concord, NH	900	—	900	—	900	—	2011
Concord, NH	950	—	950	—	950	—	2011
Derry, NH	650	—	650	—	650	—	2011
Dover, NH	1,200	—	1,200	—	1,200	—	2011
Dover, NH	1,737	—	697	1,040	1,737	756	2012
Goffstown, NH	1,562	—	824	738	1,562	707	2007
Hooksett, NH	1,500	—	1,500	—	1,500	—	2011
Kingston, NH	703	30	458	275	733	275	1985
Londonderry, NH	1,100	—	1,100	—	1,100	—	2011
Londonderry, NH	750	—	750	—	750	—	2011
Nashua, NH	825	—	825	—	825	—	2011
Nashua, NH	1,132	—	780	352	1,132	196	2017
Nashua, NH	1,750	—	1,750	—	1,750	—	2011
Nashua, NH	—	731	318	413	731	278	1996
Pelham, NH	700	—	700	—	700	—	2011
Rochester, NH	939	12	600	351	951	351	1985
Rochester, NH	1,400	—	1,400	—	1,400	—	2011
Rochester, NH	1,600	—	1,600	—	1,600	—	2011
Rochester, NH	743	20	484	279	763	279	1985
Salem, NH	362	285	200	447	647	447	1986
Basking Ridge, NJ	1,508	198	1,000	706	1,706	609	2000
Brick, NJ	1,246	503	811	938	1,749	869	1985
Fort Lee, NJ	494	242	91	645	736	16	1978
Freehold, NJ	640	742	416	966	1,382	950	1985
Hasbrouck Heights, NJ	1,305	—	800	505	1,305	505	2000
Lake Hopatcong, NJ	872	65	568	369	937	364	1985
Livingston, NJ	514	642	335	821	1,156	691	1985
Long Branch, NJ	630	147	410	367	777	367	1985
North Bergen, NJ	227	556	175	608	783	608	1978
North Plainfield, NJ	382	893	249	1,026	1,275	593	1985
Paramus, NJ	418	307	203	522	725	432	1985
Parlin, NJ	619	17	403	233	636	233	1985
Paterson, NJ	703	480	458	725	1,183	705	1985
Ridgewood, NJ	683	205	445	443	888	443	1985
Somerset, NJ	671	535	437	769	1,206	686	1985
Vernon, NJ	912	498	594	816	1,410	722	1985
Washington Township, NJ	450	308	226	532	758	423	1985
Watchung, NJ	800	537	521	816	1,337	816	1985
West Orange, NJ	1,829	—	1,382	447	1,829	232	2017
Albuquerque, NM	2,308	—	1,830	478	2,308	266	2017
Albuquerque, NM	2,321	—	1,795	526	2,321	284	2017
Albuquerque, NM	3,682	—	3,141	541	3,682	301	2017
Albuquerque, NM	1,843	—	1,375	468	1,843	248	2017
Las Cruces, NM	1,666	—	222	1,444	1,666	1,038	2015
Fernley, NV	4,697	—	3,258	1,439	4,697	277	2022
Henderson, NV	5,411	—	2,358	3,053	5,411	575	2022

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Las Vegas, NV	$2,814	$0	$563	$2,251	$2,814	$597	2019
Las Vegas, NV	3,094	—	830	2,264	3,094	643	2019
Las Vegas, NV	3,472	—	655	2,817	3,472	730	2019
Las Vegas, NV	3,722	—	631	3,091	3,722	609	2021
Las Vegas, NV	3,752	—	615	3,137	3,752	834	2019
Las Vegas, NV	4,181	—	1,075	3,106	4,181	464	2022
Las Vegas, NV	4,811	—	1,492	3,319	4,811	503	2023
Las Vegas, NV	5,001	—	2,257	2,744	5,001	358	2023
Las Vegas, NV	5,054	—	1,032	4,022	5,054	676	2022
Las Vegas, NV	5,402	—	2,269	3,133	5,402	555	2022
Las Vegas, NV	5,641	—	3,751	1,890	5,641	333	2022
Las Vegas, NV	5,757	—	2,768	2,989	5,757	497	2022
Las Vegas, NV	6,261	—	1,997	4,264	6,261	497	2023
Las Vegas, NV	6,760	—	1,971	4,789	6,760	562	2023
Las Vegas, NV	6,810	—	3,277	3,533	6,810	204	2024
Las Vegas, NV	6,904	—	3,472	3,432	6,904	121	2025
Astoria, NY	1,684	—	1,105	579	1,684	376	2013
Auburn, NY	5,378	—	1,780	3,598	5,378	14	2025
Bayside, NY	470	254	306	418	724	402	1985
Brewster, NY	789	145	789	145	934	21	2011
Briarcliff Manor, NY	652	552	502	702	1,204	702	1976
Bronx, NY	877	—	877	—	877	—	2013
Bronx, NY	884	—	884	—	884	—	2013
Bronx, NY	953	—	953	—	953	—	2013
Bronx, NY	1,049	—	485	564	1,049	368	2013
Bronx, NY	46	1,318	84	1,280	1,364	758	1972
Bronx, NY	1,910	—	1,349	561	1,910	378	2013
Bronx, NY	2,407	—	1,711	696	2,407	434	2013
Bronxville, NY	1,232	213	1,232	213	1,445	30	2011
Brooklyn, NY	627	67	408	286	694	286	1985
Chester, NY	1,158	385	1,158	385	1,543	55	2011
Clay, NY	3,969	—	1,375	2,594	3,969	193	2024
Corona, NY	2,543	—	1,903	640	2,543	404	2013
Cortlandt Manor, NY	1,872	122	1,872	122	1,994	17	2011
Dobbs Ferry, NY	671	34	435	270	705	270	1985
Dobbs Ferry, NY	1,345	249	1,345	249	1,594	35	2011
East Hampton, NY	659	39	427	271	698	271	1985
Eastchester, NY	1,724	1,345	2,302	767	3,069	254	2011
Elmsford, NY	—	948	581	367	948	321	1971
Elmsford, NY	1,453	217	1,453	217	1,670	31	2011
Fishkill, NY	1,793	381	1,793	381	2,174	54	2011
Floral Park, NY	617	170	357	430	787	430	1998
Flushing, NY	1,936	—	1,413	523	1,936	340	2013
Flushing, NY	1,947	—	1,405	542	1,947	332	2013
Flushing, NY	2,479	—	1,802	677	2,479	415	2013
Forest Hills, NY	1,273	—	1,273	—	1,273	—	2013
Garnerville, NY	1,508	280	1,508	280	1,788	40	2011
Hamburg, NY	4,556	—	1,486	3,070	4,556	92	2025

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Hartsdale, NY	$1,626	$278	$1,626	$278	$1,904	$39	2011
Hawthorne, NY	2,084	216	2,084	216	2,300	31	2011
Hopewell Junction, NY	1,163	288	1,163	288	1,451	41	2011
Hyde Park, NY	990	166	990	166	1,156	24	2011
Katonah, NY	1,084	179	1,084	179	1,263	25	2011
Lakeville, NY	1,028	—	203	825	1,028	679	2008
Latham, NY	2,498	—	1,813	685	2,498	178	2020
Levittown, NY	547	86	356	277	633	274	1985
Long Island City, NY	2,717	—	1,183	1,534	2,717	877	2013
Mamaroneck, NY	1,429	167	1,429	167	1,596	24	2011
Middletown, NY	751	33	489	295	784	295	1985
Middletown, NY	719	204	719	204	923	29	2011
Middletown, NY	1,281	301	1,281	301	1,582	43	2011
Millwood, NY	1,448	116	1,448	116	1,564	16	2011
Mount Kisco, NY	1,907	198	1,907	198	2,105	28	2011
Mount Vernon, NY	985	223	985	223	1,208	32	2011
Nanuet, NY	2,316	395	2,316	395	2,711	56	2011
New Paltz, NY	971	400	971	400	1,371	57	2011
New Rochelle, NY	1,887	285	1,887	285	2,172	40	2011
New Windsor, NY	1,084	441	1,084	441	1,525	62	2011
New York, NY	6,127	—	5,126	1,001	6,127	4	2025
New York, NY	283	1,499	—	1,782	1,782	720	2020
Newburgh, NY	527	237	527	237	764	34	2011
Newburgh, NY	1,192	437	1,192	437	1,629	62	2011
Newburgh, NY	4,208	—	924	3,284	4,208	12	2025
Orchard Park, NY	3,667	—	846	2,821	3,667	150	2025
Ossining, NY	231	356	117	470	587	431	1985
Peekskill, NY	2,207	155	2,207	155	2,362	22	2011
Pelham, NY	1,035	192	1,035	192	1,227	27	2011
Plattsburgh, NY	4,149	—	1,126	3,023	4,149	539	2021
Port Chester, NY	1,015	234	1,015	234	1,249	33	2011
Port Jefferson, NY	185	3,084	246	3,023	3,269	1,240	1985
Poughkeepsie, NY	591	269	591	269	860	38	2011
Poughkeepsie, NY	1,232	275	1,200	307	1,507	44	2011
Poughkeepsie, NY	1,306	330	1,306	330	1,636	47	2011
Poughkeepsie, NY	1,340	318	1,280	378	1,658	54	2011
Poughkeepsie, NY	1,355	342	1,355	342	1,697	48	2011
Rego Park, NY	2,784	—	2,105	679	2,784	429	2013
Riverhead, NY	723	—	431	292	723	292	1998
Rockaway Park, NY	1,605	—	1,605	—	1,605	—	2013
Rye, NY	872	137	872	137	1,009	19	2011
S Glen Falls, NY	5,044	—	517	4,527	5,044	561	2023
Sag Harbor, NY	704	35	458	281	739	281	1985
Scarsdale, NY	1,301	128	1,301	128	1,429	18	2011
Shrub Oak, NY	1,061	421	691	791	1,482	790	1985
Sleepy Hollow, NY	281	438	130	589	719	589	1969
Spring Valley, NY	749	203	749	203	952	29	2011
Syracuse, NY	3,651	—	913	2,738	3,651	81	2025

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Tarrytown, NY	$956	$168	$956	$168	$1,124	$24	2011
Troy, NY	4,690	—	4,119	571	4,690	154	2020
Tuckahoe, NY	1,650	85	1,650	85	1,735	12	2011
Vestal, NY	2,700	—	568	2,132	2,700	329	2022
Wappingers Falls, NY	1,488	206	1,488	206	1,694	29	2011
Warwick, NY	1,049	171	1,049	171	1,220	24	2011
Watertown, NY	1,012	—	672	340	1,012	64	2022
Watertown, NY	2,867	—	303	2,564	2,867	402	2022
West Nyack, NY	936	222	936	222	1,158	31	2011
White Plains, NY	1,458	213	1,458	213	1,671	30	2011
Yonkers, NY	—	833	685	148	833	107	1990
Yonkers, NY	1,020	63	664	419	1,083	419	1985
Yonkers, NY	291	1,050	216	1,125	1,341	1,125	1972
Yonkers, NY	1,907	96	1,907	96	2,003	14	2011
Yorktown Heights, NY	1,700	—	—	1,700	1,700	1,067	2013
Yorktown Heights, NY	2,365	202	2,365	202	2,567	29	2011
Akron, OH	1,530	—	385	1,145	1,530	459	2017
Amelia, OH	3,195	—	637	2,558	3,195	558	2021
Cincinnati, OH	3,187	—	654	2,533	3,187	545	2021
Cincinnati, OH	3,188	—	274	2,914	3,188	569	2021
Cincinnati, OH	3,715	—	540	3,175	3,715	1,076	2020
Crestline, OH	1,202	—	285	917	1,202	680	2008
Delaware, OH	4,492	—	1,141	3,351	4,492	107	2025
Fairfield, OH	3,769	—	581	3,188	3,769	967	2020
Hamilton, OH	3,188	—	371	2,817	3,188	572	2021
Lima, OH	637	—	53	584	637	119	2021
Loveland, OH	1,045	—	362	683	1,045	306	2017
Macedonia, OH	4,733	—	617	4,116	4,733	369	2023
Mansfield, OH	921	—	331	590	921	428	2008
Mansfield, OH	1,950	—	700	1,250	1,950	896	2009
Monroeville, OH	2,580	—	485	2,095	2,580	1,487	2009
Springdale, OH	3,379	—	381	2,998	3,379	1,104	2020
Toledo, OH	603	—	204	399	603	83	2021
Toledo, OH	767	—	241	526	767	108	2021
Tylersville, OH	3,195	—	666	2,529	3,195	511	2021
Chickasha, OK	997	—	365	632	997	3	2025
Oklahoma City, OK	868	—	371	497	868	195	2018
Oklahoma City, OK	1,182	—	587	595	1,182	223	2018
Oklahoma City, OK	1,311	—	625	686	1,311	249	2018
Stillwater, OK	2,800	—	1,469	1,331	2,800	401	2019
Estacada, OR	646	—	84	562	646	315	2015
McMinnville, OR	2,867	—	394	2,473	2,867	999	2017
Pendleton, OR	765	—	121	644	765	396	2015
Portland, OR	4,416	—	3,368	1,048	4,416	613	2015
Salem, OR	1,071	—	399	672	1,071	493	2015
Salem, OR	1,350	—	521	829	1,350	493	2015
Salem, OR	1,408	—	524	884	1,408	543	2015
Salem, OR	4,214	—	3,181	1,033	4,214	647	2015
Salem, OR	4,614	—	3,517	1,097	4,614	646	2015
Silverton, OR	957	—	457	500	957	260	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Springfield, OR	$1,398	$0	$796	$602	$1,398	$431	2015
Allison Park, PA	1,500	—	850	650	1,500	559	2010
Harrisburg, PA	399	212	199	412	611	385	1989
Jenkintown, PA	1,884	—	894	990	1,884	99	2023
Lancaster, PA	642	56	300	398	698	386	1989
New Kensington, PA	1,375	—	675	700	1,375	457	2010
Philadelphia, PA	406	255	265	396	661	363	1985
Philadelphia, PA	1,252	(419)	814	19	833	1	2009
Reading, PA	750	49	—	799	799	799	1989
Barrington, RI	490	1,726	319	1,897	2,216	283	1985
N. Providence, RI	542	62	353	251	604	251	1985
Beaufort, SC	5,081	—	921	4,160	5,081	415	2023
Blythewood, SC	3,217	—	2,405	812	3,217	430	2017
Chapin, SC	1,682	—	1,135	547	1,682	287	2017
Charleston, SC	744	—	251	493	744	10	2025
Charleston, SC	4,996	—	1,981	3,015	4,996	647	2021
Charleston, SC	7,080	—	3,048	4,032	7,080	361	2023
Clover, SC	4,134	—	1,146	2,988	4,134	161	2024
Columbia, SC	792	—	463	329	792	162	2017
Columbia, SC	868	—	455	413	868	228	2017
Columbia, SC	926	—	494	432	926	175	2017
Columbia, SC	1,582	—	1,048	534	1,582	16	2025
Columbia, SC	1,617	—	342	1,275	1,617	23	2025
Columbia, SC	1,643	—	1,302	341	1,643	126	2017
Columbia, SC	1,995	—	1,130	865	1,995	383	2018
Columbia, SC	2,109	—	1,120	989	2,109	411	2018
Columbia, SC	2,459	(25)	1,543	891	2,434	470	2017
Columbia, SC	2,531	—	1,612	919	2,531	377	2018
Columbia, SC	2,637	—	1,254	1,383	2,637	640	2017
Columbia, SC	3,371	—	2,016	1,355	3,371	683	2017
Columbia, SC	4,989	—	2,226	2,763	4,989	427	2023
Elgin, SC	2,082	—	1,166	916	2,082	447	2017
Elgin, SC	2,177	—	974	1,203	2,177	555	2017
Gaston, SC	2,230	—	934	1,296	2,230	604	2017
Gilbert, SC	1,036	—	434	602	1,036	279	2017
Irmo, SC	1,113	—	666	447	1,113	209	2017
Irmo, SC	1,246	—	69	1,177	1,246	516	2017
Irmo, SC	1,338	—	866	472	1,338	227	2017
Irmo, SC	3,655	(178)	1,564	1,913	3,477	878	2017
Irmo, SC	3,950	—	2,802	1,148	3,950	552	2017
Johns Island, SC	2,561	—	1,885	676	2,561	260	2018
Lexington, SC	633	—	309	324	633	158	2017
Lexington, SC	694	—	172	522	694	273	2017
Lexington, SC	720	—	219	501	720	234	2017
Lexington, SC	816	—	336	480	816	177	2017
Lexington, SC	973	—	582	391	973	196	2017
Lexington, SC	1,056	—	432	624	1,056	310	2017
Lexington, SC	1,623	—	998	625	1,623	297	2017

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Lexington, SC	$1,712	$0	$1,410	$302	$1,712	$123	2017
Lexington, SC	1,728	—	1,267	461	1,728	254	2017
Lexington, SC	1,738	—	1,189	549	1,738	206	2017
Lexington, SC	2,180	—	1,477	703	2,180	332	2017
Lexington, SC	2,604	—	1,870	734	2,604	334	2018
Lexington, SC	3,231	—	2,001	1,230	3,231	536	2018
Lexington, SC	3,234	—	1,198	2,036	3,234	808	2018
Lexington, SC	4,414	—	3,419	995	4,414	532	2017
Mauldin, SC	1,841	—	773	1,068	1,841	78	2024
Myrtle Beach, SC	1,168	—	505	663	1,168	139	2021
Myrtle Beach, SC	5,473	—	2,016	3,457	5,473	255	2024
Pelion, SC	1,901	—	1,021	880	1,901	483	2017
Simpsonville, SC	1,713	—	1,355	358	1,713	85	2021
Summerville, SC	1,713	—	386	1,327	1,713	24	2025
Summerville, SC	4,134	—	1,437	2,697	4,134	575	2021
West Columbia, SC	1,116	—	50	1,066	1,116	511	2017
West Columbia, SC	1,644	—	1,283	361	1,644	180	2017
West Columbia, SC	2,046	—	746	1,300	2,046	594	2017
Aberdeen, SD	1,048	—	311	737	1,048	61	2024
Alcoa, TN	4,483	—	799	3,684	4,483	367	2023
Cordova, TN	3,068	—	2,262	806	3,068	18	2025
Decherd, TN	2,115	—	319	1,796	2,115	161	2023
Germantown, TN	4,748	—	4,130	618	4,748	14	2025
Knoxville, TN	1,664	—	382	1,282	1,664	108	2024
Memphis, TN	1,417	—	717	700	1,417	33	2025
Millington, TN	1,246	—	591	655	1,246	29	2025
Arlington, TX	789	—	414	375	789	158	2018
Arlington, TX	1,352	—	887	465	1,352	184	2018
Arlington, TX	1,560	—	1,008	552	1,560	208	2018
Arlington, TX	1,795	—	1,188	607	1,795	233	2018
Austin, TX	1,711	—	1,364	347	1,711	195	2017
Austin, TX	2,312	—	1,011	1,301	2,312	221	2022
Austin, TX	2,368	—	738	1,630	2,368	1,265	2007
Austin, TX	3,510	66	1,594	1,982	3,576	1,512	2007
Belton, TX	3,825	—	882	2,943	3,825	188	2024
Bryan, TX	1,397	—	129	1,268	1,397	4	2025
Cedar Park, TX	179	930	956	153	1,109	122	2007
Cedar Park, TX	3,671	—	794	2,877	3,671	215	2024
Cedar Park, TX	4,176	—	528	3,648	4,176	568	2022
Cedar Park, TX	5,618	—	609	5,009	5,618	790	2022
Center, TX	2,072	—	1,481	591	2,072	251	2018
Channelview, TX	3,295	—	1,697	1,598	3,295	82	2024
Channelview, TX	13,918	—	9,439	4,479	13,918	59	2025
Childress, TX	3,335	—	1,959	1,376	3,335	394	2020
Cibolo, TX	3,228	—	1,004	2,224	3,228	575	2020
Converse, TX	9,590	—	6,567	3,023	9,590	89	2025
Corpus Christi, TX	1,527	—	1,057	470	1,527	223	2017
Corpus Christi, TX	1,628	—	131	1,497	1,628	21	2025

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Corpus Christi, TX	$2,162	$0	$1,729	$433	$2,162	$233	2017
Corpus Christi, TX	2,400	—	1,110	1,290	2,400	617	2017
Cross Plains, TX	4,550	—	1,291	3,259	4,550	455	2023
El Paso, TX	1,277	—	824	453	1,277	241	2017
El Paso, TX	1,425	—	1,098	327	1,425	178	2017
El Paso, TX	1,679	—	1,085	594	1,679	281	2017
El Paso, TX	1,817	—	1,414	403	1,817	219	2017
El Paso, TX	2,369	—	1,766	603	2,369	295	2017
El Paso, TX	3,168	—	2,153	1,015	3,168	501	2017
Flower Mound, TX	4,915	—	1,331	3,584	4,915	80	2025
Fort Worth, TX	2,115	171	866	1,420	2,286	1,072	2007
Fort Worth, TX	2,567	—	409	2,158	2,567	147	2024
Garland, TX	2,208	—	1,504	704	2,208	268	2018
Garland, TX	3,296	—	245	3,051	3,296	1,455	2014
Garland, TX	4,439	—	439	4,000	4,439	1,979	2014
Grand Prairie, TX	1,413	—	914	499	1,413	210	2018
Grand Prairie, TX	2,001	—	1,416	585	2,001	231	2018
Harker Heights, TX	2,052	95	580	1,567	2,147	1,385	2007
Henderson, TX	1,395	—	404	991	1,395	28	2025
Houston, TX	1,689	—	224	1,465	1,689	1,123	2007
Houston, TX	2,803	—	535	2,268	2,803	932	2016
Houston, TX	3,421	—	1,541	1,880	3,421	22	2025
Houston, TX	3,850	—	810	3,040	3,850	184	2024
Houston, TX	4,340	—	2,826	1,514	4,340	91	2024
Houston, TX	4,376	—	1,640	2,736	4,376	31	2025
Houston, TX	4,458	—	3,177	1,281	4,458	34	2025
Houston, TX	4,463	—	2,359	2,104	4,463	60	2025
Houston, TX	4,561	—	2,406	2,155	4,561	25	2025
Houston, TX	4,708	—	2,705	2,003	4,708	108	2024
Houston, TX	4,719	—	1,707	3,012	4,719	162	2024
Houston, TX	4,758	—	2,126	2,632	4,758	144	2024
Houston, TX	4,764	—	298	4,466	4,764	236	2024
Houston, TX	5,248	—	609	4,639	5,248	52	2025
Houston, TX	5,802	—	3,437	2,365	5,802	27	2025
Houston, TX	5,911	—	2,383	3,528	5,911	191	2024
Houston, TX	5,938	—	3,115	2,823	5,938	35	2025
Houston, TX	8,284	—	2,431	5,853	8,284	67	2025
Houston, TX	9,286	—	6,676	2,610	9,286	31	2025
Houston, TX	10,527	—	7,656	2,871	10,527	35	2025
Humble, TX	3,997	—	1,399	2,598	3,997	135	2024
Humble, TX	4,762	—	1,013	3,749	4,762	239	2024
Jacksonville, TX	633	—	311	322	633	14	2025
Jarrell, TX	3,630	—	719	2,911	3,630	224	2024
Katy, TX	2,822	—	1,612	1,210	2,822	71	2024
Katy, TX	3,056	—	1,426	1,630	3,056	97	2024
Katy, TX	5,599	—	3,652	1,947	5,599	26	2025
Katy, TX	7,665	—	4,331	3,334	7,665	45	2025
Keller, TX	2,506	58	996	1,568	2,564	1,248	2007

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Killeen, TX	$3,923	$0	$1,569	$2,354	$3,923	$188	2024
Leander, TX	3,321	—	603	2,718	3,321	477	2022
Leander, TX	4,640	—	626	4,014	4,640	654	2022
Leander, TX	4,646	—	657	3,989	4,646	688	2022
Leander, TX	6,473	—	2,091	4,382	6,473	290	2024
Linden, TX	2,159	—	1,513	646	2,159	258	2018
Longview, TX	1,660	—	1,239	421	1,660	162	2018
Longview, TX	3,521	—	720	2,801	3,521	273	2024
Mathis, TX	3,138	—	2,687	451	3,138	243	2017
Mesquite, TX	1,687	—	1,093	594	1,687	235	2018
Panhandle, TX	5,068	—	2,637	2,431	5,068	743	2020
Paris, TX	3,832	—	2,645	1,187	3,832	283	2020
Paris, TX	5,322	—	3,979	1,343	5,322	359	2020
Pasadena, TX	4,465	—	2,791	1,674	4,465	47	2025
Pflugerville, TX	4,668	—	617	4,051	4,668	646	2022
Port Arthur, TX	2,648	—	505	2,143	2,648	909	2016
Queen City, TX	5,958	—	1,474	4,484	5,958	652	2023
Rockdale, TX	3,238	—	475	2,763	3,238	409	2022
Round Rock, TX	4,198	—	830	3,368	4,198	568	2022
Round Rock, TX	4,641	—	1,566	3,075	4,641	558	2022
Rowlett, TX	1,284	—	840	444	1,284	167	2018
Rowlett, TX	4,894	—	1,052	3,842	4,894	85	2025
San Antonio, TX	2,811	—	511	2,300	2,811	494	2021
San Antonio, TX	3,286	—	487	2,799	3,286	464	2022
San Antonio, TX	3,427	—	446	2,981	3,427	689	2020
San Antonio, TX	3,618	—	494	3,124	3,618	696	2020
San Antonio, TX	3,630	—	1,020	2,610	3,630	700	2020
San Antonio, TX	3,631	—	1,330	2,301	3,631	520	2021
San Antonio, TX	3,719	—	733	2,986	3,719	697	2020
San Antonio, TX	3,820	—	1,459	2,361	3,820	635	2020
San Antonio, TX	3,936	—	1,112	2,824	3,936	407	2022
San Antonio, TX	4,168	—	1,657	2,511	4,168	428	2022
San Antonio, TX	4,397	—	997	3,400	4,397	863	2020
San Antonio, TX	4,411	—	642	3,769	4,411	882	2020
San Marcos, TX	1,954	—	251	1,703	1,954	1,315	2007
Schertz, TX	2,794	—	813	1,981	2,794	484	2020
Shamrock, TX	3,045	—	1,222	1,823	3,045	540	2020
Spring Branch, TX	3,257	—	790	2,467	3,257	311	2023
Temple, TX	2,406	(10)	1,206	1,190	2,396	944	2007
Temple, TX	5,554	—	4,119	1,435	5,554	401	2020
Texarkana, TX	1,791	—	992	799	1,791	296	2018
Texarkana, TX	1,862	—	1,198	664	1,862	284	2018
Texarkana, TX	2,316	—	1,643	673	2,316	246	2018
Tyler, TX	8,582	—	3,635	4,947	8,582	660	2023
Waco, TX	3,884	—	894	2,990	3,884	2,372	2007
Wake Village, TX	1,637	—	685	952	1,637	347	2018
Watauga, TX	1,771	—	1,139	632	1,771	245	2018
White Oak, TX	1,632	—	266	1,366	1,632	5	2025

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Alexandria, VA	$649	$0	$649	$0	$649	$0	2013
Alexandria, VA	656	—	409	247	656	170	2013
Alexandria, VA	712	—	712	—	712	—	2013
Alexandria, VA	735	—	735	—	735	—	2013
Alexandria, VA	1,327	—	1,327	—	1,327	—	2013
Alexandria, VA	1,388	—	1,020	368	1,388	256	2013
Alexandria, VA	1,582	—	1,150	432	1,582	280	2013
Alexandria, VA	1,757	—	1,313	444	1,757	301	2013
Annandale, VA	1,718	—	1,718	—	1,718	—	2013
Arlington, VA	1,083	—	1,083	—	1,083	—	2013
Arlington, VA	1,464	—	1,085	379	1,464	250	2013
Arlington, VA	2,013	—	1,515	498	2,013	321	2013
Arlington, VA	2,062	—	1,603	459	2,062	294	2013
Ashland, VA	840	—	840	—	840	—	2005
Charlottesville, VA	5,268	—	1,974	3,294	5,268	364	2023
Chesapeake, VA	779	(185)	398	196	594	156	1990
Chesapeake, VA	1,004	110	385	729	1,114	729	1990
Chester, VA	1,514	—	762	752	1,514	45	2024
Chesterfield, VA	5,032	—	711	4,321	5,032	345	2024
Emporia, VA	3,364	—	2,227	1,137	3,364	384	2019
Fairfax, VA	1,825	—	1,190	635	1,825	409	2013
Fairfax, VA	2,077	—	1,364	713	2,077	413	2013
Fairfax, VA	3,348	—	2,351	997	3,348	615	2013
Fairfax, VA	4,454	—	3,370	1,084	4,454	669	2013
Farmville, VA	1,227	—	622	605	1,227	504	2005
Fredericksburg, VA	1,279	—	469	810	1,279	674	2005
Fredericksburg, VA	1,512	—	692	820	1,512	61	2024
Fredericksburg, VA	1,716	—	996	720	1,716	599	2005
Fredericksburg, VA	3,623	—	2,828	795	3,623	662	2005
Fredericksburg, VA	4,161	—	871	3,290	4,161	279	2024
Glen Allen, VA	1,037	—	412	625	1,037	520	2005
Glen Allen, VA	1,077	—	322	755	1,077	628	2005
Hanover, VA	5,105	—	1,514	3,591	5,105	314	2024
King William, VA	1,688	—	1,068	620	1,688	516	2005
Mechanicsville, VA	903	(25)	248	630	878	524	2005
Mechanicsville, VA	957	31	324	664	988	542	2005
Mechanicsville, VA	1,043	—	223	820	1,043	683	2005
Mechanicsville, VA	1,125	—	505	620	1,125	516	2005
Mechanicsville, VA	1,476	—	876	600	1,476	499	2005
Mechanicsville, VA	1,677	—	1,157	520	1,677	433	2005
Montpelier, VA	2,481	(114)	1,612	755	2,367	628	2005
Petersburg, VA	1,441	—	816	625	1,441	520	2005
Portsmouth, VA	562	33	221	374	595	374	1990
Powhatan, VA	4,712	—	1,221	3,491	4,712	315	2024
Richmond, VA	1,132	(41)	506	585	1,091	487	2005
Salem, VA	3,337	—	915	2,422	3,337	887	2020
Sandston, VA	722	—	102	620	722	516	2005
Spotsylvania, VA	1,290	—	490	800	1,290	666	2005

			Gross Amount at Which Carried at Close of Period
	Initial Cost of Acquisition or Leasehold Investment (a)	Cost Capitalized Subsequent to Initial Investment (b)	Land	Building and Improvements	Total Cost	Accumulated Depreciation (c)	Date of Initial Acquisition or Leasehold Investment
Springfield, VA	$4,257	$0	$2,969	$1,288	$4,257	$789	2013
Stephens City, VA	2,918	—	515	2,403	2,918	208	2024
Woodstock, VA	611	—	354	257	611	93	2020
Rutland, VT	4,885	—	1,434	3,451	4,885	216	2024
Shelburne, VT	4,602	—	1,448	3,154	4,602	262	2024
Williston, VT	3,956	—	1,537	2,419	3,956	457	2021
Auburn, WA	3,023	—	1,966	1,057	3,023	641	2015
Bellevue, WA	1,724	—	885	839	1,724	510	2015
Chehalis, WA	1,176	—	313	863	1,176	572	2015
Colfax, WA	4,800	—	3,611	1,189	4,800	724	2015
Federal Way, WA	4,217	—	2,972	1,245	4,217	810	2015
Fife, WA	1,181	—	414	767	1,181	503	2015
Kent, WA	2,900	—	2,066	834	2,900	546	2015
Monroe, WA	2,791	—	1,555	1,236	2,791	768	2015
Port Orchard, WA	2,019	—	161	1,858	2,019	977	2015
Puyallup, WA	831	—	172	659	831	461	2015
Puyallup, WA	2,035	—	465	1,570	2,035	938	2015
Puyallup, WA	4,050	—	2,394	1,656	4,050	1,219	2015
Renton, WA	1,484	—	951	533	1,484	432	2015
Seattle, WA	717	—	193	524	717	306	2015
Seattle, WA	1,883	—	1,222	661	1,883	387	2015
Silverdale, WA	2,178	—	1,217	961	2,178	629	2015
Snohomish, WA	955	—	955	—	955	—	2015
South Bend, WA	760	—	121	639	760	365	2015
Tacoma, WA	671	—	671	—	671	—	2015
Tenino, WA	936	—	218	718	936	414	2015
Vancouver, WA	1,215	—	164	1,051	1,215	553	2015
Wilbur, WA	629	—	153	476	629	304	2015
Oshkosh, WI	1,525	—	212	1,313	1,525	124	2024
Inwood, WV	3,084	—	537	2,547	3,084	216	2024
Morgantown, WV	5,389	—	1,312	4,077	5,389	336	2024
Various	95,554	15,723	52,676	58,601	111,277	42,646	various
Total	$2,131,852	$62,677	$1,051,880	$1,142,649	$2,194,529	$352,472

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

The aggregate cost for federal income tax purposes was approximately $2.4 billion as of December 31, 2025.

GETTY REALTY CORP. and SUBSIDIARIES

SCHEDULE IV—MORTGAGE LOANS ON REAL ESTATE

As of December 31, 2025

(in thousands)

Borrower	Description	Location(s)	Interest Rate	Final Maturity Date		Periodic Payment Terms (a)	Face Value at Inception	Amount of Principal Unpaid at Close of Period
Mortgage Loans:
Borrower A	Seller financing	Brooklyn, NY	8.0%	1/2026		IO	$1,050	$1,050
Borrower B	Seller financing	East Islip, NY	9.0%	11/2024	(b)	P & I	743	585
Borrower C	Seller financing	Bronx, NY	8.0%	12/2028		IO	950	950
Borrower D	Seller financing	Valley Cottage, NY	9.0%	10/2020	(b)	P & I	431	261
Borrower E	Seller financing	Bronx, NY	8.0%	12/2028		IO	950	950
Borrower F	Seller financing	Fairless Hills, PA	10.0%	2/2032		P & I	225	222
Borrower G	Seller financing	Bristol, CT	9.0%	5/2026		P & I	76	64
Borrower H	Seller financing	Hartford, CT	9.5%	2/2027		P & I	440	382
Borrower I	Seller financing	Middletown, CT	9.0%	5/2026		P & I	308	259
Borrower J	Seller financing	Plainville, CT	9.5%	3/2027		P & I	160	139
Borrower K	Seller financing	Simsbury, CT	9.0%	5/2026		P & I	192	161
Borrower L	Seller financing	Milford, CT	9.0%	3/2025	(b)	P & I	398	318
Borrower M	Seller financing	Fairfield, CT	9.0%	3/2025	(b)	P & I	390	312
Borrower N	Seller financing	Hartford, CT	9.0%	3/2024	(b)	P & I	70	53
Borrower O	Seller financing	Fairhaven, MA	9.0%	9/2020	(b)	P & I	458	275
Borrower P	Seller financing	Roselle, IL	10.0%	12/2032		P & I	2,200	2,200
Borrower Q	Seller financing	Colonia, NJ	9.5%	7/2030		P & I	320	156
Borrower R	Seller financing	Bayside, NY	9.5%	12/2029		P & I	320	294
Borrower S	Seller financing	St. Albans, NY	8.0%	12/2028		IO	950	950
Total Mortgage Loans							$10,631	$9,581

Notes Receivable:
Borrower A	Promissory Note	Various	8.0%	NC	(c)		$—	$3,262
Borrower B	Promissory Note	Nanuet, NY	8.3%	Nanuet, NY	(c)		—	3,132
Borrower C	Promissory Note	Kennebunk, ME	10.0%	Kennebunk, ME	(c)		—	1,500
Borrower D	Promissory Note	Various	7.5-8.0%	AZ, FL, MO, NC	(c)		—	931
Borrower E	Promissory Note	Milton, GA	8.15%	GA	(c)			858
Borrower F	Promissory Note	Various	9.0%	Various, CT	(c)		—	517
Total Notes Receivable							$—	$10,200

Allowance for credit losses							—	(315)
Total Mortgage and Notes Receivable							$10,631	$19,466

(a)
P & I = principal and interest paid monthly. IO = Interest only paid monthly with principal deferred.
(b)
Note is in the process of being refinanced or repaid.
(c)
Note for funding of capital improvements.

The aggregate cost for federal income tax purposes approximates the amount of principal unpaid.

We review payment status to identify performing versus non-performing loans. Interest income on performing loans is accrued as earned. A non-performing loan is placed on non-accrual status when it is probable that the borrower may be unable to meet interest payments as they become due. As of December 31, 2025, 2024 and 2023, we had recorded an allowance for credit losses of $0.3 million, $0.3 million and $0.2 million, respectively, on these notes and mortgages receivable. For the year ended December 31, 2025 and 2024, we recorded an allowance of $62 thousand and $72 thousand, respectively, and for the years ended December 31, 2023, we recorded a credit of $97 thousand on these notes and mortgages receivable due to changes in expected economic conditions.

The summarized changes in the carrying amount of mortgage loans and notes receivable are as follows:

	2025	2024	2023
Balance at January 1,	$29,454	$112,009	$34,313
Additions:
New mortgage loans	18,918	24,943	122,029
Deductions:
Loan repayments	(28,499)	(107,040)	(43,909)
Collection of principal	(345)	(386)	(521)
Allowance for credit losses	(62)	(72)	97
Balance as of December 31,	$19,466	$29,454	$112,009

EXHIBIT INDEX

GETTY REALTY CORP.

Annual Report on Form 10-K

for the year ended December 31, 2025

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

Filed as Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and incorporated herein by reference.

10.3*	Form of Indemnification Agreement between the Company and its directors.	Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 25, 2018 and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document

10.4*	Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 28, 2021 and incorporated herein by reference.

10.5*	Form of 2026 Restricted Stock Unit Grant Award under the 2004 Getty Realty Corp. Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.	Filed herewith

10.6	Change of Control Severance Plan	Filed herewith
10.7*	Retirement Agreement, dated as of January 20, 2026, by and between Mark Olear and the Company	Filed herewith

10.8*	Consulting Agreement, dated as of January 20, 2026, by and between Mark to Market Real Estate Services LLC and the Company	Filed herewith

10.9

Second Amended and Restated Credit Agreement, dated as of October 27, 2021, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10.10***

First Amendment to the Second Amended and Restated Credit Agreement, dated as of December 22, 2022, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed as Exhibit 10.57 to the Company’s Annual Report on Form 10-K filed February 23, 2023 and incorporated herein by reference.

10.11***

Third Amended and Restated Credit Agreement, dated as of January 23, 2025, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent,and the other agents and lenders party thereto.

Filed as Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed February 13, 2025 and incorporated herein by reference.

10.12	First Amendment to Third Amended and Restated Credit Agreement, dated as of November 19, 2025, between Getty Realty Corp. and Bank of America, N.A., as Administrative Agent.	Filed herewith.

10.13

Term Loan Agreement, dated October 17, 2023, among Getty Realty Corp. and Bank of America, N.A., as Administrative Agent and BofA Securities, Inc., J.P. Morgan Chase Bank, N.A., TD Bank, N.A., and Capital One, N.A. as joint lead arrangers

Filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on October 26, 2023 and incorporated herein by reference.

10.14***

First Amendment to the Note Purchase Agreement and Guarantee Agreement, dated as of October 27, 2021, among Getty Realty Corp., {Barings} and certain of its affiliates that are the holders of the notes signatory thereto.

Filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 1, 2021 and incorporated herein by reference.

10.15***	Seventh Amended and Restated Note Purchase and Guarantee Agreement, dated as of November 21, 2024, among Getty Realty Corp., Prudential and certain of its affiliates.	Filed as Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed February 13, 2025 and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document
10.16***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and American General Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference.

10.17***	Second Amended and Restated Note Purchase and Guarantee Agreement dated as of February 22, 2022 among Getty Realty Corp. and Massachusetts Mutual Life Insurance Company and certain of its affiliates.	Filed as Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on April 28, 2022 and incorporated herein by reference.

10.18***	Amended and Restated Note Purchase and Guarantee Agreement dated as of November 21, 2024 among Getty Realty Corp. and New York Life Insurance Company and certain of its affiliates.	Filed herewith.

10.19***	Note Purchase and Guarantee Agreement dated as of November 19, 2025 among Getty Realty Corp. and the purchasers party thereto.	Filed herewith.

10.20***	Letter Agreement dated as of November 19, 2025 among Getty Realty Corp. and the purchasers party thereto.	Filed herewith.

10.21

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

10.22

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

Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 16, 2024 and incorporated herein by reference.

10.23	Form of Master Forward Confirmation	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on February 16, 2024 and incorporated herein by reference.

10.24

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

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on July 31, 2024 and incorporated herein by reference.

Exhibit Number	Description of Document	Location of Document
10.25	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and Bank of America, N.A.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on July 31, 2024, and incorporated herein by reference.

10.26	Forward Confirmation, dated February 28, 2023, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on July 31, 2024 and incorporated herein by reference.

10.27	Forward Confirmation, dated July 29, 2024, by and among Getty Realty Corp. and KeyBanc Capital Markets Inc.	Filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on July 31, 2024 and incorporated herein by reference.

10.28	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and Bank of America, N.A.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on August 9, 2024 and incorporated herein by reference.

10.29	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on August 9, 2024 and incorporated herein by reference.

10.30	Forward Confirmation, dated August 6, 2024, by and among Getty Realty Corp. and KeyBanc Capital Markets Inc.	Filed as Exhibit 1.4 to the Company’s Current Report on Form 8-K filed on August 9, 2024 and incorporated herein by reference.

19	Insider trading policy.	Filed herewith.

21	Subsidiaries of the Company.	Filed herewith.

23	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

97	Policy Relating to Recovery of Erroneously Awarded Compensation.	Filed herewith.

101.INS	Inline XBRL Instance Document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File.	Formatted as Inline XBRL and contained in Exhibit 101.

* Management contract or compensatory plan or arrangement.

** Confidential treatment has been granted for certain portions of this Exhibit pursuant to Rule 24b-2 under the Exchange Act, which portions are excluded and filed separately with the SEC.

*** Certain portions of this exhibit (indicated by “[***]”) have been excluded in compliance with Regulation S-K Item 601(b)(10) because they are not material and are the type of information that the registrant treats as private or confidential.

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
February 12, 2026

By:	/s/ Eugene Shnayderman
Eugene Shnayderman
Chief Accounting Officer and Controller (Principal Accounting Officer)
February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

By:	/S/ Christopher J. Constant	By:	/S/ Milton Cooper
	Christopher J. Constant President, Chief Executive Officer and Director (Principal Executive Officer) February 12, 2026		Milton Cooper Director February 12, 2026

By:	/S/ Philip E. Coviello	By:	/S/ Howard Safenowitz
	Philip E. Coviello Director February 12, 2026		Howard Safenowitz Director and Chairman of the Board February 12, 2026

By:	/S/ Mary Lou Malanoski	By:	/S/ Evelyn Infurna
	Mary Lou Malanoski Director February 12, 2026		Evelyn Infurna Director February 12, 2026