Form 10-Q
period 2026-03-31
GETTY REALTY CORP /MD/
filed 2026-04-23
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

The registrant had outstanding 60,467,028 shares of common stock as of April 23, 2026.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	March 31,	December 31,
	2026	2025
ASSETS:
Real Estate:
Land	$1,057,820	$1,050,611
Buildings and improvements	1,152,392	1,141,467
Lease intangible assets	211,815	209,184
Investment in direct financing leases, net	37,557	38,853
Construction in progress	77	73
Real estate held for use	2,459,661	2,440,188
Less accumulated depreciation and amortization	(416,267)	(405,908)
Real estate held for use, net	2,043,394	2,034,280
Real estate held for sale, net	608	1,896
Real estate, net	2,044,002	2,036,176
Notes and mortgages receivable	21,164	19,466
Cash and cash equivalents	3,699	8,361
Restricted cash	4,443	4,419
Deferred rent receivable	72,091	70,325
Accounts receivable	2,177	2,366
Right-of-use assets - operating	9,252	10,190
Right-of-use assets - finance	49	60
Prepaid expenses and other assets	22,886	22,005
Total assets	$2,179,763	$2,173,368
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$—	$250,000
Senior Unsecured Notes, net	996,956	748,351
Environmental remediation obligations	8,512	15,928
Dividends payable	30,230	29,828
Lease liability - operating	10,255	11,300
Lease liability - finance	141	174
Accounts payable and accrued liabilities	44,251	45,658
Total liabilities	1,090,345	1,101,239
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 60,466,551 and 59,815,921 shares issued and outstanding, respectively	605	598
Accumulated other comprehensive income (loss)	—	—
Additional paid-in capital	1,250,223	1,229,340
Dividends paid in excess of earnings	(161,410)	(157,809)
Total stockholders’ equity	1,089,418	1,072,129
Total liabilities and stockholders’ equity	$2,179,763	$2,173,368

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended March 31,
	2026	2025
Revenues:
Revenues from rental properties	$57,390	$51,706
Interest on notes and mortgages receivable	454	624
Total revenues	57,844	52,330
Operating expenses:
Property costs	2,011	1,982
Impairments	1,516	1,169
Environmental	(7,546)	116
General and administrative	9,056	6,926
Depreciation and amortization	16,273	16,041
Total operating expenses	21,310	26,234

Gains on dispositions of real estate	1,729	328

Operating income	38,263	26,424

Other income, net	380	94
Interest expense	(12,014)	(11,732)
Net earnings	$26,629	$14,786

Basic net earnings per common share:	$0.43	$0.25

Diluted net earnings per common share:	$0.43	$0.25

Weighted average common shares outstanding:
Basic	59,867	55,062
Diluted	59,917	55,191

Comprehensive income:
Net earnings	26,629	14,786

Unrealized gain (loss) on cash flow hedges	—	(519)
Cash flow hedge (income) expense reclassified to interest expense	—	146
Total other comprehensive income (loss)	—	(373)

Comprehensive income	$26,629	$14,413

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Three Months Ended March 31,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$26,629	$14,786
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	16,273	16,041
Impairments	1,516	1,169
Gains on dispositions of real estate	(1,729)	(328)
Deferred rent receivable	(1,766)	(1,949)
Amortization of intangible market lease assets and liabilities and lease incentives	188	121
Amortization of investment in direct financing leases	1,296	1,093
Amortization of debt issuance costs	390	1,405
Accretion expense	91	97
Stock-based compensation expense	952	1,613
Changes in assets and liabilities:
Accounts receivable	189	519
Prepaid expenses and other assets	(1,713)	(1,744)
Environmental remediation obligations	(8,137)	(1,049)
Accounts payable and accrued liabilities	(1,066)	(3,097)
Net cash flow provided by operating activities	33,113	28,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(28,497)	(10,012)
Capital expenditures	(47)	(50)
Addition to construction in progress	(3)	14
Proceeds from dispositions of real estate	3,680	249
Deposits for property acquisitions	10	(150)
Issuance of notes and mortgages receivable	(3,045)	(1,078)
Collection of notes and mortgages receivable	1,511	239
Net cash flow used in investing activities	(26,391)	(10,788)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	36,000	300,000
Repayments of Credit Facility	(286,000)	(225,000)
Proceeds from Senior Unsecured Notes	250,000	125,000
Repayment of Term Loan	—	(150,000)
Repayments of Senior Unsecured Notes	—	(50,000)
Payments of finance lease liability	(33)	(62)
Payments of cash dividends	(29,812)	(26,524)
Payments of debt issuance costs	(1,498)	(4,337)
Security deposits received (refunded)	61	(41)
Payments in settlement of restricted stock units	—	(1,165)
Proceeds from issuance of common stock, net - equity offering	—	(2)
Proceeds from issuance of common stock, net - ATM Program	19,922	11,014
Net cash flow used in financing activities	(11,360)	(21,117)
Change in cash, cash equivalents and restricted cash	(4,638)	(3,228)
Cash, cash equivalents and restricted cash at beginning of period	12,780	13,617
Cash, cash equivalents and restricted cash at end of period	$8,142	$10,389

	Three months ended March 31,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$8,909	$9,887
Income taxes	426	402
Environmental remediation obligations	353	842
Non-cash transactions
Dividends declared but not yet paid	$30,230	$29,828
Issuance of notes and mortgages receivable related to property dispositions	—	225

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. Our 1,191 properties as of March 31, 2026 are located in 45 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate. Our Company is headquartered in New York, New York.

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

Unaudited, Interim Consolidated Financial Statements

The consolidated financial statements are unaudited but, in our opinion, reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the periods presented. These statements should be read in conjunction with the consolidated financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

Real Estate

Real estate assets are stated at cost less accumulated depreciation and amortization. For acquisitions of real estate, we estimate the fair value of acquired tangible assets (consisting of land, buildings and improvements) “as if vacant” and identified intangible assets and liabilities (consisting of leasehold interests, intangible market lease assets and liabilities, in-place leases and tenant relationships) and assumed debt. Based on these estimates, we allocate the estimated fair value to the applicable assets and liabilities. When we enter into sale-leaseback transactions with intangible market lease assets and liabilities, the intangibles will be accounted for as prepaid rent receivables or prepaid rent liabilities, respectively. Fair value is determined based on an exit price approach, which contemplates the price that would be received from the sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Assumptions used are property and geographic specific and may include, among other considerations, capitalization rates, market rental rates, discount rates, EBITDAR to rent coverage ratios, and land comparables.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three months ended March 31, 2026 and 2025, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. In accordance with ASU 2016-13,we estimate our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of March 31, 2026 and December 31, 2025, the allowance for credit losses on notes and mortgages receivable was $0.3 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to purchase via sale-leaseback transactions at the end of the construction period. During the three months ended March 31, 2026, we funded $3.0 million and, as of March 31, 2026, had outstanding $10.5 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, and funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire from tenants real estate assets that are under construction and commit to provide additional funding during the construction period to complete the properties. These transactions typically do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and rental payments resulting from these investments are recorded within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. During the three months ended March 31, 2026, no such investments were funded, and as of March 31, 2026, no such investments were outstanding and recorded in notes and mortgages receivable.

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

We recorded impairments aggregating $1.5 million and $1.2 million for the three months ended March 31, 2026, and 2025, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based on estimated sales prices from third-party offers, including signed contracts, letters of intent, or indicative bids (for which we do not have access to the unobservable inputs) used to determine these estimated fair values, and/or consideration of the estimated amount currently required to replace the asset, as adjusted for obsolescence, and resulted in $1.1 million and $0.7 million of impairment charges during the three months ended March 31, 2026 and March 31, 2025, respectively. During the three months ended March 31, 2026 and 2025, the remaining impairments of $0.4 million and $0.5 million, respectively, were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. Impairments relating to properties that were previously disposed of by us, included in the amounts above, were $0.1 million and $0.2 million, respectively, for the three months ended March 31, 2026 and 2025.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments–Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets ("ASU 2025-05"), effective for annual periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. The amendments in this update provide all entities with a practical expedient, which allows entities to assume current conditions as of the balance sheet date do not change for the remaining life of the asset, in developing reasonable and supportable forecasts as part of estimating expected credit losses. The adoption did not have a material impact on the Company’s consolidated financial statements and disclosures.

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

NOTE 3. — LEASES

As Lessor

As of March 31, 2026, we owned 1,165 properties and leased 26 properties from third-party landlords. These 1,191 properties are located in 45 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties for the three months ended March 31, 2026 and 2025, were $57.4 million and $51.7 million, respectively, including base rental income of $56.0 million and $49.9 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were $0.3 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.

Tenant reimbursements, which are included in revenues from rental properties and which consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $1.1 million for each of the three months ended March 31, 2026 and 2025.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of March 31, 2026 and December 31, 2025 are as follows (in thousands):

	March 31, 2026	December 31, 2025
Lease payments receivable	$41,802	$44,243
Unguaranteed residual value	7,568	7,568
Unearned Income	(11,387)	(12,532)
Allowance for credit losses	(426)	(426)
Total	$37,557	$38,853

In accordance with ASU 2016-13, as of March 31, 2026 and December 31, 2025, we had recorded an allowance for credit losses of $0.4 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of March 31, 2026 and December 31, 2025, no material balances of our investments in direct financing leases were past due.

Minimum Rents Due

As of March 31, 2026, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$161,465	$7,428
2027	214,928	10,089
2028	211,814	9,799
2029	210,056	8,425
2030	205,000	4,844
Thereafter	1,494,379	1,217
Total	$2,497,642	$41,802

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

The following presents the lease-related assets and liabilities (in thousands):

March 31, 2026
Assets
Right-of-use assets - operating	$9,252
Right-of-use assets - finance	49
Total lease assets	$9,301
Liabilities
Lease liability - operating	$10,255
Lease liability - finance	141
Total lease liabilities	$10,396

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	6.4
Finance leases	1.0
Weighted-average discount rate:
Operating leases (a)	4.60%
Finance leases	14.00%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

March 31, 2026
Operating lease cost	$562
Finance lease cost
Amortization of leased liabilities	33
Interest on lease liabilities	4
Short-term lease cost	—
Total lease cost	$599

The following presents supplemental cash flow information related to our leases (in thousands):

March 31, 2026
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$669
Operating cash flows for finance leases	4
Financing cash flows for finance leases	33

As of March 31, 2026, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$1,826	$110
2027	2,145	37
2028	2,020	-
2029	1,760	—
2030	1,522	—
Thereafter	2,796	—
Total lease payments	12,069	147
Less: amount representing interest	(1,814)	(6)
Present value of lease payments	$10,255	$141

Major Tenants

As of March 31, 2026 and 2025, we had two significant tenants by revenue:

	March 31, 2026		March 31, 2025
	Number of properties	% of Total Revenues	Number of properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	10%	148	12%
Global Partners LP (NYSE: GLP)	127	10%	128	11%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, at which time we either sold or released these properties. As of March 31, 2026, 285 of the properties we own or lease were previously leased to Marketing, of which 260 properties are subject to ten separate, long-term triple-net leases with petroleum distributors, and 22 properties are subject to single-unit triple-net leases (one property is vacant and two properties are under redevelopment). These leases generally have initial terms of 15 years with tenant options for successive renewal terms of up to 20 years and, as of March 31, 2026, the weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 9.4 years.

In connection with leases for properties previously leased to Marketing, title to the USTs and the related retirement and decommissioning obligations were transferred to the tenants. We remain contingently liable if tenants fail to perform. Through March 31, 2026, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The remaining $0.3 million (net of accumulated amortization of $2.7 million) is recorded as deferred rental revenue and is recognized on a straight-line basis as additional rental revenue over the respective lease terms.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2026 and December 31, 2025, we had $5.5 million and $5.6 million, respectively, accrued for certain of these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

On January 9, 2025, Nokia of America Corporation, an intervening party, filed a Notice of Appeal of the Order to the United States Court of Appeals for the Third Circuit. Occidental, also an intervening party, filed a separate Notice of Appeal on February 13, 2025. The timeline for resolving the appeals before the Third Circuit remains inherently uncertain. Depending on the time required for briefing and deliberation, a decision will extend into 2026 and beyond.

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

If the Modified CD remains in its currently approved form after the appeals process is exhausted, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court’s Order is overturned on appeal, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the District Court’s Order is overturned or is not ultimately approved in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and an outcome which is not yet known. We previously transferred funds to an escrow account based on our share of the settlement contemplated by the Modified CD, however it is possible that circumstances may change including but not limited to possible consequences of an adverse ruling in the above referenced declaratory judgment action, such that and losses related to the Lower Passaic River proceedings could exceed the amounts we have funded.

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

The Company and the State of Maryland have entered into a settlement agreement to resolve all claims in this matter for $0.5 million, which amount was funded by the Company on April 1, 2026. The amount of the settlement payment was previously accrued as a litigation reserve. Pursuant to the terms of the settlement agreement, the Company and the State of Maryland are seeking an order from the District Court dismissing the Company from the litigation with prejudice. A motion to dismiss has been filed; however, certain non-settling defendants have filed an opposition to the motion. The matter is currently being briefed, and a ruling is expected in due course. This matter will not be considered final until the settlement and dismissal are approved by the District Court.

NOTE 5. — DEBT

The amounts outstanding under our Credit Facility and our Senior Unsecured Notes, exclusive of extension options, are as follows ($ in thousands):

	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Credit Facility	January 2029	5.06%	$—	$250,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	175,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	175,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Series U Note	January 2036	5.76%	250,000	—
Total debt			1,000,000	1,000,000
Unamortized debt issuance costs, net (a)			(6,283)	(5,044)
Total debt, net			$993,717	$994,956

(a)
Unamortized debt issuance costs related to the Credit Facility were $3.2 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations for the period ended March 31, 2025.

Senior Unsecured Notes

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of March 31, 2026 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D

Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of March 31, 2026 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of March 31, 2026 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of March 31, 2026 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

As of March 31, 2026, we were in compliance with all of the material terms of the Third Restated Credit Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of March 31, 2026, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Credit Facility	Senior Unsecured Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	100,000	100,000
2029	—	175,000	175,000
2030 (a)	—	175,000	175,000
Thereafter	—	550,000	550,000
Total	$—	$1,000,000	$1,000,000

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

The interest rate swaps were terminated in December 2025, resulting in a cash settlement payment of $1.7 million. As of March 31, 2026, we had no outstanding derivative instruments.

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended March 31,
	2026	2025
Accumulated other comprehensive income (loss)	$—	$(373)

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which is mainly the responsibility of our tenant, but in certain cases partially paid for by us) and remediation of any environmental contamination that arises during the term of their tenancy. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves when appropriate.

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). A similar lookback period allocation also applies to certain properties previously leased to Marketing which we have sold. After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer as the case may be.

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations on the part of the Company relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us, we have concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination. Accordingly, during the three months ended March 31, 2026, we removed the remaining $7.7 million of unknown reserve liabilities and, as of March 31, 2026, we had removed $36.0 million of unknown reserve liabilities which had previously been accrued for these properties. As of March 31, 2026, no unknown environmental reserve liabilities remain on our consolidated balance sheet.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2026, we had accrued a total of $8.5 million for our prospective environmental remediation obligations, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.1 million of net accretion expense was recorded for each of the three months ended March 31, 2026 and 2025 and included in environmental expenses. In addition, during the three months ended March 31, 2026 and 2025, we recorded credits to environmental expenses aggregating $7.8 million and $0.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Changes in environmental estimates aggregating $35 thousand for each of the three months ended March 31, 2026 and 2025 were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During each of the three months ended March 31, 2026 and 2025, we increased the carrying values of certain of our properties by $0.6 million due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the three months ended March 31, 2026 and 2025, were $0.4 million and $0.5 million, respectively. Capitalized asset retirement costs were $24.1 million for known environmental liabilities as of March 31, 2026, and $29.3 million, including $23.9 million for known environmental liabilities and $5.4 million of reserves for future environmental liabilities, as of December 31, 2025. We recorded impairment charges aggregating $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, for capitalized asset retirement costs.

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

In September 2022, we purchased a 5-year pollution legal liability insurance policy to cover a subset of our properties which we believe present the greatest risk for discovery of preexisting unknown environmental liabilities and for new environmental events. The policy has a $25.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection for certain properties which we believe have the greatest risk of significant environmental events.

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three months ended March 31, 2026 and 2025 is as follows (in thousands except per share amounts):

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Income (loss)	Capital	of Earnings	Total
Balance, December 31, 2025	59,816	$598	$—	$1,229,340	$(157,809)	$1,072,129
Net earnings	—	—	—	—	26,629	26,629
Accumulated other comprehensive income	—	—	—	—	—	—
Dividends declared — $0.485 per share	—	—	—	—	(30,230)	(30,230)
Shares issued pursuant to ATM Program, net	650	7	—	19,915	—	19,922
Shares issued pursuant to dividend reinvestment	—	—	—	16	—	16
Stock-based compensation and settlements	1	—	—	952	—	952
Balance, March 31, 2026	60,467	$605	$—	$1,250,223	$(161,410)	$1,089,418

Balance, December 31, 2024	55,027	$550	$(1,864)	$1,088,390	$(124,993)	$962,083
Net earnings	—	—	—	—	14,786	14,786
Accumulated other comprehensive income	—	—	(373)	—	—	(373)
Dividends declared — $0.47 per share	—	—	—	—	(26,852)	(26,852)
Shares issued pursuant to ATM Program, net	407	4	—	11,008	—	11,012
Shares issued pursuant to dividend reinvestment	—	—	—	16	—	16
Stock-based compensation and settlements	7	—	—	448	—	448
Balance, March 31, 2025	55,441	$554	$(2,237)	$1,099,862	$(137,059)	$961,120

On March 2, 2026, our Board of Directors granted 276,225 restricted stock units (“RSU” or “RSUs”), under our Third Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2025, our Board of Directors granted 293,605 RSUs under our Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In February 2026, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements, typically within 12 months, via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $129.9 million. As of March 31, 2026, no shares were settled.

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. During the year ended December 31, 2025, we settled all 4.0 million shares and realized net proceeds of $113.6 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

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

The use of forward sales agreements allow us to establish a share price for the sale of shares of common stock at the time the forward sales agreements become effective, but defer receiving the proceeds from the sale of shares of common stock until a later date. To account for the forward sales agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sales agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

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

ATM Direct Issuances

During the three months ended March 31, 2026 and March 31, 2025, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the three months ended March 31, 2026, we settled 650,000 shares of common stock subject to outstanding forward sales agreements and realized net proceeds of $19.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the three months ended March 31, 2025, we settled 406,727 shares of common stock subject to outstanding forward sales agreements and realized net proceeds of $11.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

The following table summarizes activity under our ATM Program in connection with forwards sales agreements as of March 31, 2026 and 2025, respectively ($ in thousands):

				March 31, 2026
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended December 31, 2024	650,000	650,000	$19,922	—	$—
Three Months Ended September 30, 2025	1,018,695	—	—	1,018,695	28,950
Three Months Ended December 31, 2025	441,850			441,850	12,664
Total	2,110,545	650,000	$19,922	1,460,545	$41,614

				March 31, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$11,014	—	$—
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Total	1,399,423	406,727	$11,014	992,696	$32,277

We expect to settle outstanding forward sales agreements, typically within 12 months of the respective agreement dates, via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

Dividends

For the three months ended March 31, 2026, we paid regular quarterly dividends of $29.8 million or $0.485 per share. For the three months ended March 31, 2025, we paid regular quarterly dividends of $26.5 million or $0.47 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the three months ended March 31, 2026 and 2025, we issued 590 and 553 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $16 thousand in each period.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $1.0 million and $1.6 million for the three months ended March 31, 2026 and 2025, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended March 31,
	2026	2025
Net earnings	$26,629	$14,786
Less dividend equivalents attributable to RSUs outstanding	(904)	(795)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$25,725	$13,991
Weighted average common shares outstanding:
Basic	59,867	55,062
Incremental shares from stock-based compensation	7	38
Incremental shares from Equity Offering forward agreements	—	80
Incremental shares from ATM Program forward agreements	43	11
Diluted	59,917	55,191
Basic earnings per common share	$0.43	$0.25
Diluted earnings per common share	$0.43	$0.25

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

There were no borrowings under the Credit Facility as of March 31, 2026. As of December 31, 2025, the carrying value of the borrowings under the Credit Facility was $251.3 million. As of March 31, 2026 and December 31, 2025, the fair value of the borrowings under our Senior Unsecured Notes were $934.0 million and $708.4 million, respectively. The fair value of the borrowings outstanding as of March 31, 2026 and December 31, 2025 was determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

As of March 31, 2026, we were not party to any derivative instruments and no derivative positions were included on our consolidated balance sheets. Periodically, we use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves. As of March 31, 2025, we had assessed our derivative positions and determined that derivative valuations in their entirety are classified in Level 2 of the Fair Value Hierarchy. The fair value of these liability instruments was $2.2 million and included in accounts payable and accrued liabilities, net on our consolidated balance sheet as of March 31, 2025.

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

The following summarizes as of March 31, 2026, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,427	$—	$—	$2,427
Liabilities:
Deferred compensation	$—	$2,427	$—	$2,427

The following summarizes as of December 31, 2025, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,309	$—	$—	$2,309
Liabilities:
Deferred compensation	$—	$2,309	$—	$2,309

Real Estate Assets

We have certain real estate assets that are measured at fair value on a non-recurring basis using Level 3 inputs as of March 31, 2026 and December 31, 2025, of $4.1 million and $2.1 million, where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of March 31, 2026, three properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of March 31, 2026 and December 31, 2025 (in thousands):

	March 31,	December 31,
	2026	2025
Land	$162	$1,269
Buildings and improvements	686	1,109
	848	2,378
Accumulated depreciation and amortization	(240)	(482)
Real estate held for sale, net	$608	$1,896

During the three months ended March 31, 2026, we sold two properties and received funds for one property condemnation resulting in an aggregate gain of $1.7 million which is included in gains on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2026

During the three months ended March 31, 2026, we acquired interests in 22 properties for an aggregate purchase price of $28.5 million as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Auto service centers	16	$18,340	$5,492	$10,846	$2,002	$—	$—
Drive-thru QSRs	6	10,157	2,964	6,358	835	—	—
Total	22	$28,497	$8,456	$17,204	$2,837	$—	$—

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

NOTE 14. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after March 31, 2026, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from March 31, 2026, through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. The following discussion and analysis should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025; and “Cautionary Note Regarding Forward-Looking Statements” and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q for the period ended March 31, 2026 as such risk factors may be updated from time to time in our public filings. Such risks and uncertainties were derived based on numerous important assumptions, which may not be realized, and may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. New risk factors and uncertainties may also emerge from time to time, and there can be no assurance that we have identified all risks and uncertainties that may affect it.

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. As of March 31, 2026, our portfolio included 1,191 properties, including 1,165 properties owned by us and 26 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,191 properties are located in 45 states and Washington D.C., and our typical property is located in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, drive thru quick service restaurant, or certain other freestanding retail uses. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of March 31, 2026, we leased 1,186 of our properties to tenants under triple-net leases, including 970 properties leased under 64 separate unitary or master triple-net leases, and 216 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of March 31, 2026, our weighted average remaining lease term, excluding renewal options, was 10.1 years.

Substantially all of our properties are leased on triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the businesses. For additional information regarding risks related to our tenants’ dependence on the performance of the industry, see “Item 1A. Risk Factors—Risks Related to Our Business and Operations—Significant number of our tenants depend on the same industry for their revenues” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of March 31, 2026, we also had three properties vacant and two properties under redevelopment.

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

During the three months ended March 31, 2026, we invested $31.5 million across 29 properties, including the acquisition of 16 auto service centers and six drive-thru quick service restaurants.

During the three months ended March 31, 2025, we invested $11.1 million across six properties, including the acquisition of three drive-thru quick service restaurants, one express tunnel car wash, and one auto service center.

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

As of March 31, 2026, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2026	2025
Net earnings	$26,629	$14,786
Depreciation and amortization of real estate assets	16,273	16,041
Gains on dispositions of real estate	(1,729)	(328)
Impairments	1,516	1,169
Funds from operations (FFO)	42,689	31,668
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(1,766)	(1,949)
Amortization of intangible market lease assets and liabilities, net	(59)	(81)
Amortization of investment in direct financing leases	1,296	1,093
Amortization of lease incentives	247	202
Total revenue recognition adjustments	(282)	(735)
Environmental Adjustments
Accretion expense	91	97
Changes in environmental estimates	(7,784)	(208)
Insurance reimbursements	(6)	(43)
Total environmental adjustments	(7,699)	(154)
Other Adjustments
Stock-based compensation expense	952	1,613
Amortization of debt issuance costs	390	1,405
Retirement and severance costs	2,931	—
Total other adjustments	4,273	3,018
Adjusted funds from operations (AFFO)	$38,981	$33,797

Basic per share amounts:
Net earnings	$0.43	$0.25
FFO (a)	0.69	0.56
AFFO (a)	0.63	0.60
Diluted per share amounts:
Net earnings	$0.43	$0.25
FFO (a)	0.69	0.56
AFFO (a)	0.63	0.59
Weighted average common shares outstanding:
Basic	59,867	55,062
Diluted	59,917	55,191

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	Three Months Ended March 31,
	2026	2025
FFO	$1,289	$944
AFFO	1,177	1,008

Results of Operations

Three months ended March 31, 2026, compared to the three months ended March 31, 2025

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Revenues:
Revenues from rental properties	$57,390	$51,706	$5,684
Interest on notes and mortgages receivable	454	624	(170)

Operating expenses:
Property costs	2,011	1,982	29
Impairments	1,516	1,169	347
Environmental	(7,546)	116	(7,662)
General and administrative	9,056	6,926	2,130
Depreciation and amortization	16,273	16,041	232

Other items:
Gains on dispositions of real estate	1,729	328	1,401
Interest expense	12,014	11,732	282

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Rental income	$56,004	$49,863	$6,141
Revenue recognition adjustments	282	735	(453)
Tenant reimbursement income	1,104	1,108	(4)
Total revenues from rental properties	57,390	51,706	5,684

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

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was due primarily to a decrease in the average notes and mortgages receivables outstanding during the three months ended March 31, 2026 as compared to the prior year period.

Property Costs

The following table presents the results for property costs for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025 (in thousands):

	For the Three Months Ended March 31,
	2026	2025	$ Change
Property operating expenses	$1,770	$1,824	$(54)
Leasing and redevelopment expenses	241	158	83
Total property costs	2,011	1,982	29

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to lower rent expense. The increase in leasing and redevelopment expenses was primarily due to an increase in professional fees related to leasing activities.

Impairments

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the three months ended March 31, 2026 and 2025 were attributable to the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values. Impairment charges for the three months ended March 31, 2026 also included reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The change in environmental expenses was primarily due to the removal of the remaining $7.7 million of unknown reserve liabilities which had previously been accrued for certain properties. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to net non-recurring costs of $2.1 million related to the retirement of our former Chief Operating Officer, partially offset by decreases in professional fees and certain transaction related costs.

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

Gains on Dispositions of Real Estate

The gains on dispositions of real estate were primarily due to the disposition of two properties during each of the three months ended March 31, 2026 and 2025.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended March 31, 2026, as compared to the three months ended March 31, 2025.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt, environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions.

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Credit Facility, proceeds from the settlement of shares of common stock subject to forward sales agreements under our Equity Offering and ATM Program, and available cash and cash equivalents.

As of March 31, 2026, we had $450.0 million of availability under our Credit Facility, 5.5 million shares of common stock subject to forward sales agreements which are anticipated to generate approximately $171.5 million of gross proceeds upon settlement, and available cash and cash equivalents of $3.7 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the three months ended March 31, 2026 and 2025, are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025	$ Change
Net cash flow provided by operating activities	$33,113	$28,677	$4,436
Net cash flow used in investing activities	(26,391)	(10,788)	(15,603)
Net cash flow used in financing activities	(11,360)	(21,117)	9,757

Operating Activities

The change in net cash flow provided by operating activities for the three months ended March 31, 2026 and 2025 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The increase in net cash flow used in investing activities was primarily due to an $18.5 million increase in property acquisitions and a $2.0 million increase in issuance of notes and mortgages receivable, partially offset by a $3.4 million increase in proceeds from dispositions of real estate and a $1.3 million increase in collections of notes and mortgages receivable.

Financing Activities

The decrease in net cash flow used in financing activities was primarily due to an $8.9 million increase in net proceeds from the issuance of common stock under the ATM Program and a $2.8 million decrease in payment of debt issuance costs, partially offset by an increase of $3.3 million in payments of cash dividends.

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

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of March 31, 2026 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.765% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of March 31, 2026 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of March 31, 2026 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of March 31, 2026 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

Debt Maturities

The amounts outstanding under our Credit Facility and Senior Unsecured Notes, exclusive of extension options, are as follows ($ in thousands):

	Maturity Date	Interest Rate	March 31, 2026	December 31, 2025
Credit Facility	January 2029	5.06%	$—	$250,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	175,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	175,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Series U Note	January 2036	5.76%	250,000	—
Total debt			1,000,000	1,000,000
Unamortized debt issuance costs, net (a)			(6,283)	(5,044)
Total debt, net			$993,717	$994,956

(a)
Unamortized debt issuance costs related to the Credit Facility were $3.2 million and $3.5 million as of March 31, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

Equity Offering

In February 2026, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements, typically within 12 months, via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $129.9 million. As of March 31, 2026, no shares were settled.

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. During the year ended December 31, 2025, we settled all 4.0 million shares and realized net proceeds of $113.6 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

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

The use of forward sales agreements allow us to establish a share price for the sale of shares of common stock at the time the forward sales agreements become effective, but defer receiving the proceeds from the sale of shares of common stock until a later date. To account for the forward sales agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sales agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

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

ATM Direct Issuances

During the three months ended March 31, 2026 and March 31, 2025, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the three months ended March 31, 2026, we settled 650,000 shares of common stock subject to outstanding forward sales agreements and realized net proceeds of $19.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the three months ended March 31, 2025, we settled 406,727 shares of common stock subject to outstanding forward sales agreements and realized net proceeds of $11.0 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

The following table summarizes activity under our ATM Program in connection with forwards sales agreements as of March 31, 2026 and 2025, respectively ($ in thousands):

				March 31, 2026
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended December 31, 2024	650,000	650,000	$19,922	—	$—
Three Months Ended September 30, 2025	1,018,695	—	—	1,018,695	28,950
Three Months Ended December 31, 2025	441,850			441,850	12,664
Total	2,110,545	650,000	$19,922	1,460,545	$41,614

				March 31, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$11,014	—	$—
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Total	1,399,423	406,727	$11,014	992,696	$32,277

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

Regular quarterly dividends paid to our stockholders for the three months ended March 31, 2026 were $29.8 million, or $0.485 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Our accounting policies are described in Note 1 in “Item 8. Financial Statements and Supplementary Data” in our Annual Report on Form 10-K for the year ended December 31, 2025. The SEC’s Financial Reporting Release (“FRR”) No. 60, Cautionary Advice Regarding Disclosure About Critical Accounting Policies (“FRR 60”), suggests that companies provide additional disclosure on those accounting policies considered most critical. FRR 60 considers an accounting policy to be critical if it is important to our financial condition and results of operations and requires significant judgment and estimates on the part of management in its application. We believe that our most critical accounting policies relate to revenue recognition and deferred rent receivable, direct financing leases, impairment of long-lived assets, environmental remediation obligations, litigation, income taxes, and the allocation of the purchase price of properties acquired to the assets acquired and liabilities assumed (collectively, our “Critical Accounting Policies”), each of which is discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.

Environmental Matters

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

For substantially all of our triple-net leases, our tenants are contractually responsible for compliance with environmental laws and regulations, removal of USTs at the end of their lease term (the cost of which is mainly the responsibility of our tenant, but in certain cases partially paid for by us) and remediation of any environmental contamination that arises during the term of their tenancy. Substantially all of our tenants are also responsible for pre-existing environmental contamination that is discovered during their lease term, except contamination that was known at lease commencement, as to which we have established reserves when appropriate.

For the subset of our triple-net leases which cover properties previously leased to Marketing (substantially all of which commenced in 2012), the allocation of responsibility differs from our other triple-net leases as it relates to preexisting known and unknown contamination. Under the terms of our leases covering properties previously leased to Marketing, we agreed to be responsible for environmental contamination that was known at the time the lease commenced, and for unknown environmental contamination which existed prior to commencement of the lease and which is discovered (other than as a result of a voluntary site investigation) during the first 10 years of the lease term (or a shorter period for a minority of such leases) (a “Lookback Period”). A similar lookback period allocation also applies to certain properties previously leased to Marketing which we have sold. After expiration of the applicable Lookback Period, responsibility for all newly discovered contamination at these properties, even if it relates to periods prior to commencement of the lease or sale, is the contractual responsibility of our tenant or buyer as the case may be.

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations on the part of the Company relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us, we have concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the three months ended March 31, 2026, we removed the remaining $7.7 million of unknown reserve liabilities and, as of March 31, 2026, we had removed $36.0 million of unknown reserve liabilities which had previously been accrued for these properties. As of March 31, 2026, no unknown environmental reserve liabilities remain on our consolidated balance sheet.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of March 31, 2026, we had accrued a total of $8.5 million for our prospective environmental remediation obligations, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.1 million of net accretion expense was recorded for each of the three months ended March 31, 2026 and 2025 and included in environmental expenses. In addition, during the three months ended March 31, 2026 and 2025, we recorded credits to environmental expenses aggregating $7.8 million and $0.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Changes in environmental estimates aggregating $35 thousand for each of the three months ended March 31, 2026 and 2025, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During each of the three months ended March 31, 2026 and 2025, we increased the carrying values of certain of our properties by $0.6 million due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the three months ended March 31, 2026 and 2025, were $0.4 million and $0.5 million, respectively. Capitalized asset retirement costs were $24.1 million for known environmental liabilities as of March 31, 2026, and $29.3 million, including $23.9 million of known environmental liabilities and $5.4 million of reserves for future environmental liabilities) as of December 31, 2025. We recorded impairment charges aggregating $0.4 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively, for capitalized asset retirement costs.

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

In September 2022, we purchased a 5-year pollution legal liability insurance policy to cover a subset of our properties which we believe present the greatest risk for discovery of preexisting unknown environmental liabilities and for new environmental events. The policy has a $25.0 million aggregate limit and is subject to various self-insured retentions and other conditions and limitations. Our intention in purchasing this policy was to obtain protection for certain properties which we believe have the greatest risk of significant environmental events.

Environmental Litigation

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of March 31, 2026 and December 31, 2025, we had $5.5 million and $5.6 million, respectively, accrued for certain of these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025, and “Part II, Item 1. Legal Proceedings” and Note 4 in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q.

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

Based on our outstanding borrowings under the Credit Facility of $0.0 million as of March 31, 2026, an increase in market interest rates of 1.0% for 2026 would have no effect on our 2026 net income and cash flows. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2026, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the first three months of 2026, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025, and to “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q, for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2025.

MTBE Litigation – State of Maryland

As more fully described in our Annual Report on Form 10-K for the year ended December 31, 2025, the State of Maryland, by and through the Attorney General on behalf of the Maryland Department of Environment and the Maryland Department of Health, filed a complaint on December 17, 2017 naming the Company and more than 60 other defendants in connection with alleged statewide MTBE contamination. The case was filed in the Circuit Court for Baltimore City and removed to the United States District Court for the District of Maryland (the “District Court”), where it remains pending.

The Company and the State of Maryland have entered into a settlement agreement to resolve all claims in this matter for $0.5 million, which amount was funded by the Company on April 1, 2026. The amount of the settlement payment was previously accrued as a litigation reserve. Pursuant to the terms of the settlement agreement, the Company and the State of Maryland are seeking an order from the District Court dismissing the Company from the litigation with prejudice. A motion to dismiss has been filed; however, certain non-settling defendants have filed an opposition to the motion. The matter is currently being briefed, and a ruling is expected in due course. This matter will not be considered final until the settlement and dismissal are approved by the District Court.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1

Underwriting Agreement, dated February 17, 2026, by and among Getty Realty Corp., J.P. Morgan Securities LLC and Wells Fargo Securities,LLC, as underwriters, the forward purchasers named therein and the forward sellers named therein.

Filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on February 19, 2026 and incorporated by reference herein.

10.2	Forward Confirmation, dated February 17, 2026, by and among Getty Realty Corp. and JPMorgan Chase Bank, National Association.	Filed as Exhibit 1.2 to the Company’s Current Report on Form 8-K filed on February 19, 2026 and incorporated by reference herein.

10.3	Forward Confirmation, dated February 17, 2026, by and among Getty Realty Corp. and Wells Fargo Bank, National Association.	Filed as Exhibit 1.3 to the Company’s Current Report on Form 8-K filed on February 19, 2026 and incorporated by reference herein.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema.	Filed herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase.	Filed herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase.	Filed herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase.	Filed herewith.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 23, 2026

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