Form 10-Q
period 2026-06-30
GETTY REALTY CORP /MD/
filed 2026-07-23
CIK 1052752

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

The registrant had outstanding 61,932,699 shares of common stock as of July 23, 2026.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	June 30,	December 31,
	2026	2025
ASSETS:
Real Estate:
Land	$1,084,683	$1,050,611
Buildings and improvements	1,220,035	1,141,467
Lease intangible assets	228,269	209,184
Investment in direct financing leases, net	36,195	38,853
Construction in progress	108	73
Real estate held for use	2,569,290	2,440,188
Less accumulated depreciation and amortization	(428,593)	(405,908)
Real estate held for use, net	2,140,697	2,034,280
Real estate held for sale, net	2,517	1,896
Real estate, net	2,143,214	2,036,176
Notes and mortgages receivable	29,361	19,466
Cash and cash equivalents	4,848	8,361
Restricted cash	4,423	4,419
Deferred rent receivable	74,670	70,325
Accounts receivable	3,110	2,366
Right-of-use assets - operating	8,761	10,190
Right-of-use assets - finance	37	60
Prepaid expenses and other assets	22,799	22,005
Total assets	$2,291,223	$2,173,368
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$73,000	$250,000
Senior Unsecured Notes, net	996,926	748,351
Environmental remediation obligations	8,399	15,928
Dividends payable	30,934	29,828
Lease liability - operating	9,734	11,300
Lease liability - finance	107	174
Accounts payable and accrued liabilities	49,619	45,658
Total liabilities	1,168,719	1,101,239
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 61,932,369 and 59,815,921 shares issued and outstanding, respectively	619	598
Accumulated other comprehensive income (loss)	—	—
Additional paid-in capital	1,291,644	1,229,340
Dividends paid in excess of earnings	(169,759)	(157,809)
Total stockholders’ equity	1,122,504	1,072,129
Total liabilities and stockholders’ equity	$2,291,223	$2,173,368

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
Revenues from rental properties	$58,554	$52,724	$115,944	$104,430
Interest on notes and mortgages receivable	497	533	951	1,157
Total revenues	59,051	53,257	116,895	105,587
Operating expenses:
Property costs	2,020	2,443	4,031	4,425
Impairments	2,461	455	3,977	1,624
Environmental	337	5,341	(7,209)	5,457
General and administrative	7,297	6,794	16,353	13,720
Depreciation and amortization	16,760	14,917	33,033	30,958
Total operating expenses	28,875	29,950	50,185	56,184

Gains on dispositions of real estate	4,721	1,558	6,450	1,886

Operating income	34,897	24,865	73,160	51,289

Other income, net	(45)	53	335	147
Interest expense	(12,267)	(10,904)	(24,281)	(22,636)
Net earnings	$22,585	$14,014	$49,214	$28,800

Basic net earnings per common share:	$0.36	$0.24	$0.79	$0.49

Diluted net earnings per common share:	$0.36	$0.24	$0.79	$0.49

Weighted average common shares outstanding:
Basic	60,580	55,530	60,225	55,297
Diluted	60,739	55,606	60,353	55,443

Comprehensive income:
Net earnings	22,585	14,014	49,214	28,800

Unrealized gain (loss) on cash flow hedges	—	29	—	(490)
Cash flow hedge expense reclassified to interest expense	—	154	—	300
Total other comprehensive income (loss)	—	183	—	(190)

Comprehensive income	$22,585	$14,197	$49,214	$28,610

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Six Months Ended June 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$49,214	$28,800
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	33,033	30,958
Impairments	3,977	1,624
Gains on dispositions of real estate	(6,450)	(1,886)
Deferred rent receivable	(4,345)	(4,350)
Amortization of intangible market lease assets and liabilities and lease incentives	673	240
Amortization of investment in direct financing leases	2,659	2,246
Amortization of debt issuance costs	799	1,768
Accretion expense	156	164
Stock-based compensation expense	2,727	3,403
Changes in assets and liabilities:
Accounts receivable	(744)	(46)
Prepaid expenses and other assets	(2,677)	(1,477)
Environmental remediation obligations	(8,906)	(1,764)
Accounts payable and accrued liabilities	4,674	3,732
Net cash flow provided by operating activities	74,790	63,412
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(150,794)	(87,228)
Capital expenditures	(93)	(228)
Addition to construction in progress	(52)	(2)
Proceeds from dispositions of real estate	11,044	3,373
Deposits for property acquisitions	20	6,878
Issuance of notes and mortgages receivable	(13,879)	(6,437)
Collection of notes and mortgages receivable	4,577	15,700
Net cash flow used in investing activities	(149,177)	(67,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	180,000	375,000
Repayments of Credit Facility	(357,000)	(282,500)
Proceeds from Senior Unsecured Notes	250,000	125,000
Repayment of Term Loan	—	(150,000)
Repayments of Senior Unsecured Notes	—	(50,000)
Payments of finance lease liability	(67)	(93)
Payments of cash dividends	(60,025)	(53,361)
Payments of debt issuance costs	(1,653)	(4,379)
Security deposits received (refunded)	57	294
Payments in settlement of restricted stock units	(146)	(1,165)
Proceeds from issuance of common stock, net - equity offering	—	32,763
Proceeds from issuance of common stock, net - ATM Program	59,712	10,942
Net cash flow provided by financing activities	70,878	2,501
Change in cash, cash equivalents and restricted cash	(3,509)	(2,031)
Cash, cash equivalents and restricted cash at beginning of period	12,780	13,617
Cash, cash equivalents and restricted cash at end of period	$9,271	$11,586

	For the Six Months Ended June 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$17,149	$20,437
Income taxes	581	529
Environmental remediation obligations	1,209	1,537
Non-cash transactions
Dividends declared but not yet paid	$30,934	$27,393
Issuance of notes and mortgages receivable related to property dispositions	448	225

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. Our 1,224 properties as of June 30, 2026 are located in 46 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate. Our Company is headquartered in New York, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three and six months ended June 30, 2026 and 2025, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of June 30, 2026 and December 31, 2025, the allowance for credit losses on notes and mortgages receivable was $0.3 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period. During the six months ended June 30, 2026, we funded $10.2 million and, as of June 30, 2026, had outstanding $14.9 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, and funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire from tenants real estate assets that are under construction and commit to provide additional funding during the construction period to complete the properties. These transactions typically do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and income earned on these investments are recognized within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. As of June 30, 2026, we funded $3.6 million of such investments and, as of June 30, 2026, had a total of $3.6 million of such investments recorded in notes and mortgages receivable.

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

We recorded impairments aggregating $2.5 million and $4.0 million for the three and six months ended June 30, 2026, respectively, and $0.5 million and $1.6 million for the three and six months ended June 30, 2025, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based on estimated sales prices from third-party offers, including signed contracts, letters of intent, or indicative bids (for which we do not have access to the unobservable inputs) used to determine these estimated fair values, and/or consideration of the estimated amount currently required to replace the asset, as adjusted for obsolescence, and resulted in $3.1 million and $0.6 million of impairment charges during the six months ended June 30, 2026 and 2025, respectively. During the six months ended June 30, 2026 and 2025, the remaining impairments of $0.9 million and $1.0 million, respectively, were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. Impairments relating to properties that were previously disposed of by us, included in the amounts above, were $0.3 million and $0.5 million for the six months ended June 30, 2026 and 2025, respectively.

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

NOTE 3. — LEASES

As Lessor

As of June 30, 2026, we owned 1,198 properties and leased 26 properties from third-party landlords. These 1,224 properties are located in 46 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties for the three and six months ended June 30, 2026, were $58.6 million and $115.9 million, respectively, including base rental income of $56.7 million and $112.7 million, respectively. Revenues from rental properties for the three and six months ended June 30, 2025, were $52.7 million and $104.4 million, respectively, including base rental income of $50.2 million and $100.0 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were $0.7 million and $1.0 million for the three and six months ended June 30, 2026, respectively, and $1.1 million and $1.9 million for the three and six months ended June 30, 2025, respectively.

Tenant reimbursements, which are included in revenues from rental properties and consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $1.1 million and $2.2 million for the three and six months ended June 30, 2026, respectively, and $1.4 million and $2.5 million for the three and six months ended June 30, 2025, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of June 30, 2026 and December 31, 2025 are as follows (in thousands):

	June 30, 2026	December 31, 2025
Lease payments receivable	$39,337	$44,243
Unguaranteed residual value	7,568	7,568
Unearned Income	(10,284)	(12,532)
Allowance for credit losses	(426)	(426)
Total	$36,195	$38,853

In accordance with ASU 2016-13, as of June 30, 2026 and December 31, 2025, we had recorded an allowance for credit losses of $0.4 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of June 30, 2026 and December 31, 2025, no material balances of our investments in direct financing leases were past due.

Minimum Rents Due

As of June 30, 2026, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$112,105	$4,962
2027	224,521	10,089
2028	221,606	9,799
2029	220,008	8,425
2030	217,932	4,844
Thereafter	1,672,191	1,218
Total	$2,668,363	$39,337

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

The following presents the lease-related assets and liabilities (in thousands):

June 30, 2026
Assets
Right-of-use assets - operating	$8,761
Right-of-use assets - finance	37
Total lease assets	$8,798
Liabilities
Lease liability - operating	9,734
Lease liability - finance	107
Total lease liabilities	$9,841

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	6.30
Finance leases	0.75
Weighted-average discount rate:
Operating leases (a)	4.60%
Finance leases	13.50%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Operating lease cost	633	$673	$1,195	$1,363
Finance lease cost
Amortization of leased assets	34	31	67	93
Interest on lease liabilities	3	6	7	13
Short-term lease cost	—	—	—	—
Total lease cost	$670	$710	$1,269	$1,469

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$663	$701	$1,332	$1,419
Operating cash flows for finance leases	3	6	7	13
Financing cash flows for finance leases	34	31	67	93

As of June 30, 2026, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$1,189	$74
2027	2,145	37
2028	2,020	—
2029	1,760	—
2030	1,522	—
Thereafter	2,797	—
Total lease payments	11,433	111
Less: amount representing interest	(1,699)	(4)
Present value of lease payments	$9,734	$107

Major Tenants

As of June 30, 2026 and 2025, we had two significant tenants by revenue:

	June 30, 2026		June 30, 2025
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	11%	148	12%
Global Partners LP (NYSE: GLP)	127	10%	127	10%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, at which time we either sold or released these properties. As of June 30, 2026, 283 of the properties we own or lease were previously leased to Marketing, of which 260 properties are subject to ten separate, long-term triple-net leases with petroleum distributors, and 21 properties are subject to single-unit triple-net leases (one property is vacant and one property is under redevelopment). These leases generally have initial terms of 15 years with tenant options for successive renewal terms of up to 20 years and, as of June 30, 2026, the weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 9.1 years.

In connection with leases for properties previously leased to Marketing, title to the USTs and the related retirement and decommissioning obligations were transferred to the tenants. We remain contingently liable if tenants fail to perform. Through June 30, 2026, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The remaining $0.2 million (net of accumulated amortization of $2.8 million) is recorded as deferred rental revenue and is recognized on a straight-line basis as additional rental revenue over the respective lease terms.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2026 and December 31, 2025, we had $5.0 million and $5.6 million, respectively, accrued for certain of these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Facility and our Senior Unsecured Notes are as follows ($ in thousands):

	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
Credit Facility (a)	January 2029	5.01%	$73,000	$250,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	175,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	175,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Series U	January 2036	5.76%	250,000	—
Total debt			1,073,000	1,000,000
Unamortized debt issuance costs, net (b)			(6,028)	(5,044)
Total debt, net			$1,066,972	$994,956
(a)
The Credit Facility matures in January 2029. Subject to the terms of the Third Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six-month periods (for a total of 12 months).
(b)
Unamortized debt issuance costs related to the Credit Facility were $3.0 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations for the six months ended June 30, 2025.

Senior Unsecured Notes

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of June 30, 2026 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of June 30, 2026 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of June 30, 2026 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of June 30, 2026 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

As of June 30, 2026, we were in compliance with all of the material terms of the Third Restated Credit Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of June 30, 2026, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Credit Facility	Senior Unsecured Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	100,000	100,000
2029 (a)	73,000	175,000	248,000
2030	—	175,000	175,000
Thereafter	—	550,000	550,000
Total	$73,000	$1,000,000	$1,073,000

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

The interest rate swaps were terminated in December 2025, resulting in a cash settlement payment of $1.7 million. As of June 30, 2026, we had no outstanding derivative instruments.

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Accumulated other comprehensive income (loss)	$—	$183	$—	$(190)

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations on the part of the Company relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us, we have concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination. During the six months ended June 30, 2026, we removed the remaining $7.7 million of unknown reserve liabilities and, as of June 30, 2026, we had removed $36.0 million of unknown reserve liabilities which had previously been accrued for these properties. As of June 30, 2026, no unknown environmental reserve liabilities remain on our consolidated balance sheet.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2026, we had accrued a total of $8.4 million for our prospective environmental remediation obligations, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of net accretion expense was recorded for each of the six months ended June 30, 2026 and 2025 and included in environmental expenses. In addition, during the six months ended June 30, 2026 and 2025, we recorded credits to environmental expenses aggregating $7.8 million and $0.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Changes in environmental estimates aggregating $41 thousand for each of the six months ended June 30, 2026 and 2025 were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the six months ended June 30, 2026 and 2025, we increased the carrying values of certain of our properties by $1.2 million and $1.3 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the six months ended June 30, 2026 and 2025, were $0.7 million and $0.9 million, respectively. Capitalized asset retirement costs were $23.9 million for known environmental liabilities as of June 30, 2026, and $29.3 million, including $23.9 million for known environmental liabilities and $5.4 million of reserves for future environmental liabilities, as of December 31, 2025. We recorded impairment charges aggregating $0.9 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, for capitalized asset retirement costs.

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

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and six months ended June 30, 2026 and 2025 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
Balance, March 31, 2026	60,467	$605	$1,250,223	$(161,410)	$1,089,418
Net earnings	—	—	—	22,585	22,585
Accumulated other comprehensive income	—	—	—	—	—
Dividends declared — $0.485 per share	—	—	—	(30,934)	(30,934)
Shares issued pursuant to ATM Program, net	1,461	14	39,776	—	39,790
Shares issued pursuant to dividend reinvestment	—	—	17	—	17
Stock-based compensation and settlements	4	—	1,628	—	1,628
Balance, June 30, 2026	61,932	$619	$1,291,644	$(169,759)	$1,122,504

Balance, December 31, 2025	59,816	$598	$1,229,340	$(157,809)	$1,072,129
Net earnings				49,214	49,214
Accumulated other comprehensive income	—	—	—	—	—
Dividends declared — $0.97 per share	—	—	—	(61,164)	(61,164)
Shares issued pursuant to ATM Program, net	2,111	21	59,691	—	59,712
Shares issued pursuant to dividend reinvestment	—	—	33	—	33
Stock-based compensation and settlements	5	—	2,580	—	2,580
Balance, June 30, 2026	61,932	$619	$1,291,644	$(169,759)	$1,122,504

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Income	Capital	Of Earnings	Total
Balance, March 31, 2025	55,441	$554	$(2,237)	$1,099,862	$(137,059)	$961,120
Net earnings	—	—	—	—	14,014	14,014
Accumulated other comprehensive income	—	—	183	—	—	183
Dividends declared — $0.47 per share	—	—	—	—	(27,394)	(27,394)
Shares issued pursuant to equity offering, net	1,150	12	—	32,751	—	32,763
Shares issued pursuant to ATM Program, net	—	—	—	(70)	—	(70)
Shares issued pursuant to dividend reinvestment	1	—	—	16	—	16
Stock-based compensation/settlements	—	—	—	1,790	—	1,790
Balance, June 30, 2025	56,592	$566	$(2,054)	$1,134,349	$(150,439)	$982,422

Balance, December 31, 2024	55,027	$550	$(1,864)	$1,088,390	$(124,993)	$962,083
Net earnings	—	—	—	—	28,800	28,800
Accumulated other comprehensive loss	—	—	(190)	—	—	(190)
Dividends declared — $0.94 per share	—	—	—	—	(54,246)	(54,246)
Shares issued pursuant to equity offering, net	1,150	12	—	32,751	—	32,763
Shares issued pursuant to ATM Program, net	407	4	—	10,938	—	10,942
Shares issued pursuant to dividend reinvestment	1	—	—	32	—	32
Stock-based compensation/settlements	7	—	—	2,238	—	2,238
Balance, June 30, 2025	56,592	$566	$(2,054)	$1,134,349	$(150,439)	$982,422

On March 2, 2026, our Board of Directors granted 276,225 restricted stock units (“RSU” or “RSUs”), under our Third Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2025, our Board of Directors granted 293,605 RSUs under our Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In February 2026, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements, typically within 12 months, via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $129.9 million. As of June 30, 2026, no shares were settled.

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

ATM Direct Issuances

During the six months ended June 30, 2026 and June 30, 2025, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the three and six months ended June 30, 2026, we settled 1,460,545 and 2,110,545 shares of common stock, respectively subject to outstanding forward sales agreements and realized net proceeds of $39.8 million and $59.7 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the three and six months ended June 30, 2025, we settled 406,727 shares of common stock subject to outstanding forward sales agreements and realized net proceeds of $10.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the six months ended June 30, 2026 and 2025 ($ in thousands):

		For the Six Months Ended June 30, 2026		As of June 30, 2026
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended December 31, 2024	650,000	650,000	$19,922	—	$—
Three Months Ended September 30, 2025	1,018,695	1,018,695	27,548	—	—
Three Months Ended December 31, 2025	441,850	441,850	12,242	—	—
Three Months Ended June 30, 2026	1,812,000	—	—	1,812,000	60,614
Total	3,922,545	2,110,545	$59,712	1,812,000	$60,614

		For the Six Months Ended June 30, 2025		As of June 30, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$10,942	—	$—
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Total	1,399,423	406,727	$10,942	992,696	$32,277

We expect to settle outstanding forward sales agreements, typically within 12 months of the respective agreement dates, via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sales agreements, subject to certain conditions.

Dividends

For the six months ended June 30, 2026, we paid regular quarterly dividends of $60.1 million or $0.97 per share. For the six months ended June 30, 2025, we paid regular quarterly dividends of $53.4 million or $0.94 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the six months ended June 30, 2026 and 2025, we issued 1,067 and 1,123 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $33 thousand and $32 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $2.7 million and $3.4 million for the six months ended June 30, 2026 and 2025, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$22,585	$14,014	$49,214	$28,800
Less dividend equivalents attributable to RSUs outstanding	(897)	(795)	(1,794)	(1,590)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$21,688	$13,219	$47,420	$27,210
Weighted average common shares outstanding:
Basic	60,580	55,530	60,225	55,297
Incremental shares from stock-based compensation	77	54	29	33
Incremental shares from Equity Offering forward agreements	27	22	—	102
Incremental shares from ATM Program forward agreements	55	—	99	11
Diluted	60,739	55,606	60,353	55,443
Basic earnings per common share	$0.36	$0.24	$0.79	$0.49
Diluted earnings per common share	$0.36	$0.24	$0.79	$0.49

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of June 30, 2026 and December 31, 2025, the fair value of borrowings under the Credit Facility was $73.1 million and $251.3 million, respectively. As of June 30, 2026 and December 31, 2025, the fair values of borrowings under our Senior Unsecured Notes were $953.6 million and $708.4 million, respectively. The fair values of borrowings outstanding as of June 30, 2026 and December 31, 2025 were determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

As of June 30, 2026 and December 31, 2025, we were not party to any derivative instruments and no derivative positions were included on our consolidated balance sheets. Periodically, we use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

The following summarizes as of June 30, 2026, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,633	$—	$—	$2,633
Liabilities:
Deferred compensation	$—	$2,633	$—	$2,633

The following summarizes as of December 31, 2025, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,309	$—	$—	$2,309
Liabilities:
Deferred compensation	$—	$2,309	$—	$2,309

Real Estate Assets

As of June 30, 2026 and December 31, 2025, we had real estate assets of $4.8 million and $2.1 million, respectively, that were measured at fair value on a non-recurring basis using Level 3 inputs where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of June 30, 2026, ten properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of June 30, 2026, and December 31, 2025 (in thousands):

	June 30,	December 31,
	2026	2025
Land	$2,022	$1,269
Buildings and improvements	4,242	1,109
	6,264	2,378
Accumulated depreciation and amortization	(3,747)	(482)
Real estate held for sale, net	$2,517	$1,896

During the six months ended June 30, 2026, we sold six properties and received funds for one property condemnation resulting in an aggregate net gain of $6.5 million which is included in gains on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2026

During the six months ended June 30, 2026, we acquired interests in 57 properties for an aggregate purchase price of $150.8 million as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Convenience stores	1	$2,681	$2,681	$—	$—
Express tunnel car washes	6	49,719	6,549	35,859	7,311	—	—
Drive-thru QSRs	20	37,062	10,139	22,010	4,913	—	—
Auto service centers	30	61,332	20,178	33,729	7,536	—	(111)
Total	57	$150,794	$39,547	$91,598	$19,760	$—	$(111)

2025

During the six months ended June 30, 2025, we acquired interests in 29 properties for an aggregate purchase price of $87.2 million (including amounts funded in prior periods) as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Convenience stores	5	$33,692	$18,365	$11,514	$3,813
Express tunnel car washes	5	24,248	6,527	14,861	2,860	—	—
Drive-thru QSRs	12	19,733	4,772	12,754	2,401	—	(194)
Auto service centers	7	9,555	6,058	2,623	874	—	—
Total	29	$87,228	$35,722	$41,752	$9,948	$—	$(194)

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

NOTE 14. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after June 30, 2026, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from June 30, 2026, through the date the financial statements were issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. The following discussion and analysis should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended June 30, 2026.

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

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, and this Quarterly Report on Form 10-Q for the period ended June 30, 2026 as such risk factors may be updated from time to time in our public filings. Such risks and uncertainties were derived based on numerous important assumptions, which may not be realized, and may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. New risk factors and uncertainties may also emerge from time to time, and there can be no assurance that we have identified all risks and uncertainties that may affect it.

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. As of June 30, 2026, our portfolio included 1,224 properties, including 1,198 properties owned by us and 26 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,224 properties are located in 46 states and Washington D.C. and our typical property is located in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, drive thru quick service restaurant, or certain other freestanding retail uses. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of June 30, 2026, we leased 1,220 of our properties to tenants under triple-net leases, including 984 properties leased under 66 separate unitary or master triple-net leases, and 236 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of June 30, 2026, our weighted average remaining lease term, excluding renewal options, was 10.3 years.

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

As of June 30, 2026, we also had three vacant properties and one property under redevelopment.

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

During the six months ended June 30, 2026, we invested $162.6 million across 67 properties, including the acquisition of 30 auto service centers, 20 drive-thru quick service restaurants, six express tunnel car washes and one convenience store.

During the six months ended June 30, 2025, we invested $78.4 million across 33 properties, including the acquisition of 12 drive-thru quick service restaurants, seven auto service centers, five convenience stores and five express tunnel car washes.

Redevelopment Strategy and Activity

We believe that certain of our properties, primarily those currently being used as gas and repair businesses, are well-suited to be redeveloped as modern convenience stores or other single tenant convenience and automotive retail uses, such as automotive parts retailers, quick service restaurants, auto service centers, and bank branches. We believe that the redeveloped properties can be leased or sold at higher values than their prior use. Since the inception of our redevelopment program in 2015, we have completed 35 redevelopment and revenue-enhancing capital expenditure projects.

As of June 30, 2026, we had one property under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net earnings	$22,585	$14,014	$49,214	$28,800
Depreciation and amortization of real estate assets	16,760	14,917	33,033	30,958
Gains on dispositions of real estate	(4,721)	(1,558)	(6,450)	(1,886)
Impairments	2,461	455	3,977	1,624
Funds from operations (FFO)	37,085	27,828	79,774	59,496
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(2,579)	(2,401)	(4,345)	(4,350)
Amortization of intangible market lease assets and liabilities, net	(60)	(87)	(119)	(168)
Amortization of investment in direct financing leases	1,363	1,153	2,659	2,246
Amortization of lease incentives	545	206	792	408
Total revenue recognition adjustments	(731)	(1,129)	(1,013)	(1,864)
Environmental Adjustments
Accretion expense	65	67	156	164
Changes in environmental estimates	57	(19)	(7,727)	(227)
Environmental litigation accruals	(25)	5,066	(25)	5,066
Insurance reimbursements	—	—	(6)	(43)
Total environmental adjustments	97	5,114	(7,602)	4,960
Other Adjustments
Stock-based compensation expense	1,775	1,790	2,727	3,403
Amortization of debt issuance costs	409	364	799	1,768
Retirement and severance costs	213	—	3,144	—
Total other adjustments	2,397	2,154	6,670	5,171
Adjusted funds from operations (AFFO)	$38,848	$33,967	$77,829	$67,763

Basic per share amounts:
Net earnings	$0.36	$0.24	$0.79	$0.49
FFO (a)	0.59	0.49	1.29	1.04
AFFO (a)	0.62	0.59	1.25	1.19
Diluted per share amounts:
Net earnings	$0.36	$0.24	$0.79	$0.49
FFO (a)	0.59	0.49	1.28	1.04
AFFO (a)	0.62	0.59	1.25	1.19
Weighted average common shares outstanding:
Basic	60,580	55,530	60,225	55,297
Diluted	60,739	55,606	60,353	55,443

(a)
Dividends paid and undistributed earnings allocated, if any, to unvested restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
FFO	$1,098	$823	$2,376	$1,766
AFFO	1,151	1,004	2,318	2,012

Results of Operations

Three months ended June 30, 2026, compared to the three months ended June 30, 2025

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Revenues:
Revenues from rental properties	$58,554	$52,724	$5,830
Interest on notes and mortgages receivable	497	533	(36)

Operating expenses:
Property costs	2,020	2,443	(423)
Impairments	2,461	455	2,006
Environmental	337	5,341	(5,004)
General and administrative	7,297	6,794	503
Depreciation and amortization	16,760	14,917	1,843

Other items:
Gains on dispositions of real estate	4,721	1,558	3,163
Interest expense	12,267	10,904	1,363

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Rental income	$56,687	$50,180	$6,507
Revenue recognition adjustments	731	1,129	(398)
Tenant reimbursement income	1,136	1,415	(279)
Total revenues from rental properties	58,554	52,724	5,830

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

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was primarily due to a decrease in average notes and mortgages receivables outstanding during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Property Costs

The following table presents the results for property costs for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025 (in thousands):

	For the Three Months Ended June 30,
	2026	2025	$ Change
Property operating expenses	$1,869	$2,286	$(417)
Leasing and redevelopment expenses	151	157	(6)
Total property costs	2,020	2,443	(423)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes directly to the applicable taxing authorities, as well as lower rent expense and other non-reimbursable expenses.

Impairments

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for both the three months ended June 30, 2026 and 2025 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The change in environmental expenses was primarily due to a decrease in environmental litigation accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

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

Gains on Dispositions of Real Estate

The gains on dispositions of real estate were primarily due to the disposition of four properties during the three months ended June 30, 2026 and the disposition of three properties during the three months ended June 30, 2025.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended June 30, 2026, as compared to the three months ended June 30, 2025.

Six months ended June 30, 2026, compared to the six months ended June 30, 2025.

The following table presents select data and comparative results from our consolidated statements of operations for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Revenues:
Revenues from rental properties	$115,944	$104,430	$11,514
Interest on notes and mortgages receivable	951	1,157	(206)

Operating expenses:
Property costs	4,031	4,425	(394)
Impairments	3,977	1,624	2,353
Environmental	(7,209)	5,457	(12,666)
General and administrative	16,353	13,720	2,633
Depreciation and amortization	33,033	30,958	2,075

Other items:
Gains on dispositions of real estate	6,450	1,886	4,564
Interest expense	24,281	22,636	1,645

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Rental income	$112,691	$100,043	$12,648
Revenue recognition adjustments	1,013	1,864	(851)
Tenant reimbursement income	2,240	2,523	(283)
Total revenues from rental properties	115,944	104,430	11,514

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

Interest on Notes and Mortgages Receivable

The decrease in interest on notes and mortgages receivable was primarily due to a decrease in average notes and mortgages receivables outstanding during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

Property Costs

The following table presents the results for property costs for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025 (in thousands):

	For the Six Months Ended June 30,
	2026	2025	$ Change
Property operating expenses	$3,639	$4,110	$(471)
Leasing and redevelopment expenses	392	315	77
Total property costs	4,031	4,425	(394)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes directly to the applicable taxing authorities, as well as lower rent expense. The increase in leasing and redevelopment expenses was primarily due to demolition costs for redevelopment projects.

Impairment Charges

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the six months ended June 30, 2026 and 2025 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in the carrying value of certain properties based on third-party indications of potential selling prices Impairment charges for the six months ended June 30, 2025 also included reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental Expenses

The change in environmental expenses was primarily due to (i) the removal of the remaining $7.7 million of unknown reserve liabilities which had previously been accrued for certain properties, and (ii) a decrease in environmental litigation accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to net non-recurring retirement costs of $2.3 million, of which $2.1 million related to the retirement of our former Chief Operating Officer, partially offset by decreases in employee-related expenses, professional fees, and certain transaction related costs.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the sale of six properties and one partial condemnation during the six months ended June 30, 2026, and the sale of five properties and two partial condemnations during the six months ended June 30, 2025.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

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

As of June 30, 2026, we had $377.0 million of availability under our Credit Facility, 5.8 million shares of common stock subject to forward sales agreements which are anticipated to generate approximately $190.5 million of gross proceeds upon settlement, and available cash and cash equivalents of $4.8 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the six months ended June 30, 2026 and 2025, are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025	$ Change
Net cash flow provided by operating activities	$74,790	$63,412	$11,378
Net cash flow used in investing activities	(149,177)	(67,944)	(81,233)
Net cash flow provided by financing activities	70,878	2,501	68,377

Operating Activities

The change in net cash flow provided by operating activities for the six months ended June 30, 2026 and 2025 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The increase in net cash flow used in investing activities was primarily due to a $63.6 million increase in property acquisitions, an $11.1 million decrease in collections of notes and mortgages receivable, a $7.4 million increase in issuance of notes and mortgages receivable, and a $6.9 million decrease in deposits for property acquisitions, partially offset by a $7.7 million increase in proceeds from dispositions of real estate.

Financing Activities

The increase in net cash flow provided by financing activities was primarily due to a net increase in total borrowings of $55.5 million and an increase in net proceeds from the issuance of common stock of $16.0 million, partially offset by an increase in cash dividends paid of $6.7 million.

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

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of June 30, 2026 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of June 30, 2026 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of June 30, 2026 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of June 30, 2026 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

Debt Maturities

The amounts outstanding under our Credit Facility and Senior Unsecured Notes, exclusive of extension options, are as follows ($ in thousands):

	Maturity Date	Interest Rate	June 30, 2026	December 31, 2025
Credit Facility (a)	January 2029	5.01%	$73,000	$250,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	175,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	175,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Series U	January 2036	5.76%	250,000	—
Total debt			1,073,000	1,000,000
Unamortized debt issuance costs, net (b)			(6,028)	(5,044)
Total debt, net			$1,066,972	$994,956
(a)
The Credit Facility matures in January 2029. Subject to the terms of the Third Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six-month periods (for a total of 12 months).
(b)
Unamortized debt issuance costs related to the Credit Facility were $3.0 million and $3.5 million as of June 30, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets

Equity Offering

In February 2026, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sales agreements. We expect to settle the forward sales agreements, typically within 12 months, via physical delivery of the outstanding shares of common stock in exchange for gross cash proceeds of approximately $129.9 million. As of June 30, 2026, no shares were settled.

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

ATM Direct Issuances

During the six months ended June 30, 2026 and June 30, 2025, no shares of common stock were issued under the ATM Program. Future sales, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

ATM Forward Agreements

During the three and six months ended June 30, 2026, we settled 1,460,545 and 2,110,545 shares of common stock, respectively subject to outstanding forward sales agreements and realized net proceeds of $39.8 million and $59.7 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the three and six months ended June 30, 2025, we settled 406,727 shares of common stock subject to outstanding forward sales agreements and realized net proceeds of $10.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

The following table summarizes activity under our ATM Program in connection with forward sales agreements for the six months ended June 30, 2026 and 2025 ($ in thousands):

		For the Six Months Ended June 30, 2026		As of June 30, 2026
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended December 31, 2024	650,000	650,000	$19,922	—	$—
Three Months Ended September 30, 2025	1,018,695	1,018,695	27,548	—	—
Three Months Ended December 31, 2025	441,850	441,850	12,242	—	—
Three Months Ended June 30, 2026	1,812,000	—	—	1,812,000	60,614
Total	3,922,545	2,110,545	$59,712	1,812,000	$60,614

		For the Six Months Ended June 30, 2025		As of June 30, 2025
Period Entered Into Forward Sales Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$10,942	—	$—
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Total	1,399,423	406,727	$10,942	992,696	$32,277

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

Regular quarterly dividends paid to our stockholders for the six months ended June 30, 2026 were $60.1 million, or $0.97 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations on the part of the Company relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us, we have concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the six months ended June 30, 2026, we removed the remaining $7.7 million of unknown reserve liabilities and, as of June 30, 2026, we had removed $36.0 million of unknown reserve liabilities which had previously been accrued for these properties. As of June 30, 2026, no unknown environmental reserve liabilities remain on our consolidated balance sheet.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of June 30, 2026, we had accrued a total of $8.4 million for our prospective environmental remediation obligations, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of net accretion expense was recorded for each of the six months ended June 30, 2026 and 2025 and included in environmental expenses. In addition, during the six months ended June 30, 2026 and 2025, we recorded credits to environmental expenses aggregating $7.8 million and $0.2 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Changes in environmental estimates aggregating $41 thousand for each of the six months ended June 30, 2026 and 2025 were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the six months ended June 30, 2026 and 2025, we increased the carrying values of certain of our properties by $1.2 million and $1.3 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the six months ended June 30, 2026 and 2025, were $0.7 million and $0.9 million, respectively. Capitalized asset retirement costs were $23.9 million for known environmental liabilities as of June 30, 2026, and $29.3 million, including $23.9 million for known environmental liabilities and $5.4 million of reserves for future environmental liabilities, as of December 31, 2025. We recorded impairment charges aggregating $0.9 million and $1.0 million for the six months ended June 30, 2026 and 2025, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of June 30, 2026 and December 31, 2025, we had $5.0 million and $5.6 million accrued, respectively, for these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims,see “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025; “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026; and “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended June 30, 2026.

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

Based on the outstanding borrowings under the Credit Facility of $73.0 million as of June 30, 2026, an increase in market interest rates of 1.0% for 2026 would decrease our 2026 net income and cash flows by approximately $0.4 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2026, at the reasonable assurance level.

Internal Control Over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the period ended March 31, 2026.

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

Date: July 23, 2026

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