Form 10-Q
period 2026-09-30
GETTY REALTY CORP /MD/
filed 2026-10-22
CIK 1052752

a

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

The registrant had outstanding 67,123,711 shares of common stock as of October 22, 2026.

GETTY REALTY CORP.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GETTY REALTY CORP.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(in thousands, except per share amounts)

	September 30,	December 31,
	2026	2025
ASSETS:
Real Estate:
Land	$1,252,726	$1,050,611
Buildings and improvements	1,289,457	1,141,467
Lease intangible assets	267,243	209,184
Investment in direct financing leases, net	34,788	38,853
Construction in progress	144	73
Real estate held for use	2,844,358	2,440,188
Less accumulated depreciation and amortization	(441,455)	(405,908)
Real estate held for use, net	2,402,903	2,034,280
Real estate held for sale, net	1,057	1,896
Real estate, net	2,403,960	2,036,176
Notes and mortgages receivable	34,270	19,466
Cash and cash equivalents	8,834	8,361
Restricted cash	3,786	4,419
Deferred rent receivable	77,558	70,325
Accounts receivable	3,155	2,366
Right-of-use assets - operating	10,819	10,190
Right-of-use assets - finance	25	60
Prepaid expenses and other assets	29,741	22,005
Total assets	$2,572,148	$2,173,368
LIABILITIES AND STOCKHOLDERS’ EQUITY:
Credit Facility	$200,000	$250,000
Senior Unsecured Notes, net	997,047	748,351
Environmental remediation obligations	8,226	15,928
Dividends payable	33,341	29,828
Lease liability - operating	11,766	11,300
Lease liability - finance	72	174
Accounts payable and accrued liabilities	43,834	45,658
Total liabilities	1,294,286	1,101,239
Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $0.01 par value; 20,000,000 authorized; unissued	—	—
Common stock, $0.01 par value; 100,000,000 shares authorized; 67,123,296 and 59,815,921 shares issued and outstanding, respectively	671	598
Accumulated other comprehensive income (loss)	—	—
Additional paid-in capital	1,454,686	1,229,340
Dividends paid in excess of earnings	(177,495)	(157,809)
Total stockholders’ equity	1,277,862	1,072,129
Total liabilities and stockholders’ equity	$2,572,148	$2,173,368

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(in thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Revenues from rental properties	$62,265	$55,159	$178,209	$159,589
Interest on notes and mortgages receivable	725	432	1,676	1,589
Total revenues	62,990	55,591	179,885	161,178
Operating expenses:
Property costs	2,224	2,406	6,255	6,831
Impairments	373	647	4,350	2,271
Environmental	320	(3,356)	(6,889)	2,101
General and administrative	8,327	6,441	24,680	20,161
Depreciation and amortization	18,319	15,040	51,352	45,998
Total operating expenses	29,563	21,178	79,748	77,362

Gains on dispositions of real estate	5,433	338	11,883	2,224

Operating income	38,860	34,751	112,020	86,040

Other income, net	189	47	524	194
Interest expense	(13,443)	(11,450)	(37,724)	(34,086)
Net earnings	$25,606	$23,348	$74,820	$52,148

Basic net earnings per common share:	$0.40	$0.40	$1.18	$0.89

Diluted net earnings per common share:	$0.40	$0.40	$1.18	$0.89

Weighted average common shares outstanding:
Basic	62,412	56,693	60,962	55,767
Diluted	62,569	56,757	61,129	55,906

Comprehensive income:
Net earnings	25,606	23,348	74,820	52,148

Unrealized gain (loss) on cash flow hedges	—	102	—	(388)
Cash flow hedge expense reclassified to interest expense	—	146	—	446
Total other comprehensive income (loss)	—	248	—	58

Comprehensive income	$25,606	$23,596	$74,820	$52,206

The accompanying notes are an integral part of these consolidated financial statements.

GETTY REALTY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the Nine Months Ended September 30,
	2026	2025
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings	$74,820	$52,148
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization expense	51,352	45,998
Impairments	4,350	2,271
Gains on dispositions of real estate	(11,882)	(2,224)
Interest on lease receivable - sales-type lease	(35)	—
Deferred rent receivable	(7,413)	(6,906)
Amortization of intangible market lease assets and liabilities and lease incentives	875	391
Amortization of investment in direct financing leases	4,066	3,436
Amortization of debt issuance costs	1,206	2,131
Accretion expense	223	238
Stock-based compensation expense	4,256	5,192
Changes in assets and liabilities:
Accounts receivable	(789)	543
Prepaid expenses and other assets	(5,351)	(6,473)
Environmental remediation obligations	(9,733)	(6,696)
Accounts payable and accrued liabilities	57	3,898
Net cash flow provided by operating activities	106,002	93,947
CASH FLOWS FROM INVESTING ACTIVITIES:
Property acquisitions	(443,248)	(139,981)
Capital expenditures	(226)	(338)
Addition to construction in progress	(88)	2
Proceeds from dispositions of real estate	23,588	5,091
Deposits for property acquisitions	41	5,978
Issuance of notes and mortgages receivable	(23,344)	(7,367)
Collection of notes and mortgages receivable	9,310	15,949
Net cash flow used in investing activities	(433,967)	(120,666)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from Credit Facility	513,900	460,000
Repayments of Credit Facility	(563,900)	(352,500)
Proceeds from Senior Unsecured Notes	250,000	125,000
Repayment of Term Loan	—	(150,000)
Repayments of Senior Unsecured Notes	—	(50,000)
Payments of finance lease liability	(101)	(124)
Payments of cash dividends	(90,949)	(80,739)
Payments of debt issuance costs	(1,652)	(4,379)
Security deposits received (refunded)	(612)	446
Payments in settlement of restricted stock units	(3,120)	(1,165)
Proceeds from issuance of common stock, net - Equity Offering	128,247	65,273
Proceeds from issuance of common stock, net - ATM Program	95,992	10,899
Net cash flow provided by financing activities	327,805	22,711
Change in cash, cash equivalents and restricted cash	(160)	(4,008)
Cash, cash equivalents and restricted cash at beginning of period	12,780	13,617
Cash, cash equivalents and restricted cash at end of period	$12,620	$9,609

	For the Nine Months Ended September 30,
	2026	2025
Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$33,794	$31,535
Income taxes	613	536
Environmental remediation obligations	1,892	2,315
Non-cash transactions
Dividends declared but not yet paid	$33,341	$27,934
Right of use asset	2,601	—
Lease receivable - sales-type lease	6,307	—
Issuance of notes and mortgages receivable related to property dispositions	688	225

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

Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. Our 1,269 properties as of September 30, 2026 are located in 46 states and Washington, D.C., and our tenants operate under a variety of national and regional retail brands. We are internally managed by our management team, which has extensive experience acquiring, financing, developing and managing convenience, automotive and other single tenant retail real estate. Our Company is headquartered in New York, New York.

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

We review our direct financing leases each reporting period to determine whether there were any indicators that the value of our net investments in direct financing leases may be impaired and adjust the allowance for any estimated changes in the credit loss with the resulting change recorded through our consolidated statement of operations. When determining a possible impairment, we take into consideration the collectability of direct financing lease receivables for which a reserve would be required. In addition, we determine whether there has been a permanent decline in the current estimate of the residual value of the property. There were no indicators of impairment related to any of our direct financing leases during the three and nine months ended September 30, 2026 and 2025, and, accordingly, we did not record any additional allowance for credit losses in either period.

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

Notes and Mortgages Receivable

Notes and mortgages receivable consists of loans originated by us in conjunction with property dispositions and funding provided to tenants in conjunction with property acquisitions and capital improvements. Notes and mortgages receivable are recorded at stated principal amounts. We estimated our credit loss reserve for our notes and mortgages receivable using the weighted average remaining maturity (“WARM”) method, which has been identified as an acceptable loss-rate method for estimating credit loss reserves in the FASB Staff Q&A Topic 326, No. 1. The WARM method requires us to reference historic loan loss data across a comparable data set and apply such loss rate to our notes and mortgages portfolio over its expected remaining term, taking into consideration expected economic conditions over the relevant timeframe. We applied the WARM method for our notes and mortgages portfolio, which share similar risk characteristics. Application of the WARM method to estimate a credit loss reserve requires significant judgment, including (i) the historical loan loss reference data, (ii) the expected timing and amount of loan repayments, and (iii) the current credit quality of our portfolio and our expectations of performance and market conditions over the relevant time period. To estimate the historic loan losses relevant to our portfolio, we used our historical loan performance since the launch of our loan origination business in 2013. As of September 30, 2026 and December 31, 2025, the allowance for credit losses on notes and mortgages receivable was $0.3 million.

We also originate construction loans and provide development financing for the construction of income-producing properties which we generally expect to acquire via sale-leaseback transactions at the end of the construction period. During the nine months ended September 30, 2026, we funded $19.3 million and, as of September 30, 2026, had outstanding $19.3 million of such construction loans and development financing. Our construction loans and development financing generally provide for funding only during the construction period, and funds are disbursed based on inspections in accordance with a schedule reflecting the completion of portions of the projects. At the end of the construction period, the construction loans will be repaid with the proceeds from the sale of the properties.

In addition, we may acquire from tenants real estate assets that are under construction and commit to provide additional funding during the construction period to complete the properties. These transactions typically do not meet the criteria for sale-leaseback accounting and are accounted for as finance receivables. Accordingly, initial investments and all subsequent fundings made during the construction period are recorded within notes and mortgages receivable on our consolidated balance sheets, and income earned on these investments are recognized within interest on notes and mortgages receivable on our consolidated statements of operations. At the end of the construction period, we will recognize the purchase of the assets, remove the finance receivables from our consolidated balance sheets, and begin to record rental income from the operating leases. During the nine months ended September 30, 2026, we funded $4.1 million of such investments and, as of September 30, 2026, had a total of $4.1 million of such investments recorded in notes and mortgages receivable.

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

We recorded impairments aggregating $0.4 million and $4.4 million for the three and nine months ended September 30, 2026, respectively, and $0.7 million and $2.3 million for the three and nine months ended September 30, 2025, respectively. Our estimated fair values, as they relate to property carrying values, were primarily based on estimated sales prices from third-party offers, including signed contracts, letters of intent, or indicative bids (for which we do not have access to the unobservable inputs) used to determine these estimated fair values, and/or consideration of the estimated amount currently required to replace the asset, as adjusted for obsolescence, and resulted in $3.1 million and $0.7 million of impairment charges during the nine months ended September 30, 2026 and 2025, respectively. During the nine months ended September 30, 2026 and 2025, the remaining impairments of $1.3 million and $1.6 million, respectively, were due to the accumulation of asset retirement costs as a result of changes in estimates associated with our estimated environmental liabilities which increased the carrying values of certain properties in excess of their fair values. Impairments relating to properties that were previously disposed of by us, included in the amounts above, were $0.4 million and $0.7 million for the nine months ended September 30, 2026 and 2025, respectively.

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

Income Taxes

We file a federal income tax return on which we consolidate our tax items and the tax items of our subsidiaries that are pass-through entities. Effective January 1, 2001, we elected to qualify, and believe that we are operating so as to qualify, as a REIT for federal income tax purposes. Accordingly, we generally will not be subject to federal income tax on qualifying REIT income, provided that distributions to our stockholders equal at least the amount of our taxable income as defined under the Internal Revenue Code. We accrue for uncertain tax matters when appropriate. The accrual for uncertain tax positions is adjusted as circumstances change and as the uncertainties become more clearly defined, such as when audits are settled or exposures expire. Tax returns filed for the years ended December 31, 2022, 2023, 2024, and tax returns which will be filed for the year ended December 31, 2025, remain open to examination by federal and state tax jurisdictions under the respective statutes of limitations.

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

NOTE 3. — LEASES

As Lessor

As of September 30, 2026, we owned 1,243 properties and leased 26 properties from third-party landlords. These 1,269 properties are located in 46 states across the United States and Washington, D.C. Substantially all of our properties are leased on a triple-net basis to convenience store operators, petroleum distributors, express tunnel car wash operators and other automotive-related and retail tenants. Our tenants either operate their business at our properties directly or, in the case of certain convenience stores and gasoline and repair stations, sublet our properties and supply fuel to third parties that operate the business. Our triple-net lease tenants are responsible for the payment of all taxes, maintenance, repairs, insurance and other operating expenses relating to our properties, and are also responsible for environmental contamination occurring during the terms of their leases and in certain cases also for environmental contamination that existed before their leases commenced. For additional information regarding our environmental obligations, see Note 7 – Environmental Obligations.

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

Revenues from Rental Properties

Revenues from rental properties for the three and nine months ended September 30, 2026, were $62.3 million and $178.2 million, respectively, including base rental income of $59.3 million and $172.0 million, respectively. Revenues from rental properties for the three and nine months ended September 30, 2025, were $55.2 million and $159.6 million, respectively, including base rental income of $52.1 million and $151.7 million, respectively.

In accordance with GAAP, we recognize rental revenue in amounts which vary from the amount of rent contractually due during the periods presented. As a result, revenues from rental properties include non-cash adjustments recorded for (i) deferred rental revenue due to the recognition of rental income on a straight-line basis over the current lease term, (ii) the net amortization of intangible market lease assets and liabilities, (iii) rental income recorded under direct financing leases using the effective interest method which produces a constant periodic rate of return on the net investments in the leased properties, and (iv) the amortization of deferred lease incentives. Non-cash adjustments included in revenues from rental properties were $1.5 million and $2.5 million for the three and nine months ended September 30, 2026, respectively, and $1.2 million and $3.1 million for the three and nine months ended September 30, 2025, respectively.

Tenant reimbursements, which are included in revenues from rental properties and consist of real estate taxes and other municipal charges paid by us and reimbursed by our tenants pursuant to the terms of triple-net lease agreements, were $1.5 million and $3.7 million for the three and nine months ended September 30, 2026, respectively, and $1.7 million and $4.2 million for the three and nine months ended September 30, 2025, respectively.

Investment in Direct Financing Leases

The components of investment in direct financing leases, net as of September 30, 2026 and December 31, 2025 are as follows (in thousands):

	September 30, 2026	December 31, 2025
Lease payments receivable	$36,870	$44,243
Unguaranteed residual value	7,568	7,568
Unearned Income	(9,224)	(12,532)
Allowance for credit losses	(426)	(426)
Total	$34,788	$38,853

In accordance with ASU 2016-13, as of September 30, 2026 and December 31, 2025, we had recorded an allowance for credit losses of $0.4 million on investment in direct financing leases.

We evaluate the credit quality of our investment in direct financing leases utilizing internal underwriting and credit analysis. Substantially all of our tenants under direct financing leases are required to provide us with specified unit-level and/or corporate-level financial information. As of September 30, 2026 and December 31, 2025, no material balances of our investments in direct financing leases were past due.

Investment in Sales-Type Lease

During the three months ended September 30, 2026, a tenant exercised its option to purchase 25 properties. The option provided for a fixed purchase price and an expected closing date in December 2026. Upon exercise of the option, we reassessed lease classification and, based on various factors, determined that it was reasonably certain the tenant would complete the purchase of each property. Accordingly, the lease classification for these properties was reclassified from operating to sales-type, resulting in a recognized gain of $2.1 million, which was reflected as gains on dispositions of real estate on our consolidated statements of operations. In connection with this reclassification, we derecognized the carrying value of the properties and recorded a lease receivable. As of September 30, 2026, $6.2 million of lease receivable – sales-type lease was included in prepaid expenses and other assets on our consolidated balance sheets.

Minimum Rents Due

As of September 30, 2026, future contractual annual rentals receivable from our tenants, which have terms in excess of one year are as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$60,881	$2,495
2027	243,780	10,089
2028	240,877	9,799
2029	239,479	8,425
2030	237,438	4,844
Thereafter	2,032,944	1,218
Total	$3,055,399	$36,870

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

The following presents the lease-related assets and liabilities (in thousands):

September 30, 2026
Assets
Right-of-use assets - operating	$10,819
Right-of-use assets - finance	25
Total lease assets	$10,844
Liabilities
Lease liability - operating	11,766
Lease liability - finance	72
Total lease liabilities	$11,838

The following presents the weighted average lease terms and discount rates of our leases:

Weighted-average remaining lease term (years):
Operating leases	5.9
Finance leases	0.50
Weighted-average discount rate:
Operating leases (a)	4.40%
Finance leases	13.60%

(a)
Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following presents our total lease costs (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Operating lease cost	657	672	$1,852	$2,035
Finance lease cost
Amortization of leased assets	34	31	101	124
Interest on lease liabilities	2	5	9	18
Short-term lease cost	—	—	—	—
Total lease cost	$693	$708	$1,962	$2,177

The following presents supplemental cash flow information related to our leases (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$683	$705	$2,015	$2,124
Operating cash flows for finance leases	2	5	9	18
Financing cash flows for finance leases	34	31	101	124

As of September 30, 2026, scheduled lease liabilities mature as follows (in thousands):

	Operating Leases	Direct Financing Leases
2026	$694	$36
2027	2,701	37
2028	2,592	-
2029	2,350	—
2030	2,129	—
Thereafter	3,209	—
Total lease payments	13,675	73
Less: amount representing interest	(1,909)	(1)
Present value of lease payments	$11,766	$72

Major Tenants

As of September 30, 2026 and 2025, we had two significant tenants by revenue:

	September 30, 2026		September 30, 2025
	Number of Properties	% of Total Revenues	Number of Properties	% of Total Revenues
ARKO Corp. (NASDAQ: ARKO)	148	11%	148	12%
Global Partners LP (NYSE: GLP)	125	9%	127	10%

Getty Petroleum Marketing Inc.

Getty Petroleum Marketing Inc. (“Marketing”) was our largest tenant from 1997 until 2012 under a unitary triple-net master lease that was terminated in April 2012, at which time we either sold or released these properties. As of September 30, 2026, 278 of the properties we own or lease were previously leased to Marketing, of which 255 properties are subject to nine separate, long-term triple-net leases with petroleum distributors, and 20 properties are subject to single-unit triple-net leases (one property is vacant and two properties are under redevelopment). These leases generally have initial terms of 15 years with tenant options for successive renewal terms of up to 20 years and, as of September 30, 2026, the weighted average remaining lease term, excluding renewal options, for the properties previously leased to Marketing was 8.9 years.

In connection with leases for properties previously leased to Marketing, title to the USTs and the related retirement and decommissioning obligations were transferred to the tenants. We remain contingently liable if tenants fail to perform. Through September 30, 2026, we removed $13.8 million of asset retirement obligations and $10.8 million of net asset retirement costs related to USTs from our balance sheet. The remaining $0.2 million (net of accumulated amortization of $2.8 million) is recorded as deferred rental revenue and is recognized on a straight-line basis as additional rental revenue over the respective lease terms.

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

Legal Proceedings

We are involved in various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2026 and December 31, 2025, we had $5.0 million and $5.6 million, respectively, accrued for certain of these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price.

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

If the Modified CD remains in its currently approved form after the appeals process is exhausted, our alleged liability to the EPA and to any non-settling parties, including Occidental, for the remediation of the entire 17-mile Lower Passaic River and its tributaries will be resolved. If the District Court’s Order is overturned on appeal, then, based on currently known facts and circumstances, including, among other factors, the EPA’s conclusion that we are individually and collectively with numerous other parties only responsible for a minor share of the response costs incurred or to be incurred in connection with the LPRSA, our relative participation in the costs related to the 2007 AOC and 10.9 AOC, our belief that there was not any use or discharge of dioxins, furans or polychlorinated biphenyls in connection with our former petroleum storage operations at our former Newark, New Jersey Terminal, and that there are numerous other parties who will likely bear the costs of remediation and/or damages, we do not believe that resolution of the Lower Passaic River proceedings as relates to us is reasonably likely to have a material impact on our results of operations. Nevertheless, if the District Court’s Order is overturned or is not ultimately approved in its current form, performance of the EPA’s selected remedies for the LPRSA may be subject to future negotiation, potential enforcement proceedings and/or possible litigation and, on this basis, our ultimate liability in the proceedings pertaining to the LPRSA remains uncertain and subject to contingencies which cannot be predicted and an outcome which is not yet known. We previously transferred funds to an escrow account based on our share of the settlement contemplated by the Modified CD, however it is possible that circumstances may change including but not limited to possible consequences of an adverse ruling in the above referenced declaratory judgment action, such that losses related to the Lower Passaic River proceedings could exceed the amounts we have funded.

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

NOTE 5. — DEBT

The amounts outstanding under our Credit Facility and our Senior Unsecured Notes are as follows ($ in thousands):

	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Credit Facility (a)	January 2029	5.27%	$200,000	$250,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	175,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	175,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Series U	January 2036	5.76%	250,000	—
Total debt			1,200,000	1,000,000
Unamortized debt issuance costs, net (b)			(5,621)	(5,044)
Total debt, net			$1,194,379	$994,956
(a)
The Credit Facility matures in January 2029. Subject to the terms of the Third Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six-month periods (for a total of 12 months).
(b)
Unamortized debt issuance costs related to the Credit Facility were $2.7 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets.

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

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations for the nine months ended September 30, 2025.

Senior Unsecured Notes

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of September 30, 2026 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of September 30, 2026 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of September 30, 2026 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of September 30, 2026 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

Covenants

The Third Restated Credit Agreement and Senior Unsecured Notes contain customary financial covenants such as leverage, coverage ratios and minimum tangible net worth, as well as limitations on restricted payments, which may limit our ability to incur additional debt or pay dividends. The Third Restated Credit Agreement and Senior Unsecured Notes also contain customary events of default, including cross defaults to each other, change of control and failure to maintain REIT status (provided that the Senior Unsecured

Notes require a mandatory offer to prepay the notes upon a change in control in lieu of a change of control event of default). Any event of default, if not cured or waived in a timely manner, would increase by 200 basis points (2.00%) the interest rate we pay under the Third Restated Credit Agreement and Senior Unsecured Notes, and could result in the acceleration of our indebtedness outstanding under the Credit Facility and Senior Unsecured Notes. We may be prohibited from drawing funds under the Credit Facility if there is any event or condition that constitutes an event of default under the Third Restated Credit Agreement or that, with the giving of any notice, the passage of time, or both, would be an event of default under the Third Restated Credit Agreement.

As of September 30, 2026, we were in compliance with all of the material terms of the Third Restated Credit Agreement and Senior Unsecured Notes, including the various financial covenants described herein.

Debt Maturities

As of September 30, 2026, scheduled debt maturities, including balloon payments, are as follows (in thousands):

	Credit Facility	Senior Unsecured Notes	Total
2026	$—	$—	$—
2027	—	—	—
2028	—	100,000	100,000
2029 (a)	200,000	175,000	375,000
2030	—	175,000	175,000
Thereafter	—	550,000	550,000
Total	$200,000	$1,000,000	$1,200,000

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

The interest rate swaps were terminated in December 2025, resulting in a cash settlement payment of $1.7 million. As of September 30, 2026, we had no outstanding derivative instruments.

The following table presents amounts recorded to accumulated other comprehensive income (loss) related to derivative and hedging activities for the periods presented (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Accumulated other comprehensive income (loss)	$—	$248	$—	$58

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations on the part of the Company relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us, we have concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination. During the nine months ended September 30, 2026, we removed the remaining $7.7 million of unknown reserve liabilities and, as of September 30, 2026, we had removed $36.0 million of unknown reserve liabilities which had previously been accrued for these properties. As of September 30, 2026, no unknown environmental reserve liabilities remain on our consolidated balance sheet.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2026, we had accrued a total of $8.2 million for our prospective environmental remediation obligations, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of net accretion expense was recorded for each of the nine months ended September 30, 2026 and 2025 and included in environmental expenses. In addition, during the nine months ended September 30, 2026 and 2025, we recorded credits to environmental expenses aggregating $7.8 million and $4.4 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. For each of the nine months ended September 30, 2026 and 2025, changes in environmental estimates aggregating $0.1 million, respectively, were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the nine months ended September 30, 2026 and 2025, we increased the carrying values of certain of our properties by $1.7 million and $2.0 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the nine months ended September 30, 2026 and 2025, were $1.0 million and $1.4 million, respectively. Capitalized asset retirement costs were $22.5 million for known environmental liabilities as of September 30, 2026, and $29.3 million, including $23.9 million for known environmental liabilities and $5.4 million of reserves for future environmental liabilities, as of December 31, 2025. We recorded impairment charges aggregating $1.3 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively, for capitalized asset retirement costs.

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

NOTE 8. — STOCKHOLDERS’ EQUITY

A summary of the changes in stockholders’ equity for the three and nine months ended September 30, 2026 and 2025 is as follows (in thousands except per share amounts):

	Common Stock		Additional Paid-in	Dividends Paid in Excess
	Shares	Amount	Capital	of Earnings	Total
Balance, June 30, 2026	61,932	$619	$1,291,644	$(169,759)	$1,122,504
Net earnings	—	—	—	25,606	25,606
Accumulated other comprehensive income	—	—	—	—	—
Dividends declared — $0.485 per share	—	—	—	(33,342)	(33,342)
Shares issued pursuant to Equity Offering, net	4,000	40	128,207		128,247
Shares issued pursuant to ATM Program, net	1,100	11	36,269	—	36,280
Shares issued pursuant to dividend reinvestment	1	—	11	—	11
Stock-based compensation and settlements	90	1	(1,445)	—	(1,444)
Balance, September 30, 2026	67,123	$671	$1,454,686	$(177,495)	$1,277,862

Balance, December 31, 2025	59,816	$598	$1,229,340	$(157,809)	$1,072,129
Net earnings				74,820	74,820
Accumulated other comprehensive income	—	—	—	—	—
Dividends declared — $1.455 per share	—	—	—	(94,506)	(94,506)
Shares issued pursuant to Equity Offering, net	4,000	40	128,207		128,247
Shares issued pursuant to ATM Program, net	3,211	32	95,960	—	95,992
Shares issued pursuant to dividend reinvestment	1	—	44	—	44
Stock-based compensation and settlements	95	1	1,135	—	1,136
Balance, September 30, 2026	67,123	$671	$1,454,686	$(177,495)	$1,277,862

	Common Stock		Accumulated Other Comprehensive	Additional Paid-in	Dividends Paid In Excess
	Shares	Amount	Income	Capital	Of Earnings	Total
Balance, June 30, 2025	56,592	$566	$(2,054)	$1,134,349	$(150,439)	$982,422
Net earnings	—	—	—	—	23,348	23,348
Accumulated other comprehensive income	—	—	248	—	—	248
Dividends declared — $0.47 per share	—	—	—	—	(27,934)	(27,934)
Shares issued pursuant to Equity Offering, net	1,150	11	—	32,456	—	32,467
Shares issued pursuant to ATM Program, net	—	—	—	—	—	—
Shares issued pursuant to dividend reinvestment	—	—	—	16	—	16
Stock-based compensation/settlements	—	—	—	1,790	—	1,790
Balance, September 30, 2025	57,742	$577	$(1,806)	$1,168,611	$(155,025)	$1,012,357

Balance, December 31, 2024	55,027	$550	$(1,864)	$1,088,390	$(124,993)	$962,083
Net earnings	—	—	—	—	52,148	52,148
Accumulated other comprehensive income	—	—	58	—	—	58
Dividends declared — $1.41 per share	—	—	—	—	(82,180)	(82,180)
Shares issued pursuant to Equity Offering, net	2,300	23	—	65,250	—	65,273
Shares issued pursuant to ATM Program, net	407	4	—	10,895	—	10,899
Shares issued pursuant to dividend reinvestment	1	—	—	48	—	48
Stock-based compensation/settlements	7	—	—	4,028	—	4,028
Balance, September 30, 2025	57,742	$577	$(1,806)	$1,168,611	$(155,025)	$1,012,357

On March 2, 2026, our Board of Directors granted 276,225 restricted stock units (“RSU” or “RSUs”), under our Third Amended and Restated 2004 Omnibus Incentive Compensation Plan. On March 1, 2025, our Board of Directors granted 293,605 RSUs under our Third Amended and Restated 2004 Omnibus Incentive Compensation Plan.

Equity Offering

In February 2026, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sale agreements. During the three months ended September 30, 2026, we settled all 4.0 million shares and realized net proceeds of $128.2 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sale agreements. During the year ended December 31, 2025, we settled all 4.0 million shares and realized net proceeds of $113.6 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to forward sale agreements. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. Sales of common stock under our ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

The use of forward sale agreements allow us to establish a share price for the sale of shares of common stock at the time the forward sale agreements become effective, but defer receiving the proceeds from the sale of shares of common stock until a later date. To account for the forward sale agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

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

We also consider the potential dilution resulting from the forward sale agreements on our earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the nine months ended September 30, 2026 and September 30, 2025, no shares of common stock were issued under the ATM Program.

ATM Forward Agreements

During the three and nine months ended September 30, 2026, we settled 1,100,000 and 3,210,545 shares of common stock, respectively, subject to outstanding forward sale agreements, and realized net proceeds of $36.4 million and $96.1 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the three months ended September 30, 2025, no shares of common stock were settled, and during the nine months ended September 30, 2025, we settled 406,727 shares of common stock subject to outstanding forward sale agreements, and realized net proceeds of $10.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

The following table summarizes activity under our ATM Program in connection with forward sale agreements for the nine months ended September 30, 2026 and 2025 ($ in thousands):

		For the Nine Months Ended September 30, 2026		As of September 30, 2026
Period Entered into Forward Sale Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended December 31, 2024 (a)	992,696	650,000	$19,922	—	$—
Three Months Ended September 30, 2025	1,018,695	1,018,695	27,548	—	—
Three Months Ended December 31, 2025	441,850	441,850	12,242	—	—
Three Months Ended June 30, 2026	1,812,000	1,100,000	36,370	712,000	23,817
Three Months Ended September 30, 2026	836,457	—	—	836,457	28,022
Total	5,101,698	3,210,545	$96,082	1,548,457	$51,839

(a) 342,696 shares were settled during the three months ended December 31, 2025.

		For the Nine Months Ended September 30, 2025		As of September 30, 2025
Period Entered into Forward Sale Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$10,899	—	$—
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Three Months Ended September 30, 2025	1,018,695	—	—	1,018,695	28,950
Total	2,418,118	406,727	$10,899	2,011,391	$61,227

We expect to settle outstanding forward sale agreements, typically within 12 months of the respective agreement dates, via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

Dividends

For the nine months ended September 30, 2026, we paid regular quarterly dividends of $91.0 million or $1.455 per share. For the nine months ended September 30, 2025, we paid regular quarterly dividends of $80.8 million or $1.41 per share.

Dividend Reinvestment Plan

Our dividend reinvestment plan provides our common stockholders with a convenient and economical method of acquiring additional shares of common stock by reinvesting all or a portion of their dividend distributions. During the nine months ended September 30, 2026 and 2025, we issued 1,397 and 1,709 shares of common stock, respectively, under the dividend reinvestment plan and received proceeds of approximately $44 thousand and $48 thousand, respectively.

Stock-Based Compensation

Stock-based compensation expense using the fair value method was $4.3 million and $5.2 million for the nine months ended September 30, 2026 and 2025, respectively, and is included in general and administrative expense on our consolidated statements of operations.

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

The following table is a reconciliation of the numerator and denominator used in the computation of basic and diluted earnings per common share using the two-class method (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$25,606	$23,348	$74,820	$52,148
Less dividend equivalents attributable to RSUs outstanding	(850)	(795)	(2,596)	(2,386)
Net earnings attributable to common stockholders used in basic and diluted earnings per share calculation	$24,756	$22,553	$72,224	$49,762
Weighted average common shares outstanding:
Basic	62,412	56,693	60,962	55,767
Incremental shares from stock-based compensation	—	64	—	45
Incremental shares from Equity Offering forward agreements	141	—	22	83
Incremental shares from ATM Program forward agreements	16	—	145	11
Diluted	62,569	56,757	61,129	55,906
Basic earnings per common share	$0.40	$0.40	$1.18	$0.89
Diluted earnings per common share	$0.40	$0.40	$1.18	$0.89

NOTE 10. — FAIR VALUE MEASUREMENTS

Debt Instruments

As of September 30, 2026 and December 31, 2025, the fair value of borrowings under the Credit Facility were $200.6 million and $251.3 million, respectively. As of September 30, 2026 and December 31, 2025, the fair values of borrowings under our Senior Unsecured Notes were $919.6 million and $708.4 million, respectively. The fair values of borrowings outstanding as of September 30, 2026 and December 31, 2025 were determined using a discounted cash flow technique that incorporates a market interest yield curve with adjustments for duration, risk profile and borrowings outstanding, which are based on unobservable inputs within Level 3 of the Fair Value Hierarchy.

Derivative Instruments

As of September 30, 2026 and December 31, 2025, we were not party to any derivative instruments and no derivative positions were included on our consolidated balance sheets. Periodically, we use interest rate swap agreements to manage our interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis of the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs, including interest rate curves.

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

The following summarizes as of September 30, 2026, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$1,942	$—	$—	$1,942
Liabilities:
Deferred compensation	$—	$1,942	$—	$1,942

The following summarizes as of December 31, 2025, our assets and liabilities measured at fair value on a recurring basis by level within the Fair Value Hierarchy (in thousands):

	Level 1	Level 2	Level 3	Total
Assets:
Mutual funds	$2,309	$—	$—	$2,309
Liabilities:
Deferred compensation	$—	$2,309	$—	$2,309

Real Estate Assets

As of September 30, 2026 and December 31, 2025, we had real estate assets of $2.8 million and $2.1 million, respectively, that were measured at fair value on a non-recurring basis using Level 3 inputs where impairment charges have been recorded. Due to the subjectivity inherent in the internal valuation techniques used in estimating fair value, the amounts realized from the sale of such assets may vary significantly from these estimates.

NOTE 11. — ASSETS HELD FOR SALE

We evaluate the held for sale classification of our real estate as of the end of each quarter. Assets that are classified as held for sale are recorded at the lower of their carrying amount or fair value less costs to sell. As of September 30, 2026, five properties met the criteria to be classified as held for sale.

Real estate held for sale consisted of the following as of September 30, 2026, and December 31, 2025 (in thousands):

	September 30,	December 31,
	2026	2025
Land	$798	$1,269
Buildings and improvements	1,519	1,109
	2,317	2,378
Accumulated depreciation and amortization	(1,260)	(482)
Real estate held for sale, net	$1,057	$1,896

During the nine months ended September 30, 2026, we sold fourteen properties and received funds for one property condemnation resulting in an aggregate net gain of $9.8 million which is included in gains on dispositions of real estate on our consolidated statements of operations.

NOTE 12. — PROPERTY ACQUISITIONS

2026

During the nine months ended September 30, 2026, we acquired interests in 110 properties for an aggregate purchase price of $443.2 million as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Convenience stores	43	$275,453	$167,082	$70,354	$38,017
Express tunnel car washes	6	49,719	6,549	35,859	7,311	—	—
Drive-thru QSRs	22	41,111	12,269	23,588	5,254	—	—
Auto service centers	39	76,965	27,965	40,460	8,651	—	(111)
Total	110	$443,248	$213,865	$170,261	$59,233	$—	$(111)

2025

During the nine months ended September 30, 2025, we acquired interests in 53 properties for an aggregate purchase price of $140.0 million (including amounts funded in prior periods) as follows ($ in thousands):

			Purchase Price Allocation
Asset Type	Properties	Purchase Price	Land	Buildings & Improve- ments	In-Place Leases	Intangible Market Lease Assets	Intangible Market Lease Liabilities
Convenience stores	10	$53,404	$30,226	$16,356	$6,552	$502	$(232)
Express tunnel car washes	7	35,490	8,911	22,286	4,293	—	—
Drive-thru QSRs	27	38,513	11,219	21,644	5,844	—	(194)
Auto service centers	9	12,574	6,701	4,407	1,568	—	(102)
Total	53	$139,981	$57,057	$64,693	$18,257	$502	$(528)

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

NOTE 14. — SUBSEQUENT EVENTS

In preparing our unaudited consolidated financial statements, we have evaluated events and transactions occurring after September 30, 2026, for recognition or disclosure purposes. Based on this evaluation, there were no significant subsequent events from September 30, 2026, other than as described below, through the date the financial statements were issued.

On October 16, 2026, the Company entered into the Second Amendment to Third Amended and Restated Credit Agreement among certain of its subsidiaries, as guarantors (the “Guarantors”), and Bank of America, N.A., as Administrative Agent (the “Administrative Agent”), which amended the Third Amended and Restated Credit Agreement, dated as of January 23, 2025 (the “Existing Credit Agreement”), among the Company, the Guarantors from time to time party thereto, the lenders from time to time party thereto (the “Lenders”), the Administrative Agent and the L/C Issuers (as defined in the Existing Credit Agreement) from time to time party thereto.

The purpose of the amendment was to (i) provide for a new senior unsecured term loan in an aggregate principal amount of $200.0 million (the “Term Loan”), (ii) remove the 10.0 basis points SOFR Adjustment from the definition of Daily Simple SOFR as applied to borrowings under the Company's Credit Facility, and (iii) change the definition of Investment Grade Credit Rating to mean the receipt of at least one Debt Rating of Baa3 or better from Moody’s or BBB- or better from S&P or Fitch (vs. the receipt of at least two Debt Ratings previously).

The Term Loan matures October 16, 2028, subject to three twelve-month extension options exercisable at the Company's option. The Company's exercise of the extension option is subject to the absence of any default and its compliance with certain conditions, including the payment of extension fees to the lenders under the Term Loan.

Borrowings under the Term Loan bear interest at a rate equal to (i) the sum of a SOFR rate plus a margin of 0.75% to 1.55% or (ii) the sum of a base rate plus a margin of 0.00% to 0.50% based on the Company's credit rating. The effective interest rate on the Term Loan at closing was 5.03%.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to help the reader understand our operations and our present business environment from the perspective of management. The following discussion and analysis should be read in conjunction with the sections entitled “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026; “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended June 30, 2026; and “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended September 30, 2026.

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

Examples of forward-looking statements included in this Quarterly Report on Form 10-Q include, but are not limited to, our statements regarding:se

•
our network of convenience stores, express tunnel car washes, automotive service centers, and certain other freestanding retail properties, including drive-thru quick service restaurants and automotive parts retailers;
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

These forward-looking statements are based on our current beliefs and assumptions and information currently available to us, and are subject to known and unknown risks, uncertainties and other factors including, but not limited to, the risks described in “Part I, Item 1A. Risk Factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K, “Part I, “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Part II, Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026, Quarterly Report on Form 10-Q for the period ended June 30, 2026, and this Quarterly Report on Form 10-Q for the period ended September 30, 2026 as such risk factors may be updated from time to time in our public filings. Such risks and uncertainties were derived based on numerous important assumptions, which may not be realized, and may cause our actual results, performance or achievements to differ materially from any future results, performance or achievements expressed or implied by such forward-looking statements. Most of these factors are difficult to predict accurately and are generally beyond our control. New risk factors and uncertainties may also emerge from time to time, and there can be no assurance that we have identified all risks and uncertainties that may affect it.

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

General

Real Estate Investment Trust

We are a net lease REIT specializing in the acquisition, financing and development of convenience, automotive and other single tenant retail real estate. Our portfolio includes convenience stores, express tunnel car washes, automotive service centers (gasoline and repair, oil and maintenance, tire and battery, and collision), drive-thru quick service restaurants, and certain other freestanding retail properties. As of September 30, 2026, our portfolio included 1,269 properties, including 1,243 properties owned by us and 26 properties that we leased from third-party landlords. As a REIT, we are not subject to federal corporate income tax on the taxable income we distribute to our stockholders. In order to continue to qualify for taxation as a REIT, we are required, among other things, to distribute at least 90% of our ordinary taxable income to our stockholders each year.

Our Properties

Our 1,269 properties are located in 46 states and Washington D.C. and our typical property is located in a larger metropolitan area and is used as a convenience store, express tunnel car wash, automotive service center, drive thru quick service restaurant, or certain other freestanding retail uses. Many of our properties are located at highly trafficked urban intersections or conveniently close to highway entrances or exit ramps.

As of September 30, 2026, we leased 1,263 of our properties to tenants under triple-net leases, including 1,030 properties leased under 71 separate unitary or master triple-net leases, and 233 properties leased under single unit triple-net leases. These leases generally provide for an initial term of 15 or 20 years, with options for successive renewal terms of up to 20 years, and periodic rent escalations. As of September 30, 2026, our weighted average remaining lease term, excluding renewal options, was 10.8 years.

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

As of September 30, 2026, we also had four vacant properties and two properties under redevelopment.

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

During the nine months ended September 30, 2026, we invested a total of $462.7 million, including the acquisition of 43 convenience stores, 39 auto service centers, 22 drive-thru quick service restaurants, and six express tunnel car washes.

During the nine months ended September 30, 2025, we invested a total of $135.7 million, including the acquisition of 27 drive-thru quick service restaurants, nine auto service centers, 10 convenience stores, and seven express tunnel car washes.

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

As of September 30, 2026, we had two properties under active redevelopment and others in various stages of feasibility planning for potential recapture from our net lease portfolio.

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

A reconciliation of net earnings to FFO and AFFO is as follows (in thousands, except per share amounts):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net earnings	$25,606	$23,348	$74,820	$52,148
Depreciation and amortization of real estate assets	18,319	15,040	51,352	45,998
Gains on dispositions of real estate	(5,433)	(338)	(11,883)	(2,224)
Impairments	373	647	4,350	2,271
Funds from operations (FFO)	38,865	38,697	118,639	98,193
Revenue recognition adjustments
Deferred rental revenue (straight-line rent)	(3,068)	(2,557)	(7,413)	(6,906)
Amortization of intangible market lease assets and liabilities, net	(59)	(85)	(178)	(253)
Amortization of investment in direct financing leases	1,407	1,190	4,066	3,436
Amortization of lease incentives	261	236	1,053	644
Total revenue recognition adjustments	(1,459)	(1,216)	(2,472)	(3,079)
Environmental Adjustments
Accretion expense	67	74	223	238
Changes in environmental estimates	(30)	(4,155)	(7,757)	(4,382)
Environmental litigation accruals	—	550	(25)	5,616
Insurance reimbursements	(80)	—	(86)	(43)
Total environmental adjustments	(43)	(3,531)	(7,645)	1,429
Other Adjustments
Stock-based compensation expense	1,529	1,789	4,256	5,192
Amortization of debt issuance costs	407	363	1,206	2,131
Retirement and severance costs	1,850	—	4,994	—
Total other adjustments	3,786	2,152	10,456	7,323
Adjusted funds from operations (AFFO)	$41,149	$36,102	$118,978	$103,866

Basic per share amounts:
Net earnings	$0.40	$0.40	$1.18	$0.89
FFO (a)	0.61	0.66	1.89	1.71
AFFO (a)	0.64	0.62	1.90	1.81
Diluted per share amounts:
Net earnings	$0.40	$0.40	$1.18	$0.89
FFO (a)	0.61	0.66	1.89	1.70
AFFO (a)	0.64	0.62	1.89	1.80
Weighted average common shares outstanding:
Basic	62,412	56,693	60,962	55,767
Diluted	62,569	56,757	61,129	55,906

(a)
Dividends paid and undistributed earnings allocated, if any, to unsettled restricted stockholders are deducted from FFO and AFFO for the computation of the per share amounts. The following amounts were deducted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
FFO	$1,061	$1,121	$3,373	$2,891
AFFO	1,124	1,046	3,383	3,058

Results of Operations

Three months ended September 30, 2026, compared to the three months ended September 30, 2025

The following table presents select data and comparative results from our consolidated statements of operations for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Revenues:
Revenues from rental properties	$62,265	$55,159	$7,106
Interest on notes and mortgages receivable	725	432	293

Operating expenses:
Property costs	2,224	2,406	(182)
Impairments	373	647	(274)
Environmental	320	(3,356)	3,676
General and administrative	8,327	6,441	1,886
Depreciation and amortization	18,319	15,040	3,279

Other items:
Gains on dispositions of real estate	5,433	338	5,095
Interest expense	13,443	11,450	1,993

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Rental income	$59,347	$52,261	$7,086
Revenue recognition adjustments	1,460	1,216	244
Tenant reimbursement income	1,458	1,682	(224)
Total revenues from rental properties	62,265	55,159	7,106

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in average notes and mortgages receivables outstanding during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Property Costs

The following table presents the results for property costs for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025 (in thousands):

	For the Three Months Ended September 30,
	2026	2025	$ Change
Property operating expenses	$2,171	$2,251	$(80)
Leasing and redevelopment expenses	53	155	(102)
Total property costs	2,224	2,406	(182)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes directly to the applicable taxing authorities, as well as lower rent expense and other non-reimbursable expenses. The decrease in leasing and redevelopment expenses was primarily due to a decrease in professional fees and redevelopment cost write-offs related to redevelopment projects.

Impairments

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for both the three months ended September 30, 2026 and 2025 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in the carrying value of certain properties based on third-party indications of potential selling prices.

Environmental Expenses

The change in environmental expenses was primarily due to a change in environmental estimates, including the removal of $4.1 million of unknown reserve liabilities during the three months ended September 30, 2025, as well as a decrease in environmental litigation accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to net non-recurring severance costs of $1.7 million related to our separation from our former Chief Accounting Officer, as well as increases to other employee-related expenses and professional fees.

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

Gains on Dispositions of Real Estate

The gains on dispositions of real estate were primarily due to the disposition of eight properties and the lease reclassification of 25 properties to sales-type during the three months ended September 30, 2026, and the disposition of one property during the three months ended September 30, 2025.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the three months ended September 30, 2026, as compared to the three months ended September 30, 2025.

Nine months ended September 30, 2026, compared to the nine months ended September 30, 2025.

The following table presents select data and comparative results from our consolidated statements of operations for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Revenues:
Revenues from rental properties	$178,209	$159,589	$18,620
Interest on notes and mortgages receivable	1,676	1,589	87

Operating expenses:
Property costs	6,255	6,831	(576)
Impairments	4,350	2,271	2,079
Environmental	(6,889)	2,101	(8,990)
General and administrative	24,680	20,161	4,519
Depreciation and amortization	51,352	45,998	5,354

Other items:
Gains on dispositions of real estate	11,883	2,224	9,659
Interest expense	37,724	34,086	3,638

Revenues from Rental Properties

The following table presents the results for revenues from rental properties for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Rental income	$172,039	$152,305	$19,734
Revenue recognition adjustments	2,472	3,079	(607)
Tenant reimbursement income	3,698	4,205	(507)
Total revenues from rental properties	178,209	159,589	18,620

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

Interest on Notes and Mortgages Receivable

The increase in interest on notes and mortgages receivable was primarily due to an increase in average notes and mortgages receivables outstanding during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Property Costs

The following table presents the results for property costs for the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025 (in thousands):

	For the Nine Months Ended September 30,
	2026	2025	$ Change
Property operating expenses	$5,810	$6,361	$(551)
Leasing and redevelopment expenses	445	470	(25)
Total property costs	6,255	6,831	(576)

Property costs are comprised of (i) property operating expenses, including rent expense, reimbursable and non-reimbursable real estate taxes and municipal charges, certain state and local taxes, and maintenance expenses, and (ii) leasing and redevelopment expenses, including professional fees, demolition costs, and redevelopment project cost write-offs, if any.

The decrease in property operating expenses was primarily due to a decrease in reimbursable real estate taxes as we transitioned certain tenants to paying real estate taxes directly to the applicable taxing authorities, as well as lower rent expense. The decrease in leasing and redevelopment expenses was primarily due to a decrease in professional fees and redevelopment cost write-offs related to redevelopment projects, partially offset by an increase in demolition costs.

Impairment Charges

Impairments are recorded when the carrying value of a property is reduced to fair value. Impairment charges for the nine months ended September 30, 2026 and 2025 were attributable to (i) the addition of asset retirement costs to certain properties due to changes in estimates associated with our environmental liabilities, which increased the carrying values of these properties in excess of their fair values, and (ii) reductions in the carrying value of certain properties based on third-party indications of potential selling prices Impairment charges for the nine months ended September 30, 2025 also included reductions in estimated undiscounted cash flows expected to be received during the assumed holding period for certain of our properties.

Environmental Expenses

The change in environmental expenses was primarily due to (i) a change in environmental estimates, including the removal of the remaining $7.7 million of unknown reserve liabilities during the nine months ended September 30, 2026, and (ii) a decrease in environmental litigation accruals. Environmental expenses vary from period to period and, accordingly, undue reliance should not be placed on the magnitude or the direction of change in reported environmental expenses for one period, as compared to prior periods.

General and Administrative Expenses

The increase in general and administrative expenses was primarily due to net non-recurring retirement and severance costs of $4.0 million, approximately $3.8 million of which was related to the retirement of our former Chief Operating Officer and our separation from our former Chief Accounting Officer, as well as increases to other employee-related expenses and professional fees.

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

Gain on Dispositions of Real Estate

The gain on dispositions of real estate were primarily due to the sale of 14 properties, one partial condemnation, and the lease reclassification of 25 properties to sales-type leases during the nine months ended September 30, 2026, and the sale of five properties and two partial condemnations during the nine months ended September 30, 2025.

Interest Expense

The increase in interest expense was due to higher average borrowings and higher average interest rates during the nine months ended September 30, 2026, as compared to the nine months ended September 30, 2025.

Liquidity and Capital Resources

General

Our primary uses of liquidity include payments of operating expenses, interest on our outstanding debt, environmental remediation costs, distributions to shareholders, and future acquisitions and redevelopment projects. We have not historically incurred significant capital expenditures other than those related to acquisitions.

We expect to meet our short-term liquidity requirements through cash flow from operations, funds available under our Credit Facility, proceeds from the settlement of shares of common stock subject to forward sale agreements under our Equity Offering and ATM Program, and available cash and cash equivalents.

As of September 30, 2026, we had $250.0 million of availability under our Credit Facility, 1.5 million shares of common stock subject to forward sale agreements which are anticipated to generate approximately $51.8 million of gross proceeds upon settlement, and available cash and cash equivalents of $8.8 million.

We anticipate meeting our longer-term capital needs through cash flow from operations, funds available under our Credit Facility, available cash and cash equivalents, the future issuance of shares of common stock or debt securities, and proceeds from future real estate asset sales.

Our cash flow activities for the nine months ended September 30, 2026 and 2025, are summarized as follows (in thousands):

	Nine Months Ended September 30,
	2026	2025	$ Change
Net cash flow provided by operating activities	$106,002	$93,947	$12,055
Net cash flow used in investing activities	(433,967)	(120,666)	(313,301)
Net cash flow provided by financing activities	327,805	22,711	305,094

Operating Activities

The change in net cash flow provided by operating activities for the nine months ended September 30, 2026 and 2025 was primarily the result of changes in revenues and expenses as discussed in “Results of Operations” above and the other changes in assets and liabilities on our consolidated statements of cash flows.

Investing Activities

The increase in net cash flow used in investing activities was primarily due to a $303.3 million increase in property acquisitions, a $16.0 million increase in issuance of notes and mortgages receivable, a $6.6 million decrease in collections of notes and mortgages receivable, and a $5.9 million decrease in deposits for property acquisitions, partially offset by an $18.5 million increase in proceeds from dispositions of real estate.

Financing Activities

The increase in net cash flow provided by financing activities was primarily due to a net increase in total net borrowings of $167.5 million and an increase in net proceeds from the issuance of common stock of $148.1 million, partially offset by an increase in cash dividends paid of $10.2 million.

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

In January 2025, we used borrowings under the Third Restated Credit Agreement to repay, in full, the Term Loan. As a result of this early repayment, we recognized approximately $0.9 million in unamortized debt issuance costs, which were expensed as interest expense on our consolidated statements of operations for the nine months ended September 30, 2025.

Senior Unsecured Notes

In November 2025, we entered into a note purchase and guarantee agreement with multiple purchasers party thereto pursuant to which, in January 2026, we issued $250.0 million of 5.76% Series U Guaranteed Senior Notes due January 22, 2036 (the “Series U Notes”) to the purchasers and used the proceeds to repay amounts outstanding under our Credit Facility.

In November 2024, we entered into a seventh amended and restated note purchase and guarantee agreement with The Prudential Insurance Company of America and certain of its affiliates (collectively, “Prudential”) (the "Seventh Amended and Restated Prudential Agreement") pursuant to which, in February 2025, we issued $50.0 million of 5.70% Series T Guaranteed Senior Notes due February 22, 2032 (the “Series T Notes”) to Prudential and used the proceeds to repay the $50.0 million of 4.75% Series C Guaranteed Senior Notes due February 25, 2025 (the “Series C Notes”) outstanding under our sixth amended and restated note purchase and guarantee agreement with Prudential (the "Sixth Amended and Restated Prudential Agreement"). The other senior unsecured notes outstanding as of September 30, 2026 under the Sixth Amended and Restated Prudential Agreement, including (i) $50.0 million of 5.47% Series D Guaranteed Senior Notes due June 21, 2028 (the “Series D Notes”), (ii) $50.0 million of 3.52% Series F Guaranteed Senior Notes due September 12, 2029 (the “Series F Notes”), (iii) $100.0 million of 3.43% Series I Guaranteed Senior Notes due November 25, 2030 (the “Series I Notes”) and (iv) $80.0 million of 3.65% Series Q Guaranteed Senior Notes due January 20, 2033 (the “Series Q Notes”), remain outstanding under the Seventh Amended and Restated Prudential Agreement.

In November 2024, we entered into an amended and restated note purchase and guarantee agreement with New York Life Insurance Company and certain of its affiliates (collectively, “New York Life”) (the “Amended and Restated New York Life Agreement”) pursuant to which, in February 2025, we issued $50.0 million of 5.52% Series R Guaranteed Senior Notes due September 12, 2029 (the “Series R Notes”) and $25.0 million of 5.70% Series S Guaranteed Senior Notes due February 22, 2032 (the “Series S Notes”) to New York Life. The other senior unsecured notes outstanding as of September 30, 2026 under our note purchase and guarantee agreement with New York Life (the “New York Life Agreement”), including (i) $25.0 million of 3.45% Series N Guaranteed Senior Notes due February 22, 2032 (the “Series N Notes”) and (ii) $25.0 million of 3.65% Series P Guaranteed Senior Notes due January 20, 2033 (the “Series P Notes”), remain outstanding under the Amended and Restated New York Life Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with American General Life Insurance Company and certain of its affiliates (collectively, “AIG”) (the “Second Amended and Restated AIG Agreement”) pursuant to which we issued $55.0 million of 3.45% Series L Guaranteed Senior Notes due February 22, 2032 (the “Series L Notes”) to AIG. The other senior unsecured notes outstanding as of September 30, 2026 under our first amended and restated note purchase and guarantee agreement with AIG (the “First Amended and Restated AIG Agreement”), including (i) $50.0 million of 3.52% Series G Guaranteed Senior Notes due September 12, 2029 (the “Series G Notes”) and (ii) $50.0 million of 3.43% Series J Guaranteed Senior Notes due November 25, 2030 (the “Series J Notes”), remain outstanding under the Second Amended and Restated AIG Agreement.

In February 2022, we entered into a second amended and restated note purchase and guarantee agreement with Massachusetts Mutual Life Insurance Company and certain of its affiliates (collectively, “MassMutual”) (the “Second Amended and Restated MassMutual Agreement”) pursuant to which we issued $20.0 million of 3.45% Series M Guaranteed Senior Notes due February 22, 2032 (the “Series M Notes”) and, in January 2023, $20.0 million of 3.65% Series O Guaranteed Senior Notes due January 20, 2033 (the “Series O Notes”) to MassMutual. The other senior unsecured notes outstanding as of September 30, 2026 under our first amended and restated note purchase and guarantee agreement with MassMutual (the “First Amended and Restated MassMutual Agreement”), including (i) $25.0 million of 3.52% Series H Guaranteed Senior Notes due September 12, 2029 (the “Series H Notes”) and (ii) $25.0 million of 3.43% Series K Guaranteed Senior Notes due November 25, 2030 (the “Series K Notes”), remain outstanding under the Second Amended and Restated MassMutual Agreement.

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

Debt Maturities

The amounts outstanding under our Credit Facility and Senior Unsecured Notes, exclusive of extension options, are as follows ($ in thousands):

	Maturity Date	Interest Rate	September 30, 2026	December 31, 2025
Credit Facility (a)	January 2029	5.27%	$200,000	$250,000
Series D-E Notes	June 2028	5.47%	100,000	100,000
Series F-H, R Notes	September 2029	4.09%	175,000	175,000
Series I-K Notes	November 2030	3.43%	175,000	175,000
Series L-N, S-T Notes	February 2032	4.41%	175,000	175,000
Series O-Q Notes	January 2033	3.65%	125,000	125,000
Series U	January 2036	5.76%	250,000	—
Total debt			1,200,000	1,000,000
Unamortized debt issuance costs, net (b)			(5,621)	(5,044)
Total debt, net			$1,194,379	$994,956
(a)
The Credit Facility matures in January 2029. Subject to the terms of the Third Restated Credit Agreement and our continued compliance with its provisions, we have the option to extend the term for two six-month periods (for a total of 12 months).
(b)
Unamortized debt issuance costs related to the Credit Facility were $2.7 million and $3.5 million as of September 30, 2026 and December 31, 2025, respectively, and are included in prepaid expenses and other assets on our consolidated balance sheets

Equity Offering

In February 2026, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sale agreements. During the three months ended September 30, 2026, we settled all 4.0 million shares and realized net proceeds of $128.2 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

In July 2024, we completed a follow-on public offering of 4.0 million shares of common stock in connection with forward sale agreements. During the year ended December 31, 2025, we settled all 4.0 million shares and realized net proceeds of $113.6 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

ATM Program

In February 2023, we established and, in February 2024, we amended, an at-the-market equity offering program (the “ATM Program”), pursuant to which we are able to issue and sell shares of our common stock with an aggregate sales price of up to $350.0 million through a consortium of banks acting as our sales agents or acting as forward sellers on behalf of any forward purchasers pursuant to forward sale agreements. Sales of the shares of common stock may be made, as needed, from time to time in at-the-market offerings as defined in Rule 415 of the Securities Act, including by means of ordinary brokers’ transactions on the New York Stock Exchange or otherwise at market prices prevailing at the time of sale, at prices related to prevailing market prices or as otherwise agreed to with the applicable agent. Sales of common stock under our ATM Program, if any, will depend on a variety of factors to be determined by us from time to time, including among others, market conditions, the trading price of our common stock, determinations by us of the appropriate sources of funding for us and potential uses of funding available to us.

The use of forward sale agreements allow us to establish a share price for the sale of shares of common stock at the time the forward sale agreements become effective, but defer receiving the proceeds from the sale of shares of common stock until a later date. To account for the forward sale agreements, we considered the accounting guidance governing financial instruments and derivatives. To date, we have concluded that our forward sale agreements are not liabilities as they do not embody obligations to repurchase our shares nor do they embody obligations to issue a variable number of shares for which the monetary value are predominantly fixed, varying with something other than the fair value of the shares, or varying inversely in relation to our shares.

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

We also consider the potential dilution resulting from the forward sale agreements on our earnings per share calculations. We use the treasury stock method to determine the dilution resulting from the forward sale agreements during the period of time prior to settlement.

ATM Direct Issuances

During the nine months ended September 30, 2026 and September 30, 2025, no shares of common stock were issued under the ATM Program.

ATM Forward Agreements

During the three and nine months ended September 30, 2026, we settled 1,100,000 and 3,210,545 shares of common stock, respectively, subject to outstanding forward sale agreements, and realized net proceeds of $36.4 million and $96.1 million, respectively, after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement. During the three months ended September 30, 2025, no shares of common stock were settled, and during the nine months ended September 30, 2025, we settled 406,727 shares of common stock subject to outstanding forward sale agreements, and realized net proceeds of $10.9 million after deducting fees and expenses and making certain other adjustments as provided in the equity distribution agreement.

The following table summarizes activity under our ATM Program in connection with forward sale agreements for the nine months ended September 30, 2026 and 2025 ($ in thousands):

		For the Nine Months Ended September 30, 2026		As of September 30, 2026
Period Entered into Forward Sale Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended December 31, 2024 (a)	992,696	650,000	$19,922	—	$—
Three Months Ended September 30, 2025	1,018,695	1,018,695	27,548	—	—
Three Months Ended December 31, 2025	441,850	441,850	12,242	—	—
Three Months Ended June 30, 2026	1,812,000	1,100,000	36,370	712,000	23,817
Three Months Ended September 30, 2026	836,457	—	—	836,457	28,022
Total	5,101,698	3,210,545	$96,082	1,548,457	$51,839

(a) 342,696 shares were settled during the three months ended December 31, 2025.

		For the Nine Months Ended September 30, 2025		As of September 30, 2025
Period Entered into Forward Sale Agreements	Shares Sold	Shares Settled	Net Proceeds Received	Shares Remaining	Anticipated Gross Proceeds Remaining
Three Months Ended June 30, 2024	406,727	406,727	$10,899	—	$—
Three Months Ended December 31, 2024	992,696	—	—	992,696	32,277
Three Months Ended September 30, 2025	1,018,695	—	—	1,018,695	28,950
Total	2,418,118	406,727	$10,899	2,011,391	$61,227

We expect to settle outstanding forward sale agreements, typically within 12 months of the respective agreement dates, via physical delivery of the outstanding shares of common stock in exchange for cash proceeds, although we may elect cash settlement or net share settlement for all or a portion of our obligations under the forward sale agreements, subject to certain conditions.

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

Regular quarterly dividends paid to our stockholders for the nine months ended September 30, 2026 were $91.0 million, or $1.455 per share. There can be no assurance that we will continue to pay dividends at historical rates.

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

Based on the expiration of the Lookback Periods, together with other factors which have significantly mitigated our potential liability for preexisting environmental obligations, including the absence of any contractual obligations on the part of the Company relating to properties which have been sold, quantifiable trends associated with types and ages of USTs at issue, expectations regarding future UST replacements, and historical trends and expectations regarding discovery of preexisting unknown environmental contamination and/or attempted pursuit of us, we have concluded that there is no material continued risk of having to satisfy contractual obligations relating to preexisting unknown environmental contamination at certain properties. Accordingly, during the nine months ended September 30, 2026, we removed the remaining $7.7 million of unknown reserve liabilities and, as of September 30, 2026, we had removed $36.0 million of unknown reserve liabilities which had previously been accrued for these properties. As of September 30, 2026, no unknown environmental reserve liabilities remain on our consolidated balance sheet.

We measure our environmental remediation liabilities at fair value based on expected future net cash flows, adjusted for inflation and then discount them to present value. We adjust our environmental remediation liabilities quarterly to reflect changes in projected expenditures, changes in present value due to the passage of time and reductions in estimated liabilities as a result of actual expenditures incurred during each quarter. As of September 30, 2026, we had accrued a total of $8.2 million for our prospective environmental remediation obligations, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries. As of December 31, 2025, we had accrued a total of $15.9 million for our prospective environmental remediation obligations. This accrual consisted of (a) $8.2 million, which was our estimate of reasonably estimable environmental remediation liability, including obligations to remove USTs for which we are responsible, net of estimated recoveries and (b) $7.7 million for future environmental liabilities related to preexisting unknown contamination.

Environmental liabilities are accreted for the change in present value due to the passage of time and, accordingly, $0.2 million of net accretion expense was recorded for each of the nine months ended September 30, 2026 and 2025 and included in environmental expenses. In addition, during the nine months ended September 30, 2026 and 2025, we recorded credits to environmental expenses aggregating $7.8 million and $4.4 million, respectively, where decreases in estimated remediation costs exceeded the depreciated carrying value of previously capitalized asset retirement costs. Changes in environmental estimates aggregating $0.1 million for each of the nine months ended September 30, 2026 and 2025 were related to properties that were previously disposed of by us. Environmental expenses also include project management fees, legal fees, and environmental litigation accruals.

During the nine months ended September 30, 2026 and 2025, we increased the carrying values of certain of our properties by $1.7 million and $2.0 million, respectively, due to changes in estimated environmental remediation costs. The recognition and subsequent changes in estimates in environmental liabilities and the increase or decrease in carrying values of the properties are non-cash transactions which do not appear on our consolidated statements of cash flows.

Capitalized asset retirement costs are being depreciated over the estimated remaining life of the UST, a 10-year period if the increase in carrying value is related to environmental remediation obligations or such shorter period if circumstances warrant, such as the remaining lease term for properties we lease from others. Depreciation and amortization expense related to capitalized asset retirement costs on our consolidated statements of operations for the nine months ended September 30, 2026 and 2025, were $1.0 million and $1.4 million, respectively. Capitalized asset retirement costs were $22.5 million for known environmental liabilities as of September 30, 2026, and $29.3 million, including $23.9 million for known environmental liabilities and $5.4 million of reserves for future environmental liabilities, as of December 31, 2025. We recorded impairment charges aggregating $1.3 million and $1.6 million for the nine months ended September 30, 2026 and 2025, respectively, for capitalized asset retirement costs.

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

Environmental Litigation

We are subject to various legal proceedings and claims which arise in the ordinary course of our business. As of September 30, 2026 and December 31, 2025, we had $5.0 million and $5.6 million accrued, respectively, for these matters which we believe were appropriate based on information then currently available. Matters related to our former Newark, New Jersey Terminal and the Lower Passaic River, and our MTBE litigations in the states of Pennsylvania and Maryland, in particular, could cause a material adverse effect on our business, financial condition, results of operations, liquidity, ability to pay dividends or stock price. For additional information with respect to these and other pending environmental lawsuits and claims, see “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025; “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended March 31, 2026; “Part II, Item 1. Legal Proceedings” and “Note 4 —Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended June 30, 2026; and “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for the period ended September 30, 2026.

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

Based on the outstanding borrowings under the Credit Facility of $200.0 million as of September 30, 2026, an increase in market interest rates of 1.0% for 2026 would decrease our 2026 net income and cash flows by approximately $0.5 million. Our exposure to fluctuations in interest rates will increase or decrease in the future with increases or decreases in the outstanding amount under our Credit Facility and with increases or decreases in amounts outstanding under borrowing agreements entered into with interest rates floating at market rates.

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

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2026, at the reasonable assurance level.

Internal Control Over Financial Reporting

During our most recent fiscal quarter, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Please refer to “Part I, Item 3. Legal Proceedings” in our Annual Report on Form 10-K for the year ended December 31, 2025, “Part II, Item 1. Legal Proceedings” and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, “Part II, Item 1. Legal Proceedings” and “Note 4 —Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in our Quarterly Report on Form 10-Q for the period ended June 30, 2026, and “Note 4 — Commitments and Contingencies” in “Part I, Item 1. Financial Statements” in this Quarterly Report on Form 10-Q for information regarding material pending legal proceedings. Except as set forth therein, there have been no new material legal proceedings and no material developments in any of our previously disclosed legal proceedings.

ITEM 1A. RISK FACTORS

There have been no material changes to the information previously disclosed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the periods ended March 31, 2026, June 30, 2026, and September 30, 2026.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description of Document	Location of Document

10.1*	Purchase and Sale Agreement dated September 22, 2026 by and among Getty Leasing, Inc., Refuel Operating Company, LLC and Blue Horseshoe 2, LLC.	Filed herewith.

10.2*

Second Amendment to the Third Amended and Restated Credit Agreement, dated as of January 23, 2025, among Getty Realty Corp., certain of its subsidiaries party thereto, Bank of America, N.A., as Administrative Agent, and the other agents and lenders party thereto.

Filed herewith.

10.3*	Confidential Separation Agreement by and between Getty Realty Corp. and Eugene Shnayderman, dated as of July 28, 2026	Filed herewith.

31.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Christopher J. Constant, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

32.2	Certification of Brian Dickman, Executive Vice President, Chief Financial Officer and Treasurer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Furnished herewith.

101.INS	XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.	Filed herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Filed herewith.

* Certain portions of this exhibit (indicated by "[***]") have been excluded in compliance with Regulation S-K Item 601(b)(10) because they are not material and are the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 22, 2026

Getty Realty Corp.

By:	/s/ CHRISTOPHER J. CONSTANT
Christopher J. Constant President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ BRIAN R. DICKMAN
Brian R. Dickman Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

By:	/s/ NICOLE C. RAPPORT
Nicole C. Rapport Vice President, Chief Accounting Officer (Principal Accounting Officer)